Form 10-Q
period 1997-09-30
INDUSTRIAL DISTRIBUTION GROUP INC
filed 1997-11-14
CIK 1042351

                                   FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


     FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM

                       TO
     -----------------     -----------------

                        COMMISSION FILE NUMBER 001-13195

                      INDUSTRIAL DISTRIBUTION GROUP, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

Delaware                                   58-2299339
-------------------------------            ------------------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)


                    2500 Royal Place, Tucker, Georgia 30084
             -----------------------------------------------------
             (Address of principal executive offices and zip code)

                                 (770) 243-9000
             -----------------------------------------------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x No
                                             ---  ---
Shares outstanding of the issuer's Common Stock at September 30, 1997:
7,254,973 shares of Common Stock, $0.01 par value share.

                                     INDEX

                      INDUSTRIAL DISTRIBUTION GROUP, INC.

PART I.  Financial Information

    ITEM 1.  Financial Statements (Unaudited)

             Consolidated Balance Sheets at September 30, 1997

             Consolidated Statements of Operations for the three months ended September 30, 1996 and 1997

             Consolidated Statements of Operations for the nine months ended September 30, 1996 and 1997

             Consolidated Statements of Cash Flows for the nine months ended September 30, 1996 and 1997

             Notes to the Consolidated Financial Statements

    ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

    ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk

PART II. Other Information

    ITEM 1.  Legal Proceedings

    ITEM 2.  Changes in Securities

    ITEM 6.  Exhibits and Reports on Form 8-K

                         PART I. FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

                      INDUSTRIAL DISTRIBUTION GROUP, INC.
                          CONSOLIDATED BALANCE SHEETS
                                 (In thousands)
                                  (Unaudited)
                                    (Note 1)


                             ASSETS

                                                               DECEMBER 31  SEPTEMBER 30,
                                                                  1996          1997
                                                               -----------  -------------
       CURRENT ASSETS:
        Cash & Cash Equivalents                                 $ 1,407      $ 37,311
        Accounts Receivable, net                                  3,973        31,628
        Inventory, net                                            4,455        34,909
        Prepaid and Other Current Assets                          1,366         2,268
                                                               --------      --------
          TOTAL CURRENT ASSETS                                   11,201       106,116
        Property and Equipment, net                               1,114         8,679
        Intangible Assets, net                                       --        20,565
        Other Assets                                                633         2,268
                                                               --------      --------
          TOTAL ASSETS                                          $12,948      $137,628
                                                               ========      ========

                     LIABILITIES & STOCKHOLDERS' EQUITY

       CURRENT LIABILITIES:
        Short Term Debt                                         $ 1,205      $  3,676
        Accounts Payable                                          2,056        20,339
        Accrued Compensation                                        446         1,901
        Other Accrued Liabilities                                   544         3,062
                                                               --------      --------
          TOTAL CURRENT LIABILITIES                               4,251        28,978

        Long-Term Debt                                              373         4,689
        Deferred Income Taxes                                        17         1,636
        Other Long-Term Liabilities                               1,138         6,090

        STOCKHOLDERS' EQUITY:
        Common Stock, par value $.01 per share, 50,000,000            9            73
          shares authorized; 866,992 shares issued and
          outstanding in 1996; 7,254,973 shares in 1997
        Additional Paid-In Capital                                   --        87,719
        Retained Earnings                                         7,160         8,443
                                                               --------      --------
         Total Stockholders' Equity                               7,169        96,235
                                                               --------      --------

          TOTAL LIABILITIES & STOCKHOLDERS' EQUITY              $12,948      $137,628
                                                               ========      ========



The accompanying notes are an integral part of these financial statements.

                      INDUSTRIAL DISTRIBUTION GROUP, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                       (In thousands, except share data)
                                  (Unaudited)




                                                       THREE MONTHS ENDED
                                                          SEPTEMBER 30
                                                      1996            1997
                                                  ---------       ----------

NET SALES.....................................    $   7,830       $   15,427

COST OF SALES.................................        5,679           11,581
                                                  ---------       ----------
  Gross profit................................        2,151            3,846

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES..        1,384            2,823
                                                  ---------       ----------
  Income from operations......................          767            1,023

INTEREST EXPENSE..............................           52              130

OTHER (INCOME) EXPENSE........................           (3)              18
                                                  ---------       ----------

INCOME BEFORE INCOME TAXES....................          718              875

PROVISION FOR INCOME TAXES....................          231              253
                                                  ---------       ----------

NET INCOME....................................    $     487       $      622
                                                  =========       ==========

EARNINGS PER SHARE............................    $    0.56       $     0.45
                                                  =========       ==========

WEIGHTED AVERAGE SHARES OUTSTANDING...........      866,992        1,385,307
                                                  =========       ==========



The accompanying notes are an integral part of these financial statements.

                      INDUSTRIAL DISTRIBUTION GROUP, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                       (In thousands, except share data)
                                  (Unaudited)


                                                         NINE MONTHS ENDED
                                                            SEPTEMBER 30
                                                       1996             1997
                                                   ---------       -----------
NET SALES ...................................      $  21,043       $    32,194

COST OF SALES ...............................         15,442            24,017
                                                   ---------       -----------
  Gross profit ..............................          5,601             8,177

SELLING, GENERAL AND ADMINISTRATIVE  EXPENSES          4,215             6,117
                                                   ---------       -----------
  Income from operations ....................          1,386             2,060

INTEREST EXPENSE ............................            158               286

OTHER (INCOME) EXPENSE ......................           (181)             (124)
                                                   ---------       -----------

INCOME BEFORE INCOME TAXES ..................          1,409             1,898

PROVISION FOR INCOME TAXES ..................            466               610
                                                   ---------       -----------

NET INCOME ..................................      $     943       $     1,288
                                                   =========       ===========

EARNINGS PER SHARE ..........................      $    1.09       $      1.25
                                                   =========       ===========

WEIGHTED AVERAGE SHARES OUTSTANDING .........        866,992         1,031,586
                                                   =========       ===========


The accompanying notes are an integral part of these financial statements

                      INDUSTRIAL DISTRIBUTION GROUP, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In Thousands)
                                  (Unaudited)



                                                                        Nine Months Ended
                                                                           September 30
                                                                        1996         1997
                                                                     ---------     --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income ...................................................     $   943       $  1,288
                                                                     -------       --------

  Adjustments to reconcile net income to net cash
    provided by operating activities:
    Depreciation ...............................................          93             97
    Changes in operating assets and liabilities, net
      of Acquisitions:
      Accounts receivable, net .................................        (727)         2,042
      Inventories ..............................................         185          1,974
      Prepaids and other assets ................................          (7)          (115)
      Accounts payable .........................................         (58)        (2,371)
      Accrued compensation .....................................          --            142
      Other accrued liabilities ................................         141         (1,119)
                                                                     -------       --------
        Total adjustments ......................................        (373)           650
                                                                     -------       --------
        Net cash provided by operating activities...............         570          1,938
                                                                     -------       --------


CASH FLOWS FROM INVESTING ACTIVITIES:
  Decrease in short-term investments ...........................          --            948
  Additions to property and equipment, net .....................         (52)          (113)
                                                                     -------       --------
  Net cash provided by (used in) investing activities ..........         (52)           835
                                                                     -------       --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of common stock .......................          --         56,599
  Proceeds (payments) on short term debt .......................          55        (13,129)
  Payments on long-term debt ...................................         (46)       (12,146)
  Payments on notes payable to related parties .................         (38)           (44)
  Cash from acquired companies .................................          --          1,851
                                                                     -------       --------
  Net cash provided by (used in) financing activities ..........         (29)        33,131
                                                                     -------       --------

NET CHANGE IN CASH AND CASH EQUIVALENTS ........................         489         35,904

CASH AND CASH EQUIVALENTS, beginning of period .................       2,035          1,407
                                                                     -------       --------

CASH AND CASH EQUIVALENTS, end of period .......................     $ 2,524       $ 37,311
                                                                     =======       ========




The accompanying notes are an integral part of these financial statements

INDUSTRIAL DISTRIBUTION GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 1997


1.  BASIS OF PRESENTATION

Industrial Distribution Group, Inc., a Delaware corporation ("IDG" or the "Company"), was formed on February 12, 1997 to create a nationwide supplier of cost-effective, flexible procurement solutions for manufacturers and other users of "MROP" products. In September 1997, IDG completed an initial public offering of its Common Stock, and at the same time, acquired the following nine industrial distribution companies: Associated Suppliers, Inc. ("Associated"), B&J Industrial Supply Company ("B&J"), Cramer Industrial Supplies ("Cramer"), Grinding Supplies Company ("Grinding"), J.J. Stangel Company ("J.J. Stangel"), Shearer Industrial Supply Company ("Shearer"), Slater Industrial Supply Company ("Slater"), The Distribution Group ("TDG") (formerly known as Industrial Distribution Group, Inc. and sometimes referred to herein as "Predecessor-IDG") and Tri-Star Industrial Supply, Inc. ("Tri-Star"), collectively referred to as the "Founding Companies". The consideration for the acquisitions of the Founding Companies consisted of Company Common Stock. A total of 3,330,224 shares of Company Common Stock were issued to the stockholders of the Founding companies. B&J has been identified as the acquiror for financial statement presentation purposes pursuant to Staff Accounting Bulletin 97 ("SAB 97"). The acquisitions were accounted for using the purchase method of accounting. The allocations of purchase price to the assets acquired and liabilities assumed of the Founding Companies have been recorded based on preliminary estimates of fair value, and may be revised as additional information concerning the valuation of such assets and liabilities becomes available.

The closing of the acquisitions and the offering occurred on September 29, 1997. For accounting purposes, however, September 24, 1997 has been established as the effective date of the acquisitions because management has determined that effective control of the operations of the Founding Companies transferred to IDG on that date.

The accompanying unaudited interim financial statements of IDG represent B&J (as the SAB 97 financial acquiror) for the entire three months and nine months ended September 30, 1997, and September 30, 1996 and the other eight Founding Companies for only the seven days ended September 30, 1997.

The accompanying unaudited interim financial statements are prepared pursuant to the rules and regulations for reporting on Form 10-Q. Accordingly, certain information and footnotes required by generally accepted accounting principles for complete financial statements are not included herein.

The Company believes all adjustments necessary for a fair presentation of these interim statements have been included and are of a normal and recurring nature.

The interim statements should be read in conjunction with the financial statements of B&J and the other Founding Companies for the fiscal years presented and notes thereto, included in the Company's Prospectus dated September 23, 1997 included in its Registration Statement on Form S-1, Commission File No. 333-36223 (the "Registration Statement").

2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

There were no significant changes in the accounting policies of the Company during the periods presented. For a description of these policies, refer to Note 2 of Notes to Financial Statements of B&J included in the Registration Statement.

3.    CREDIT FACILITY:

The Company has a $75,000,000 commitment from a bank for a revolving credit facility. The facility will have a three-year term, will bear interest at either the bank's corporate base rate or a Eurodollar rate plus applicable margins and will require a first security interest in the capital stock of the Company's subsidiaries. The commitment provides that the facility may be used for operations and acquisitions and provides $5,000,000 each for swinglines and letters of credit. Interest and fees are at competitive rates. The Company expects to execute definitive documents and activate that facility soon. In the interim, the Company has negotiated agreements whereby the lines of credit of the Founding Companies, totaling $28,250,000 will remain active and accessible until November 24, 1997, by which time the Company expects to activate the new credit facility. These agreements are secured by the assets of the individual companies and vary in interest rates of LIBOR plus 3.25% to prime plus 1%. At September 30, 1997, $3,676,000 was outstanding under these arrangements. The effective interest rate under these arrangements amounted to approximately 9.5%.

4.    CAPITAL STOCK

On September 24, 1997, the Company sold 3,795,000 shares of Common Stock to the public at $17 per share. The net proceeds to the Company from the offering (after deducting underwriting commissions and offering expenses) were $56.6 million. Of this amount, $25.1 million was used to reduce the Founding Companies' indebtedness under their lines of credit.

5.    INCOME TAXES

Prior to the acquisitions, the stockholders of one of the Founding Companies were taxed under the provisions of Chapter S of the Internal Revenue Code. Under these provisions, the stockholders paid income taxes on their proportionate share of that company's earnings. Because the stockholders were taxed directly, the company paid no federal income tax and only certain state income taxes.

The Company intends to file a consolidated federal income tax return, which includes the operations of the Founding Companies for periods subsequent to the acquisition date. The Founding Companies will each file a "short period" federal income tax return through their respective acquisition date.

6.    COMMITMENTS AND CONTINGENCIES

On November 18, 1996, Milliken & Company, a textile manufacturer and customer of TDG, filed suit against a manufacturer of an industrial product and TDG. TDG has denied any liability and its insurance carrier is vigorously defending the lawsuit on its behalf. The inclusion of the distributor of a product, along with its manufacturer, as a defendant in an action for alleged product defectiveness is unexceptional. The Company believes that TDG's insurance is adequate to cover any loss to the Company that might result from the lawsuit. For further explanation refer to Note 8 of Notes to Financial Statements of TDG (Predecessor-IDG) included in the Registration Statement.

The Company is subject to various claims and legal actions, which arise, in the ordinary course of business. The Company believes that the ultimate resolution of such matters will be adequately covered by insurance or will not have a material adverse effect on the Company's financial position or results of operations.

7.     NEW PRONOUNCEMENTS

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share," which revises the calculations used in determining earnings per share ("EPS"). Consistent with the provisions of SFAS No.128, the Company will begin using the new EPS calculation effective December 31, 1997. EPS amounts for the periods ended September 30, 1996 and 1997 calculated under the new pronouncements and presented at that time will be unchanged from the amounts shown in these financial statements.

In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income." SFAS No.130 establishes standards for the reporting of comprehensive income in a company's financial statements. Comprehensive income includes all changes in a company's equity during the period that result from transactions and other economic events other than transactions with its stockholders. For the Company, SFAS No.130 will be effective for the year beginning January 1, 1998. The Company has not completed its analysis of the impact of this new pronouncement. However, based on a preliminary review, the Company believes the implementation of SFAS No. 130 will not have a significant effect on its current financial reporting.

In June 1997, the Financial Accounting Standards Board issued SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information." SFAS No. 131 requires that an enterprise disclose certain information about operating segments. SFAS No. 131 is effective for financial statements for the Company's fiscal year ending December 31, 1998. The Company does not expect that SFAS No. 131 will require significant revision of prior disclosures.

8.    PRO FORMA COMBINED FINANCIAL INFORMATION

The following pro forma combined financial information for the nine months ended September 30, 1996 and September 30, 1997, includes the results of B&J (as the SAB 97 financial acquiror) combined with the other eight Founding Companies as if the acquisitions has occurred on January 1 of each respective period. This pro forma combined financial information includes the effects of (a) the acquisitions; (b) the offering; (c) amortization of goodwill resulting from the acquisitions; (d) elimination of interest expense for the debt that was paid from the offering proceeds; and (e) provision for income taxes at 40%, even though one of the acquired companies had a Chapter S corporate tax status.

The earnings per share amounts are based on 7,333,035 shares deemed to be outstanding for the periods ended September 30, 1996 and 1997. The net income amounts include estimates of the federal and state taxes that would have been applicable to the Company had the acquisitions occurred at the beginning of each respective period. The underlying tax rates differ from statutory federal and state rates primarily because amortization of goodwill related to the acquisitions is not deductible for tax purposes.

The pro forma combined financial information does not purport to represent what the Company's financial position or results of operations would actually have been if such transactions and events in fact had occurred on those dates or to project the Company's results of operations for any future period. (Amounts are in thousands, except for per share amounts.)


                                                           NINE MONTHS ENDED
                                                             SEPTEMBER 30,
                                                     ----------------------------
                                                       1996                  1997
                                                       ----                  ----
Net Sales                                          $     186,985         $    211,145
                                                   =============         ============

Net Income                                         $       2,880         $      3,937
                                                   =============         ============

Earnings per Share                                 $         .39         $        .54
                                                   =============         ============


ITEM. 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

         Under SAB 97, B&J was designated as the financial acquiror in the Company's acquisition and combination of the nine Founding Companies (the "Combination"), the consolidated financial statements of B&J are deemed to be the historical financial statements of the Company for purposes of all SEC reporting, and the Company must include in this management's discussion and analysis a discussion that is based on those financial statements. As discussed in Note 1 of the Company's unaudited interim financial statements, such financial statements include the operating results of the other eight Founding Companies for only the seven days ended September 30, 1997 following the financial effective date of the Combination, while reflecting the results of B&J for the entire periods presented. Accordingly, management has also included herein its discussion and analysis of certain combined information of all nine Founding Companies as a whole in order to provide other important information with respect to the Company in light of certain effects of the Combination. The following discussions have been organized on that basis.

         In these discussions, most percentages and dollar amounts have been rounded to aid presentation; as a result, all such figures are approximations. References to such approximations have generally been omitted.

         These discussions may contain certain forward-looking statements concerning the Company's operations, performance, and financial condition, including, in particular, the likelihood of the Company's success in developing and expanding its business. These statements are based upon a number of assumptions and estimates that are inherently subject to significant uncertainties and contingencies, many of which are beyond the control of the Company. Actual results may differ materially from those expressed or implied by such forward-looking statements. Factors that could cause actual results to differ include, but are not limited to, the availability of attractive acquisition opportunities, the successful integration and profitable management of acquired businesses, improvement of operating efficiencies, the availability of working capital and financing for future acquisitions, the Company's ability to grow internally through expansion of services and customer bases and reduction of overhead, seasonality, the continuation of key supplier relationships, the ability of the Company to compete successfully in the highly competitive and diverse MROP market, the Company's ability to maintain key personnel, the availability of key personnel for employment by the

Company, and other risk factors discussed in the Registration Statement commencing on page seven of the Prospectus.

         The timing and magnitude of acquisitions and assimilation costs may also materially affect quarterly results. Accordingly, the operating results for any interim period are not necessarily indicative of the results that may be achieved for any subsequent interim period or for a full year.

RESULTS OF OPERATIONS - COMBINED

         The combined financial information for the three and nine months ended September 30, 1996 and September 30, 1997 discussed in this subsection includes the operating results of B&J together with the results of the other eight Founding Companies on a combined basis for the entire periods presented. These combined operating results may not be indicative of the Company's post-Combination results of operations for several reasons. The Founding Companies operated as separate privately owned entities until the closing of the Combination, which was deemed effective for financial purposes on September 24, 1997. Until that time, their results of operations reflect varying tax structures, which in turn have influenced other matters such as owners' compensation. Accordingly, selling, general, and administrative expenses may not be comparable among the individual Founding Companies. In addition, as a result of the Combination, the Company has new senior management, will incur implementation costs of the Combination, and will incur amortization expenses from the goodwill associated with the Combination. Moreover, these combined operating results do not represent combined results of operations presented in accordance with generally accepted accounting principles, but are only summations of the respective line items from historical information of the individual Founding Companies.

         The Company anticipates that, in the future, it will realize savings from several sources as a result of the Combination, including (a) increased volume discounts and rebates from vendors, (b) consolidation of certain administrative functions, and (c) the reduction in interest payments related to the repayment of certain former Founding Company debt; and (d) its ability to borrow at lower interest rates than the Founding Companies. These savings will be offset, to some extent, by costs related to the Company's new senior management and costs associated with being a public company. No such anticipated effect is reflected in the following information or discussion.

          THREE MONTHS ENDED SEPTEMBER 30, 1996 AND SEPTEMBER 30, 1997

         The following table sets forth certain selected financial data and shows such data as a percentage of net sales for the periods indicated (dollars in thousands):



                                                               THREE MONTHS ENDED SEPTEMBER 30,
                                                               --------------------------------
                                                                1996                         1997
                                                                ----                         ----
Net Sales                                             $ 63,286        100.0%           $73,831     100.0%
Cost of Sales                                           48,414         76.5             56,879      77.0
                                                      --------        -----            -------     -----
Gross Profit                                            14,872         23.5             16,952      23.0
Selling, General and Administrative                     12,645         20.0             14,432      19.6
                                                      --------        -----            -------     -----
Operating Income                                      $  2,227          3.5%           $ 2,520       3.4%
                                                      ========        =====            =======     =====


         Net sales increased $10.6 million, or 16.7%, from $63.3 million for the three months ended September 30, 1996, to $73.8 million for the three months ended September 30, 1997. This increase was attributable to an increase in integrated supply sales and new customer orders.

         Cost of sales increased $8.5 million, or 17.5%, from $48.4 million for the three months ended September 30, 1996 to $56.9 million for the three months ended September 30, 1997, primarily as a result of increased sales. As a percentage of net sales, cost of sales increased slightly due to a change in product mix.

         Selling, general, and administrative expenses increased $1.8 million, or 14.1%, from $12.7 million for the three months ended September 30, 1996 to $14.4 million for the three months ended September 30, 1997. This increase is attributable to the higher volume of business, start-up costs associated with new integrated supply contracts, and salary increases. As a percentage of net sales, however, selling, general, and administrative expenses decreased .4% from 1996 to 1997.

         Operating income increased 13.2%, from $2.2 million for the three months ended September 30, 1996 to $2.5 million for the three months ended September 30, 1997. As a percentage of net sales, operating income decreased slightly from 3.5% for the three months ended September 30, 1996 to 3.4% for the three months ended September 30, 1997.

          NINE MONTHS ENDED SEPTEMBER 30, 1996 AND SEPTEMBER 30, 1997

         The following table sets forth certain selected financial data and shows such data as a percentage of net sales for the periods indicated (dollars in thousands):



                                                                  NINE MONTHS ENDED SEPTEMBER 30,
                                                                  -------------------------------
                                                              1996                          1997
                                                              ----                          ----
Net Sales                                             $186,985       100.0%         $211,145       100.0%
Cost of Sales                                          142,879        76.4           162,068        76.8
                                                      --------       -----          --------       -----
Gross Profit                                            44,106        23.6            49,077        23.2
Selling, General and Administrative                     37,924        20.3            41,869        19.8
                                                      --------       -----          --------       -----
Operating Income                                      $  6,182         3.3%         $  7,208         3.4%
                                                      ========       =====          ========       =====



         Net sales increased $24.2 million, or 12.9%, from $187.0 million for the nine months ended September 30, 1996, to $211.2 million for the nine months ended September 30, 1997. This increase was attributable to an increase in integrated supply sales and new customer orders.

         Cost of sales increased $19.2 million, or 13.4%, from $142.9 million for the nine months ended September 30, 1996 to $162.1 million for the nine months ended September 30, 1997, primarily as a result of increased sales during the latter period. As a percentage of net sales, cost of sales increased slightly due to a change in product mix and certain large sales to a few customers at lower margins.

         Selling, general, and administrative expenses increased $4.0 million, or 10.4%, from $37.9 million for the nine months ended September 30, 1996 to $41.9 million for the nine months ended September 30, 1997. The increase is attributable to the higher volume of business, start-up costs associated with new integrated supply contracts, salary increases, certain increases in the costs of employee health care and retirement benefits, and fees for professional services during the period. As a percentage of net sales, however, selling, general, and administrative expenses decreased .5% from 1996 to 1997.

         Operating income increased 16.6%, from $6.2 million for the nine months ended September 30, 1996 to $7.2 million for the nine months ended September 30, 1997. As a percentage of net sales, operating income increased from 3.3% for the nine months ended September 30, 1996 to 3.4% for the nine months ended September 30, 1997.

RESULTS OF OPERATIONS -- HISTORICAL

             THREE MONTH PERIODS ENDED SEPTEMBER 30, 1996 AND 1997

         The following table sets forth certain selected financial data for IDG (based on B&J as the SAB 97 financial acquiror) and shows such data as a percentage of net sales for the periods indicated (dollars in thousands):



                                                                 THREE MONTHS ENDED SEPTEMBER 30,
                                                                 --------------------------------
                                                               1996                           1997
                                                               ----                           ----
Net Sales                                              $ 7,830       100.0%         $15,427       100.0%
Cost of Sales                                            5,679        72.5           11,581        75.1
                                                       -------       -----          -------       -----
Gross Profit                                             2,151        27.5            3,846        24.9
Selling, General and Administrative                      1,384        17.7            2,823        18.3
                                                       -------       -----          -------       -----
Operating Income                                       $   767         9.8%         $ 1,023         6.6%
                                                       =======       =====          =======       =====


         Net sales increased $7.6 million, or 97%, from $7.8 million in 1996 to $15.4 million in 1997. This increase was due to the fact that the consolidated companies contributed $7.5 million in revenue since their combined acquisition. In addition, B&J had an increase in sales to a large customer.

         Cost of sales increased $5.9 million, or 104%, from $5.7 million in 1996 to $11.6 million in 1997. The increase is primarily due to the increase in sales. Cost of sales, as a percentage of net sales, is higher in 1997 because the Founding Companies as a whole have a higher cost of sales percentage, and because of B&J's increased margins in 1996 on sales to a large customer.

         Selling, general, and administrative expenses increased $1.4 million or 104%, from $1.4 million in 1996 to $2.8 million in 1997 primarily as a result of expenses attributable to the other eight Founding Companies (approximately $1.2 million after the combination) and also reflects salary increases at B & J which took effect beginning the third quarter of 1997. The .6% increase in selling, general, and administrative expenses as a percentage of net sales, however, is primarily due to the timing of the B&J salary increases.

         Operating income increased $250,000 or 33.4%, from $750,000 in 1996 to $1 million in 1997. Operating income as a percentage of net sales is lower in 1997 in part because the Founding Companies as a whole have a lower operating margin than B&J, and because of B&J's increased margins during the 1996 period on sales to a large customer.

       NINE MONTH PERIODS ENDED SEPTEMBER 30, 1996 AND SEPTEMBER 30, 1997

         The following table sets forth certain selected financial data for IDG (based on B&J as the SAB 97 financial acquiror) and shows such data as a percentage of net sales for the periods indicated (dollars in thousands):


                                                            NINE MONTHS ENDED SEPTEMBER 30,
                                                            -------------------------------
                                                          1996                          1997
                                                          ----                          ----
Net Sales                                           $21,043     100.0%          $32,194         100.0%
Cost of Sales                                        15,442      73.4            24,017          74.6
                                                    -------     -----           -------         -----
Gross Profit                                          5,601      26.6             8,177          25.4
Selling, General and Administrative                   4,215      20.0             6,117          19.0
                                                    -------     -----           -------         -----
Operating Income                                    $ 1,386       6.6%          $ 2,060           6.4%
                                                    =======     =====           =======         =====



         Net sales increased $11.2 million, or 53%, from $21.0 million in 1996 to $32.2 million in 1997. This was primarily due to the contributed revenue of the consolidated companies as well as B&J's increased sales to a large customer.

         Cost of sales increased $8.6 million, or 55.5%, from $15.4 million in 1996 to $24.0 million in 1997. The increase is primarily due to the increase in sales. Cost of sales is higher as a percentage of net sales in 1997 because the Founding Companies as a whole have a higher cost of sales percentage than B&J.

         Selling, general and administrative expenses increased $1.9 million, or 45.1% from $4.2 million in 1996 to $6.1 million in 1997. Selling, general and administrative expenses are lower as a percentage of net sales in 1997 because the Founding Companies as a whole have lower selling, general and administrative expenses as a percentage of net sales than B&J. B&J's selling, general, and administrative expenses as a percentage of net sales also decreased over the same period of time due to the ability of B&J to use its existing corporate overhead levels to accommodate increased sales, which were only partially offset by salary increases which took effect beginning in the third quarter of 1997.

         Operating income increased $.7 million, or 48.6 %, from $1.4 million in 1996 to $2.1 million in 1997. Operating income as a percentage of net sales is lower in 1997 because the Founding Companies have a lower operating margin than B&J.

LIQUIDITY AND CAPITAL RESOURCES

         On September 24, 1997, the Company sold 3,795,000 shares of Common Stock to the public at $17.00 per share. The net proceeds to the Company from the offering (after deducting underwriting commissions and offering expenses) were $56.6 million. Of this amount, $25.1 million was used to reduce indebtedness under operating lines of credit of the Founding Companies at the time of the Combination.

         The Company has a commitment from a bank for a revolving credit facility of $75 million with a three-year term ("the Credit Facility"). The commitment provides that the facility can be used for operations and acquisitions and provides $5 million each for swinglines and letters of credit. Interest and fees are at competitive rates. The facility is to be secured by the stock of all the subsidiaries of the Company. The Company expects to execute definitive documents and activate the Credit Facility soon. At September 30, 1997, the Company had $37.3 million of cash and cash equivalents, $77.1 million of working capital, and an aggregate of $28.3 million of borrowing capacity under operating lines of credit previously established by the Founding Companies. In connection with making repayments on the previously established lines of credit with proceeds from the Offering, the Company negotiated agreements whereby those lines of credit will remain active and accessible until November 24, 1997, by which time the Company expects to activate the Credit Facility.

         The principal operating capital requirements of the Company are for increases in inventory and accounts receivable and purchasing and upgrading property and equipment. The Company has available cash and working capital, together with cash flow generated from operations, to enable the Company to fund its current operations and to fund anticipated internal expansion for at least the next year.

         The Company also intends to pursue acquisition opportunities. The Company expects to fund future acquisitions through the issuance of additional Common Stock, working capital, cash flow from operations and borrowings, including use of amounts that will be available under the Credit Facility.

         On an historical basis (based on B&J as the SAB 97 financial acquiror), net cash provided by operating activities for the nine months ended September 30, 1996 and 1997 was $.6 million and $1.9 million, respectively. These changes were principally due to reductions in working capital requirements for inventory and accounts receivable, offset by changes in accrued liabilities.

         On an historical basis (based on B&J as the SAB 97 financial acquiror), net cash provided by (used in) investing activities was primarily attributable to capital expenditures and for the nine months ended September 30, 1996 and 1997 was ($.1 million) and $1.0 million, respectively.

         On an historical basis (based on B&J as the SAB 97 financial acquiror), net cash provided by (used in) financing activities for the nine months ended September 30, 1997 and 1996 was $33.1 million and ($.1 million), respectively. The changes were principally due to the offering and repayment of substantially all of the lines of credit.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK


      Not applicable.

                           PART II. OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

         See the Company's Registration Statement on Form S-1, Commission File No. 333-36223, previously filed with the Commission, regarding certain legal proceedings in which the Company is involved.

ITEM 2.  CHANGES IN SECURITIES

         The Company sold 3,795,000 shares of its Common Stock $0.01 par value per share pursuant to a Registration Statement on Form S-1 (the "Registration Statement"), declared effective by the Securities and Exchange Commission on September 23, 1997 (File No. 333-36223), through a firm commitment underwriting managed by Merrill Lynch & Co. and The Robinson-Humphrey Company, Inc. (the "Offering"). Common Stock having an aggregate price of $64,515,000 ($17.00 per share) was registered pursuant to the Registration Statement, all of which shares were sold at such price. The Offering was consummated on September 29, 1997, upon the sale of all the shares.

         In connection with the Offering, the Company paid $4,516,050 in underwriting discounts and commissions to the underwriters, and had other estimated Offering expenses of $3,399,000, for cumulative expenses of $7,915,050. The estimated net Offering proceeds were $56,600,000. The Company used $25,047,000 of such net estimated proceeds to pay off certain preexisting debts of certain of the Founding Companies (as defined in the Registration Statement).

         An aggregate of 3,330,224 shares of Common Stock was issued as of September 29, 1997 in connection with the Combination in reliance on the exemption contained in Section 4(2) of the Securities Act.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

Exhibits

         Exhibit 11 -- Computation of Earnings Per Share
         Exhibit 27 -- Financial Data Schedule (for SEC use only).

Reports on Form 8-K

         None

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       INDUSTRIAL DISTRIBUTION GROUP, INC.
                                       (Registrant)

Date:  November 14, 1997               By:   /s/ Jack P. Healey
                                             ----------------------------------
                                                 Jack P. Healey
                                                 Vice President and Chief
                                                 Financial Officer

Date:  November 14, 1997                     /s/ Jack P. Healey
                                             ----------------------------------
                                                 Jack P. Healey
                                                 Vice President and Chief
                                                 Financial Officer
                                                 (Principal accounting and
                                                 Financial Officer)