Form 10-K
period 1997-12-31
INDUSTRIAL DISTRIBUTION GROUP INC
filed 1998-03-31
CIK 1042351

'
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                        FOR ANNUAL AND TRANSITION REPORTS
                     PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

(Mark One)
/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the fiscal year ended December 31, 1997

/  / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
     EXCHANGE ACT OF 1934

For the transition period from ______ to __________

                          Commission File No. 001-13195

                       INDUSTRIAL DISTRIBUTION GROUP, INC.
             (Exact name of Registrant as specified in its charter)

             DELAWARE                                    58-2299339
-----------------------------------              -------------------------------
  (State or other jurisdiction                        (I.R.S. Employer
  of incorporation or organization)                   Identification No.)

                     2500 ROYAL PLACE, TUCKER, GEORGIA 30084
                     ---------------------------------------
               (Address of principal executive offices) (Zip Code)

       Registrant's telephone number, including area code: (770) 243-9000

Securities registered pursuant to Section 12(b) of the Act:


         Title of Each Class                     Name of each exchange on which registered
         -------------------                     -----------------------------------------
Common Stock, Par Value $0.01 Per Share                  New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes X  No   .
                                             ---   ---
         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10K. [ ]

         The aggregate market value of the voting stock held by nonaffiliates (which for purposes hereof are all holders other than executive officers and directors) of the Registrant as of March 1, 1998 is $117,888,787.50 (based on 6,287,402 shares held by nonaffiliates at $18.75 per share, the last sales price on the NYSE on February 28, 1998).

         At March 1, 1998, there were issued and outstanding 7,261,551 shares of Common Stock, par value $0.01 per share, outstanding.


                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the Registrant's Annual Report to Stockholders for the fiscal year ended December 31, 1997, filed as an exhibit hereto, are incorporated by reference into Part I and Part II. Portions of the Registrant's definitive Proxy Statement for the 1998 Annual Meeting of Stockholders, to be filed with the Commission, are incorporated by reference into Part III.

                                     PART I

ITEM 1.  BUSINESS.

GENERAL

         Industrial Distribution Group, Inc. (the "Company" or "IDG") was formed in February 1997 to create a leading, nationwide supplier of cost-effective, flexible procurement solutions for manufacturers and other users of maintenance, repair, operating, and production ("MROP") products. The Company distributes a full line of industrial MROP products, emphasizing its specialized expertise in product applications. The Company's principal product categories include abrasives, cutting tools, hand and power tools, and coolants, lubricants, and adhesives. Utilizing its proprietary computerized Supply Management System, the Company's application and product specialists are able to analyze a customer's acquisition, possession, and application processes for MROP supplies in order to design programs to streamline the processes and reduce associated costs. Such programs may include improving a customer's production and procurement processes, standardizing MROP products, reducing the number of suppliers, or developing integrated supply arrangements that outsource to the Company some or all of a customer's MROP procurement and management functions.

         In September 1997, IDG completed its initial public offering of Common Stock and, at the same time, acquired the following nine industrial distribution companies: Associated Suppliers, Inc., B&J Industrial Supply Company, Cramer Industrial Supplies, Grinding Supplies Company, J.J. Stangel Co., Shearer Industrial Supply Company, Slater Industrial Supply Company, The Distribution Group, Inc. ("TDG") (formerly known as Industrial Distribution Group, Inc.), and Tri-Star Industrial Supply, Inc., collectively referred to as the "Founding Companies." In March 1998, the Company completed the acquisition of three additional companies: Continental Air Tools, Inc., Northern Tool & Supply, Inc., and E.C. Blackstone Company.

         The Company intends to establish a nationwide presence, with MROP product and service capability in all or most of the top 50 U. S. industrial markets. Currently, the Company has 53 operating locations in 48 cities, along with four small facilities abroad. The Company's more than 24,000 customers include a diverse group of major national and international corporations, including AlliedSignal, Black & Decker, Boeing, Chrysler, General Motors, Hoechst Celanese, PPG Industries, and Shell Oil, as well as small and large local and regional businesses. On a pro forma combined basis, the Company had net sales of approximately $284.9 million for the year ended December 31, 1997.

INDUSTRY OVERVIEW

         Manufacturers, processors, and other producers of industrial, commercial, or consumer products have a continual need for a broad range of industrial MROP products. Many of these products -- such as drill bits, sandpaper, and saw blades -- are consumed in production processes and are essential to maintain at the point of production to avoid unnecessary downtime. Other MROP products -- such as power tools, scales, hoists, and lathes -- have relatively longer operational lives and are therefore purchased less frequently, but still must be available "on time" in order to achieve production efficiencies.

         The Company estimates that the size of the market for industrial MROP products in which it participates primarily is approximately $70 billion annually. However, the entire U.S. MROP market is estimated to be in excess of $175 billion annually, and includes electrical, PVF (pipes, valves, and fittings), power transmission, and other product categories in which the Company participates to a lesser extent. This larger market is highly fragmented, with the 50 largest distributors (all of which have annual sales over $90 million) accounting for less than 15% of the market.

         Manufacturers and other users of MROP products are seeking ways to enhance efficiencies and reduce MROP process and procurement costs in order to compete more effectively in the global economy. As a result, the industrial supply industry is experiencing consolidation, as customers focus on the convenience, cost savings, and economies of scale associated with a reduced number of suppliers capable of providing superior service and product selection. Further, as manufacturers focus on their core manufacturing or other production competencies, they are increasingly outsourcing their MROP procurement, management, and application processes in search of comprehensive MROP solutions, such as integrated supply. The Company believes that it will benefit from these industry trends.

BUSINESS STRATEGIES

         The Company believes that it has the size, scale of operations, and resources necessary to compete effectively in the evolving industrial MROP supply industry. The Company's size and scale of operations allow it to benefit from high volume purchasing, attract the highly skilled personnel required to deliver enhanced levels of service, and realize internal operating efficiencies. The Company's resources and product knowledge enable it to offer a comprehensive product line and invest in sophisticated inventory management and control systems needed to support its enhanced levels of customer service. Moreover, management believes that the Company's overall position enhances its ability to implement its acquisition strategy in the consolidating and fragmented MROP industry.

     OPERATING STRATEGY

         Superior Product Expertise and Comprehensive Product Line. One of the Company's core competencies is its extensive product expertise. With its understanding of the most appropriate product for specific customer applications, the Company can identify the MROP product best suited for a customer's specific need. This expertise benefits the customer in two ways, each of which lowers the customer's total MROP costs. First, the customer increases the efficiency of its manufacturing processes by minimizing downtime and other indirect costs. Second, by providing only that level of quality required by the application, the Company can lower the customer's MROP product costs. The Company's comprehensive product line supports its commitment to deliver the most appropriate product to its customers. In addition to maintaining over 100,000 stock keeping units ("SKUs"), as well as special items in stock for regular customers, the Company can provide virtually any MROP item, including special-order items.

         Flexible Procurement Solutions; Integrated Supply. The Company believes the key to serving customers in the changing MROP market is the ability to design and implement customized flexible procurement solutions for acquiring, possessing, and applying MROP products to satisfy each customer's particular needs and achieve its cost reduction objectives. The spectrum of services necessary to deliver such solutions is broad. For customers who are not yet prepared to outsource their entire MROP procurement and management functions, the Company provides a range of options from which customers may select the appropriate types and level of service. For customers who desire total procurement solutions designed and implemented through a single distributor, the Company offers its "fully integrated supply" programs, which permit customers to outsource to the Company the entire MROP procurement and management function, including ownership by the Company of inventory in the customer's on-site MROP supply room (or "tool crib"). The Company's services include, as needed by the customer: assessing a customer's total procurement costs for its MROP requirements (comprised of product ordering, carrying, management, administrative, and other overhead costs); re-engineering procurement and production processes; standardizing products; reducing the number of distributors, with a corresponding reduction in purchase orders and invoices processed by customers; reducing the numbers of products used by the customer; acquiring supplies on an "on-time" basis; managing and supplying MROP items using the Supply Management System, the Company's proprietary software for the management of integrated supply sites; managing and staffing customers' tool cribs; bar coding products in tool cribs to facilitate ordering and to track and control consumption by employee, product, or cost center; and generating a variety of customer-designed management reports.

         Centralized Corporate Functions and Decentralized Operating Management. At the corporate level, on the one hand, the Company is consolidating functions such as financial, accounting, management information systems, employee benefits, and certain purchasing arrangements to eliminate duplicative administrative and other costs that otherwise would be incurred at each of its operating locations. The resulting operating efficiencies, along with the enhanced leverage from higher volume purchasing, should provide the Company an advantage over smaller regional and local competitors. At the operating subsidiary level, on the other hand, the Company is employing a decentralized management structure that focuses management at each operating subsidiary on day-to-day operating matters, profitability, and growth, as well as identifying potential acquisition candidates. The Company believes that its decentralized management philosophy will result in better customer service by allowing local management the flexibility to implement policies and make decisions based on first-hand assessments of the needs and desires of individual customers.

         Superior Customer Service. Providing superior quality and a comprehensive range of MROP services to customers is the IDG hallmark. As part of its commitment to customer service, the Company emphasizes quality assurance in all phases of its operations. The Company's sales and service personnel receive ongoing periodic training in TQM ("total quality management") and other team management skills to assure such quality performance. IDG also will seek certification under the International Standards Organization ("ISO") 9002 standards for distribution with respect to its principal locations and expects to make such certification a Company-wide objective for all future principal locations.

         Commitment to Technology. The Company's proprietary computerized Supply Management System and its internal management and information systems will be instrumental in delivering high quality customer service and in reducing the Company's operating costs. The Supply Management System is designed to allow a customer to order products directly from the Company, set internal purchase control limits for its personnel, coordinate the management of MROP items within its tool cribs, run customized reports, and perform numerous other functions that facilitate the procurement process or reduce its costs. When fully implemented, the Company's internal management and information systems will track all of its products nationwide and will enable a customer and the Company's sales personnel anywhere to determine the availability of products in stock on a real time basis and to evaluate alternative products and pricing. The Company is committed to continually assessing and implementing technological innovations that will enhance its ability to serve customers and improve its operating results. The Company will seek to use technology to reduce its order processing and receiving costs, by means such as product bar coding, electronic funds transfer ("EFT"), electronic data interchange ("EDI"), and vendor managed inventory ("VMI") modules to facilitate on-time procurement of products, without the administrative expense and inconveniences of the traditional exchange of purchase orders and invoices.

     GROWTH STRATEGY

         Internal Growth. Management believes that significant opportunities exist to increase revenues and earnings through internal expansion. Through focused marketing both inside and outside the United States, the Company will seek to add revenue by offering additional products and services to new and existing customers and identifying any unserved facilities of its larger existing customers. Where necessary to increase its market share, the Company will open or expand facilities in the vicinity of existing operations. The Company will also consider the desirability of internal expansion into new geographic markets.

         Acquisitions in Select Geographic Markets. The Company has launched an acquisitions program to take advantage of consolidation opportunities within the highly fragmented industrial MROP market. The Company will continue to focus primarily on industrial MROP markets in the United States, and has initially focused on expanding its existing markets as well as those major markets where the Company does not presently operate. The Company will continue to seek to acquire successful MROP distribution and related businesses that are large enough to establish a significant initial presence and to provide for future Company expansion in the particular market. The Company will continue to seek to retain the management of acquired businesses.

         "Hub and Spoke" Expansion Strategy. The Company is utilizing a "hub and spoke" approach both for acquisitions and internal expansion. In establishing a "hub" location, the Company generally will assess both the volume of MROP utilization in the geographic area and the ready availability of transportation and warehouse facilities to permit the Company to develop and support smaller operations in surrounding regions through centralization of some functions at the hub location. Upon establishing a hub, the Company will seek to acquire or open additional smaller operations, or "spokes", in the surrounding geographic area to increase market penetration or capitalize on operating efficiencies available through the hub.

         Expansion into International Markets. The Company believes that the consolidation and outsourcing trends that provide growth opportunities in the United States offer comparable opportunities in international markets. The Company plans initially to extend its offering of flexible procurement solutions to foreign manufacturing facilities of its domestic customers to develop a base for potentially expanded international operations. The Company has been active in the People's Republic of China since 1988, establishing sales offices in Beijing (1994) and Shanghai (1996), and in Mexico since 1997.

FLEXIBLE PROCUREMENT SOLUTIONS; INTEGRATED SUPPLY

         The ability to deliver customized flexible procurement solutions that are specially designed to reduce a particular customer's MROP costs is one of the fundamental strengths of the Company. The spectrum of services necessary to design and implement such solutions for customers in the changing industrial MROP market is broad and must encompass all three phases of a customer's MROP cycle -- acquisition, possession, and application. The Company offers the entire spectrum of services in order to assure its ability to design and implement procurement solutions that meet each particular customer's MROP requirements.

         Some customers may require nearly the entire spectrum of services -- a so-called "fully integrated supply" relationship, where the Company essentially forms a strategic alliance with the customer to procure, manage, and apply MROP products at the customer's site and to share the benefits of the cost reductions achieved. The Company's fully integrated supply relationships, which are not standardized and vary from customer to customer, usually include licensing IDG's proprietary Supply Management System to the customer; gaining access to plant floors to re-engineer procurement and production processes and standardize MROP products; coordinating the purchase of multiple MROP product lines; providing consolidated invoices and customized management reports via a direct network link to customers; and managing and staffing tool cribs. In addition, in a fully integrated supply relationship, the Company, rather than the customer, generally owns the inventory in the tool crib. The Company believes that the nature of integrated supply relationships will continue to evolve, and it will seek to maintain the capability to provide whatever level of integration its customers may require over time.

         In a fully integrated supply relationship, the Company often guarantees a minimum annual reduction in the customer's total MROP costs. The Company believes it can achieve such guaranteed cost reductions through its focused and ongoing analysis and re-engineering of a customer's production processes to reduce the variety and number of MROP products used by the customer. In addition to the contractually guaranteed cost reductions, the Company often achieves additional costs savings for the customer through the reduction of certain tool crib staffing expenses; the reduction in shrinkage and obsolete stock due to better inventory controls; and the elimination of certain inventory holding costs. Where the Company saves additional costs for a customer through process improvements, the customer usually shares the additional savings with the Company. The Company believes that, for appropriate customers, a fully integrated supply arrangement also has other benefits. For example, through the use of the Company's proprietary Supply Management System, the customer experiences a better fill rate for MROP products; reduces production downtime due to the unavailability of key products; and obtains more useful information about inventory needs and consumption by cost center than previously collected.

         Other customers require less comprehensive solutions, and the Company has the flexibility to design and implement only those services needed by the customer. In addition to selections from the services described for fully integrated supply arrangements, these specialized services may include any one or more of the following: providing consolidated billing for MROP products and computerized management reports to customers regarding purchases and inventory levels; installing computer software and hardware to implement an EDI system to enable the customer to order products from its own location electronically without contacting the Company by telephone or facsimile; and bar coding products in a customer's tool crib to control inventory and track consumption by product, employee, or cost center. Other services, as needed to respond to a particular customer's MROP requirements, can be designed and implemented to achieve the desired solution.

         At December 31, 1997, the Company had in place 18 fully integrated supply arrangements with customers covering 24 sites, and supply contracts for specialized services with over 250 customers.

PRODUCTS

         The Company offers a full line of industrial MROP products, stocks specific items for regular customers, and can satisfy virtually any requirement a customer may have for an MROP application or service. The Company's principal categories of products include abrasives, cutting tools, hand and power tools, coolants, lubricants, and adhesives, among others. The Company is able to offer significant depth and breadth in its core product lines to customers throughout its nationwide operations, which distinguishes it from most of its present competitors. The Company's products may be ordered electronically, by telephone, by mail, or by facsimile. The Company seeks at all times to provide its customers with the most convenient method of selecting and ordering products, which in the future may include paper and electronic catalogs, Internet commerce, and other publications.

         The Company's offering of specific products from multiple manufacturers at different prices and quality levels permits the Company to offer the product that provides the best value for the customer. For example, if a customer requires a drill bit to drill 100 holes, it would be inefficient and more costly to purchase the top-of-the line product that is designed for a requirement of drilling 10,000 holes. The Company's application and product specialists are trained specifically to assist customers in making such intelligent cost-saving purchases, with the goal of lowering the customer's total MROP product costs. The Company believes these factors will significantly enhance its volume of repeat business, and they are an integral part of the Company's overall customer costs reduction and total procurement solution.

         The following table sets forth the MROP products offered by the Company, based on the Industrial Distribution Association product categories, describes typical products in each category, and presents the percentage of the Company's aggregate revenues from sales of the product category for 1997:



                                                                                                          % of
                                                                                                        Aggregate
Product Category                                         Typical Products                                Revenue
----------------                                         ----------------                               ---------
Cutting Tools..........................     Drills, Taps, Carbide Tools, End Mills                         17.7%
Abrasives..............................     Grinding Wheels, Sanding Belts, Discs, Sheets or               17.6%
                                              Rolls
Hand Tools.............................     Wrenches, Socket Sets, Screw Drivers, Hammers                  11.2%
Power Tools............................     Air and Electric Drills, Air Compressors, Impact                9.8%
                                              Wrenches, Screwdrivers
Maintenance Equipment &  Supplies......     Hydraulic Tools, Paint, Lubrication Equipment                   7.3%
Coolants, Lubricants, and Adhesives....     Metal Cutting Coolants, Aerosols, Industrial                    6.2%
                                              Adhesives
Material Handling Equipment............     Hoist, Slings, Chain, Shelving, Casters                         4.9%
Safety Products........................     Gloves, Signs, Absorbents, Glasses                              4.4%
Contractor Supplies....................     Powder-Actuated Tools, Ladders, Shovels                          2.2%

Machine Tools & Accessories............     Milling Machines, Work Holding Vises, Tool                      1.8%
                                              Holders
Fasteners..............................     Socket Screws, Hex Screws, Anchors                              1.6%
Electrical.............................     Fuses, Electrical Switches, Controls                            1.5%
Saw Blades.............................     Band, Hack, Hole, Jig Saw Blades                                1.4%
Tapes..................................     Masking, Filament and Duct Tape                                 1.4%
Fluid Power............................     Hydraulic and Pneumatic Valves, Cylinders                       1.3%
Quality Control Products...............     Electronic Calipers, Micrometers                                1.0%
Tool & Die Supplies....................     Ground Stock, Drill Rod, Die Sets                               1.0%
Power Transmission Equipment...........     Belts, Drives, Bearings, Gears, Pulleys                         0.9%
Brushes................................     Wire Wheel, Floor Brooms                                        0.7%
Welding Equipment & Supplies...........     Welders, Weld Rod                                               0.5%
Industrial Pipe, Valves & Fittings.....     Pipes, Valve, Fittings                                          0.4%
Industrial Hose........................     Air Hose, Water Hose                                            0.1%
Metal Goods............................     Angle Iron, Conduit                                             0.1%
Other Products.........................     Special Order Items and Miscellaneous                           5.0%
                                                                                                            ---
   Total                                                                                                    100%


         In addition to maintaining over 100,000 SKUs in stock, the Company often maintains supplies of special items for regular customers. Moreover, the Company is able to supply virtually any special order MROP item. In order to achieve costs savings for the Company and its customers, the Company periodically reviews its special order activities to identify items ordered with sufficient frequency to warrant inclusion in the Company's stock.

         The Company obtains its products from approximately 14,800 vendors. During 1997, only one vendor provided as much as 10% of the products sold by the Company, and no other vendor provided more than 3%. The Company believes it is not materially dependent on any one vendor or small group of vendors.

         The Company ships products anywhere in the world in the time frame required by the customer. To facilitate such "on time" delivery of the Company's products, the Company stores its stock MROP products primarily in warehouses at various locations across the United States.

CUSTOMERS

         The Company's customers, who number over 24,000 include a broad range of industrial, commercial, and institutional users of MROP products, from one-person machine shops to national and multinational corporations such as AlliedSignal, Black & Decker, Boeing, Chrysler, General Motors, Hoechst Celanese, PPG Industries, and Shell Oil. During 1997, the Company sold products to over 840 customers who purchased at least $50,000 of products, and no single customer accounted for as much as 5% of the Company's net sales.

         The Company will continue to serve a large number and wide variety of customers, as part of its planned growth and nationwide expansion strategy. Management does expect, however, that the Company will place special emphasis on marketing and sales of core product categories to mid- to large-sized users of MROP products who require the value-added benefits of the Company's flexible procurement solutions.

SALES AND MARKETING

         The Company has approximately 200 outside sales representatives, 220 inside sales/customer service representatives, and 27 application and product specialists. Most of the inside sales/customer service representatives support the outside sales representatives and are responsible for certain types of customer service contacts and order entry. The application and product specialists call on designated customers and are responsible for designing and presenting the Company's flexible procurement solutions to those customers and providing technical support with respect to certain products. These specialists are highly trained individuals who build relationships with customers and assist them in reducing total procurement costs and improving production processes. Once the Company's internal operating systems are integrated, its entire sales force will have access to customers' historic product preferences, order values, and inventory levels for all of the products stocked by the Company. The sales force will also be able to access billing information and plant and industry information, and to input product orders. The Company has invested significant resources in developing these sales force automation systems and databases. The databases will be a key component of the Company's marketing strategy and can offer the Company an ongoing competitive advantage in increasing sales to existing customers and attracting new customers.

         The Company has centralized the administration of Company-wide training programs and provides intensive ongoing TQM training programs for all Company personnel. In addition, each of the Company's operating subsidiaries provides regular training programs for its sales personnel and special training programs for any products distributed only in its market area. Each operating subsidiary also maintains a technical support group, as part of its overall sales and marketing function, dedicated to answering specific customer inquiries, assisting customers with the operation of products, and finding low cost solutions to manufacturing problems.

MANAGEMENT INFORMATION SYSTEMS

         The Company will develop, maintain, and utilize computerized management and information systems, including its internal management and information systems and its proprietary PC-based Supply Management System for customer product procurement and management. Both of these systems are important elements of the Company's ability to meet customers' requirements for increasing levels of individualized total MROP procurement solutions and also to achieve the Company's desired level of operating efficiencies. The Company utilizes its proprietary Supply Management System in providing flexible procurement solutions for customers. In addition, certain other of its acquired businesses have internal information systems that allow centralized management of key functions, including communication links between warehouse and sales offices, inventory and accounts receivable management, purchasing, pricing, sales and distribution, and the preparation of periodic operating control reports that provide concise and timely information regarding key aspects of its business.

         In connection with developing its internal Company-wide systems, the Company is drawing upon the best features of the existing systems that have been utilized by its acquired businesses. Once these systems are integrated, certain of the information systems will operate over a wide area network, and the real-time information system will allow each warehouse and sales center to share information and monitor daily progress relating to sales activities, credit approval, inventory levels, stock balancing, vendor returns, order fulfillment, and other measures of performance. In addition, the Company's systems will enable it to automatically purchase inventory from certain vendors based on projected customer ordering models.

COMPETITION

         The industrial MROP products industry is highly competitive and features numerous distribution channels, including: national, regional, and local distributors; direct mail suppliers; large warehouse chains; hardware stores; and manufacturers' own sales forces. Many of the Company's competitors are small enterprises who sell to such customers in a limited geographic area, but the Company also competes against several large MROP distributors that have significantly greater resources than the Company. Certain of the Company's competitors sell identical products for lower prices than those offered by the Company. Management believes, however, that the Company's ability to compete effectively is dependent primarily upon its ability to respond to the needs of its customers through quality service and product diversity and availability. Management believes the Company's operating and growth strategies will yield operating efficiencies that enhance its ability to compete successfully for the types of customers it desires.

PERSONNEL

         The Company had approximately 933 full-time and 26 part-time associates as of December 31, 1997. Eleven of the Company's associates are employed pursuant to a collective bargaining agreement with local unions affiliated with the International Brotherhood of Teamsters. Management believes that the subsidiary that has been employing these persons pursuant to that contract enjoys good relations with these associates, and has not experienced work stoppages. Management believes the Company's relations with all of its associates is good.

EXECUTIVE OFFICERS OF THE REGISTRANT

        Certain information regarding the executive officers of the Company is set forth in the following table and paragraphs.


       NAME                         AGE                               POSITION
       ----                         ---                               --------
Martin S. Pinson                    52        Chairman of the Board and Chief Executive Officer
Douglass C. Smith                   57        President and Chief Operating Officer
Jack P. Healey                      38        Senior Vice President, Chief Financial Officer, and
                                              Secretary



         Mr. Pinson joined the Company in June 1997. Prior to joining the Company, Mr. Pinson had served as Executive Vice President (from inception) and Chief Financial Officer (from inception to 1995) of U.S. Office Products Company, an international office products supplier to corporate, commercial, and industrial customers, which engaged in a consolidation of office products suppliers and which he co-founded in 1994. From 1991 to 1995, Mr. Pinson served as President of Pinson and Associates, a Washington, D.C.-based investment, legal, and consulting services firm primarily serving development stage companies. From 1973 to 1990, Mr. Pinson was Senior Vice President and Secretary of Greater Washington Investors, Inc., a publicly-owned venture capital investment company, where he specialized in developing investment strategy and locating new investment opportunities. He received his undergraduate degree from Union College and his law degree from Georgetown University.

         Mr. Smith is a co-founder of the Company and has served as its President and Chief Operating Officer since its inception. Mr. Smith was a co-founder in 1981 of TDG and served as its President and Chief Executive Officer from inception until its acquisition by the Company in September 1997. Mr. Smith was also a co-founder in 1972, and President, of Boring & Smith Industries, Inc., a predecessor of TDG. Mr. Smith received his undergraduate degree from the University of Maryland and his Masters in Business Administration from Emory University.

         Mr. Healey joined the Company in June 1997. Prior to joining the Company, Mr. Healey was the partner in charge of assurance services (since 1983) for Miller Ray Healey & Houser, a regional accounting firm and member of the SEC practice section of AICPA, during which time he served as auditor for TDG. Prior to joining that firm, Mr. Healey was a senior auditor with the international accounting firm of Ernst & Young. Mr. Healey is a certified public accountant and a certified fraud examiner. He received his undergraduate degree in accounting from Syracuse University.

CERTAIN FACTORS AFFECTING FORWARD LOOKING STATEMENTS

         Many of the matters discussed in this Annual Report on Form 10-K are forward looking statements, as defined in the Private Securities Litigation Reform Act of 1995. Any forward looking statements included herein have been included based upon facts available to management as of the date of the statements. These statements involve a number of risks and uncertainties that could cause actual results to differ materially from any such statements. The following is a nonexclusive list of factors that could cause such results to differ materially:

         Limited Combined Operating History. Although each of the Founding Companies has operated for over 20 years, IDG's operations of these businesses as a combined entity only commenced in September 1997 when they were acquired. There can be no assurance that the Company will be able to integrate successfully the businesses of the Founding Companies or any subsequently acquired companies or to operate profitably. There can be no assurance that the Company's management group, certain of whom, including the Chief Executive Officer, have not previously worked in the MROP industry, will be able to manage effectively the combined entity. Failure to integrate successfully its acquired businesses could have a material adverse effect on the Company's results of operations and financial condition.

         Absence of Integrated Systems. Until the Company implements its centralized management systems, the Company will utilize and be dependent upon the information and operating systems of the several companies it acquires for ordering products, recording and analyzing financial results, controlling inventory, and other important functions. Although the Company has put in place certain control mechanisms, it may nonetheless experience delays, disruptions, and unanticipated expenses in implementing, integrating, and operating its centralized systems, any of which could have a material adverse effect on the Company's results of operations and financial condition. The Company will not be able to fully achieve certain contemplated operating efficiencies and competitive advantages until it has implemented fully its centralized management information and operating systems.

         Risks Associated with Expansion through Acquisitions. The Company's growth strategy contemplates the ongoing acquisitions of MROP distribution and related businesses. As a result, the Company's future success is dependent, in part, upon its ability to identify, finance, and acquire suitable businesses on favorable terms and then to integrate and manage the acquired businesses successfully. Acquisitions involve special risks, including risks associated with unanticipated liabilities, diversion of management attention, and possible adverse effects on earnings resulting from increased goodwill amortization, potential increased interest costs, the issuance of additional securities, the dependence on retention, hiring, and training of key personnel, and difficulties relating to the integration of the acquired businesses. Although the Company believes that it can implement successfully its acquisition program and establish a nationwide presence, there can be no assurance that the Company will be able to do so. Further, there can be no assurance that future acquisitions will not have an adverse effect upon the Company's results of operations, particularly during periods in which the operations of acquired businesses are being integrated into the Company's operations.

         The Company intends to use a combination of shares of Common Stock and other types of consideration in making acquisitions. The extent to which the Company will be able or willing to use Common Stock for this purpose will depend on the market value of the Common Stock from time to time and the willingness of potential sellers to accept it as full or partial payment. If the Company is unable to use its Common Stock for acquisitions, the Company's ability to make acquisitions may depend upon its ability to raise additional capital, including through borrowings. Such borrowings could create other risks for the Company and its stockholders. No assurance can be given that the Company will be able to obtain the capital it will need to finance its acquisition program.

         Dependence on Supplier Relationships. Each of the Company's acquired businesses has distribution rights for certain product lines in its respective geographic market. For the foreseeable future, until it implements procedures for more centralized procurement arrangements, the Company will depend upon the maintenance of these distribution rights for a substantial portion of its business. A significant percentage of these current distribution arrangements with suppliers are oral, and many of them can be terminated by the supplier immediately or upon short notice. The termination or limitation by any key supplier of its relationship with the Company could have a material adverse effect on the Company's results of operations and financial condition.

         Competition. The industrial MROP supplies industry is highly competitive and features numerous distribution channels, including: national, regional, and local distributors; direct mail suppliers; large warehouse chains; hardware stores; and manufacturers' own sales forces. Many of the Company's competitors are small enterprises who sell to customers in a limited geographic area, but the Company also competes against several large MROP distributors that have significantly greater resources than the Company. As customers increasingly seek low-cost alternatives to traditional methods of purchasing and sources of supply, they are, among other things, reducing the number of their MROP suppliers. Also, MROP distributors are consolidating to achieve economies of scale and increase efficiencies, which consolidation trend could cause the industry to become more competitive. In addition, new competitors may emerge. Certain of the Company's competitors sell identical products for prices lower than those offered by the Company. Moreover, the Company also competes on the basis of responsiveness to the needs of customers for quality service, product diversity, and availability. There can be no assurance that the Company will be able to compete successfully under such conditions.

         Dependence on Key Personnel. The Company's operations will depend for the foreseeable future on the continuing efforts of its executive officers and the senior management of the businesses it acquires, especially as the Company enters into new geographic markets. The business and prospects of the Company could be adversely affected if these persons, in significant numbers, do not continue their key roles, and the Company is unable to attract and retain qualified replacements.

         Labor Availability. The timely provision of high-quality service by the Company requires an adequate supply of skilled sales and customer service personnel, including the application and product specialists whose expertise is an essential element of the Company's customer-oriented, flexible procurement solutions approach. Accordingly, the Company's ability to implement its strategies depends to a degree on its ability to employ the skilled personnel necessary to meet the Company's marketing and services requirements. From time to time, the Company has experienced difficulty in attracting or retaining sufficient numbers of qualified personnel. In addition, the operating costs of the Company may be adversely affected by turnover in such positions. There can be no assurance that the Company will be able to maintain an adequately skilled sales and customer service force or that the Company's labor expenses will not increase as a result of a shortage in the supply of such skilled personnel.

         Industry Cyclicality. Some of the primary markets for the products sold by the Company are subject to cyclical fluctuations that generally affect demand for industrial and consumer durable goods produced by the users of MROP products. Consequently, the demand for MROP products has been and may continue to be influenced by many of those same national or regional factors. Changes in economic conditions resulting in a change in the current business cycle could have a material adverse effect on the Company's results of operations and financial condition.

         Control by Management and Former Owners of Founding Companies. Directors and officers of the Company, and former stockholders of the Founding Companies, beneficially own an aggregate of approximately 45% the outstanding Common Stock. Accordingly, these persons, if they were to act in concert, would have substantial influence over the affairs of the Company, including the ability potentially to control the election of directors and other matters requiring stockholder approval by simple majority vote.

         Year 2000 Compliance. The "year 2000 issue" arises from the widespread use of computer programs that rely on two-digit date codes to perform computations or decision-making functions. Many of these programs may fail due to an inability to properly interpret date codes beginning January 1, 2000. For example, such programs may misinterpret "00" as the year 1900 rather than 2000. In addition, some equipment, being controlled by microprocessor chips, may not deal appropriately with the year "00." The Company is evaluating its computer systems to determine which modifications and expenditures will be necessary to make its systems compatible with 2000 year requirements. The Company believes that its systems will be year-2000 compliant upon implementation of such modifications. The Company currently estimates the total cost of such modifications to be approximately $250,000. However, there can be no assurance that all necessary modifications will be identified and corrected or that unforeseen difficulties or cost will not arise. In addition, there can be no assurance that the systems of other companies on which the Company's systems rely will be modified on a timely basis, or that the failure by another company to properly modify its systems will not negatively impact the systems or operations of the Company.

ITEM 2.  DESCRIPTION OF FACILITIES.

         Currently, the Company owns eight properties and leases 45 properties in 48 cities in the United States for its warehouse, sales, and administrative offices. The Company also leases four properties in four cities in other countries. Certain property locations contain multiple operations such as a warehouse and a sales office. The facilities range in size from 550 square feet to 68,064 square feet. Leases for the facilities expire at various periods between 1998 and 2009. The aggregate annual lease payments for real properties in 1997 were approximately $850,000.

         The Company's principal corporate offices are located at 2500 Royal Place, Tucker, Georgia, where the Company is expanding a portion of TDG's principal operating location to accommodate its executive offices. The Company also leases approximately 3,018 square feet of executive office space in Chevy Chase, Maryland for use by Mr. Pinson as a satellite office.

         The Company believes that its facilities are adequate for its needs and does not anticipate inordinate difficulty in replacing such facilities or opening additional facilities, if needed.

ITEM 3.  LEGAL PROCEEDINGS.

         On November 18, 1996, Milliken & Company ("Milliken"), a textile manufacturer and customer of TDG, filed suit against a manufacturer of an industrial product and TDG in the Superior Court of Troup County, Georgia, Civil Action No. 96-CV-964. Milliken claims that a product sold to it by TDG as a distributor of the defendant-manufacturer was defective and caused a fire, severely damaging Milliken's textile manufacturing plant in LaGrange, Georgia. Milliken alleges damages of $500 million against the defendants. TDG has denied any liability, and its insurance carrier is vigorously defending the lawsuit on its behalf. While the damages alleged by Milliken are exceptional in amount, the inclusion of the distributor of a product, along with its manufacturer, as a defendant in an action for alleged product defectiveness is unexceptional. The litigation is in the early stages of discovery, and while it is not possible to predict with accuracy the outcome of any such litigation matter, the Company believes that its insurance, which provides for $12 million of coverage, will be adequate to cover any loss to TDG that might result from the lawsuit.

         On August 27, 1997, Robert Hallager filed suit in the Court of Common Pleas of Philadelphia, Pennsylvania, Civil Action No. 3222, against his former employer, Jessop Steel Company, and several manufacturers and distributors of industrial products, including Shearer Industrial Supply Company, one of the Company's subsidiaries ("Shearer"). Mr. Hallager claims that he contracted cobalt poisoning and other pulmonary problems requiring his cessation of work and lifetime monitoring as a result of his exposure to steel containing cobalt, chromium, and nickel through a grinding process utilizing abrasive tools supplied to his employer by the various defendant-manufacturers and distributors. Mr. Hallager alleges damages "in excess of $50,000". The litigation is in the very early stages, and no answer is yet due from or has been filed by Shearer. Shearer intends to deny any liability, and its insurance carrier is expected to defend the lawsuit on Shearer's behalf. While it is not possible to predict with accuracy the outcome of any such litigation matter, the Company believes that its insurance, which provides for $7 million of coverage, will be adequate to cover any loss to Shearer that might result from the lawsuit.

         On December 22, 1997, TDG brought an action in DeKalb County Superior Court, Georgia, File No. 97-14388-4, against a former Stockholder, Alvis J. Waite, under the Georgia dissenters' rights provisions of the Georgia Business Corporation Code (the "GBCC"). Mr. Waite, as a Stockholder of TDG, had exercised his rights pursuant to the GBCC to dissent from the merger of TDG with the Company. In accordance with the GBCC, TDG offered to pay Mr. Waite $4.2 million for his interest in TDG. Mr. Waite rejected that offer and demanded payment of $9 million. TDG brought this action to seek a judicial determination of the value of Mr. Waite's interest in TDG as of the time of the merger. The proceeding is in the early stages of discovery and it is not possible to predict the outcome at this time.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         No matters were submitted to a vote of security holders of the Registrant during the fourth quarter of the fiscal year covered by this Report.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         The Common Stock began trading on the New York Stock Exchange ("NYSE") under the symbol "IDG" on September 24, 1997. Prior to that time, there was no trading market for the Common Stock. The following table sets forth for the periods indicated the high and low sales prices of the Common Stock on the NYSE.


                                                                                    PRICE RANGE
                                                                                    -----------
                                                                               HIGH              LOW
                                                                               ----              ---
         1997
         ----
            Third Quarter (from September 24, 1997).................         $21             $20 7/16
            Fourth Quarter..........................................         $22 9/16        $14 11/16
         1998
         ----
            First Quarter (through March 13, 1998)..................         $18 3/4         $15 9/16
                                                                             ---------       ---------

         As of February 28, 1998, there were 88 holders of record of the Common Stock. Investors who beneficially own Common Stock that is held in street name by brokerage firms or similar holders are not included in this number. Accordingly, based upon the quantities of periodic reports requested by such brokerage firms, the Company believes that the actual number of individual beneficial owners of its Common Stock exceeds 1,778.

         The Company has not paid dividends on its Common Stock. The Company currently intends to retain its future earnings, if any, to finance the growth, development, and expansion of the Company's business and, accordingly, does not currently intend to declare or pay any dividends on the Common Stock for the foreseeable future. The declaration, payment, and amount of future dividends, if any, will be subject to the discretion of the Company's Board of Directors and will depend upon the future earnings, results of operations, financial condition, and capital requirements of the Company, among other factors. Under Delaware law, the Company is prohibited from paying any dividends unless it has capital surplus or net profits available for this purpose. In addition, the Company's loan agreement with the First National Bank of Chicago and other lenders prohibits the payment of dividends if there exists, or would exist as a result thereof, a default under the loan agreement.

ITEM 6.  SELECTED FINANCIAL DATA.

         The information contained under the heading "Selected Financial Data" in the Company's Annual Report to Stockholders, filed as an exhibit hereto, is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         The information contained under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's Annual Report to Stockholders, filed as an exhibit hereto, is incorporated herein by reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         Not applicable.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         The information contained under the headings "Independent Auditors Report" and "Consolidated Financial Statements and Notes to the Consolidated Financial Statements" in the Company's Annual Report to Stockholders, filed as an exhibit hereto, is incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         The information contained under the heading "Election of Directors" in the definitive Proxy Statement used in connection with the solicitation of proxies for the Company's 1998 Annual Meeting of Stockholders, to be filed with the Commission, is incorporated herein by reference. Pursuant to instruction 3 to paragraph (b) of Item 401 of Regulation S-K, information relating to the executive officers of the Company is included in Item 1 of this Report.

ITEM 11. EXECUTIVE COMPENSATION.

         The information contained under the heading "Executive Compensation" in the definitive Proxy Statement used in connection with the solicitation of proxies for the Company's 1998 Annual Meeting of Stockholders, to be filed with the Commission, is incorporated herein by reference. In no event shall the information contained in the Proxy Statement under the heading "Stock Performance Graph" be deemed incorporated herein by such reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The information contained under the heading "Voting Securities and Principal Stockholders" in the definitive Proxy Statement used in connection with the solicitation of proxies for the Company's 1998 Annual Meeting of Stockholders, to be filed with the Commission, is incorporated herein by reference. For purposes of determining the aggregate market value of the Company's voting stock held by nonaffiliates, shares held by all directors and executive officers of the Company have been excluded. The exclusion of such shares is not intended to, and shall not, constitute a determination as to which persons or entities may be "affiliates" of the Company as defined by the Commission.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         The information contained under the heading "Certain Transactions" in the definitive Proxy Statement to be used in connection with the solicitation of proxies for the Company's 1998 Annual Meeting of Stockholders, to be filed with the Commission, is incorporated herein by reference.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORT ON FORM
         8-K.

(A) The following financial statements and notes thereto are incorporated by reference in Item 8 of this Report:

    1.   FINANCIAL STATEMENTS

         Independent Auditors' Report.
         Consolidated Balance Sheets as of December 31, 1997 and 1996. Consolidated Statements of Operations for the years ended December 31,
           1997,1996, and 1995.
         Consolidated Statements of Stockholders' Equity for the years ended
           December 31, 1997, 1996 and 1995.
         Consolidated Statements of Cash Flows for the years ended December 31,
           1997, 1996 and 1995.
         Notes to Consolidated Financial Statements as of December 31, 1997 and
           1996 for the years ended December 31, 1997, 1996, and 1995.

    2.   FINANCIAL STATEMENT SCHEDULES

Schedule II - Valuation and Qualifying Accounts

     3.  EXHIBITS

         The exhibits set forth below are required to be filed with this Report pursuant to Item 601 of Regulation S-K:


                  EXHIBIT
                  NUMBER            DESCRIPTION OF EXHIBIT
                  ------            ----------------------
                  3.1               Certificate of Incorporation, as amended, of
                                    the Company (filed as Exhibit 3.1 of the
                                    Company's Registration Statement on Form S-1
                                    (File No. 333-36233) is hereby incorporated
                                    by reference)

                  3.2 Bylaws of the Company (filed as Exhibit 3.2 of the Company's Registration Statement on Form S-1 (File No. 333-36233) is hereby incorporated by reference)

                  4.1               Form of Common Stock Certificate of the
                                    Company (filed as Exhibit 3.1 of the
                                    Company's Registration Statement on Form S-1
                                    (File No. 333-36233) is hereby incorporated by reference) 10.1 Form of Agreement and Plan of Merger and Reorganization (reverse merger) (filed as Exhibit 10.1 of the Company's Registration Statement on Form S-1
                                    (File No. 333-36233) is hereby incorporated by reference)

                  10.2              Agreement and Plan of Merger and
                                    Reorganization among the Company, Industrial
                                    Distribution Group, Inc., a Georgia
                                    corporation, IDG Acquisition Company I, Inc.
                                    and the Stockholders named therein (filed as Exhibit 10.2 of the Company's Registration
                                    Statement on Form S-1 (File No. 333-36233) is hereby incorporated by reference)

                  10.3 Agreement and Plan of Reorganization between the Company and the Stockholders named therein (filed as Exhibit 10.3 of the Company's Registration Statement on Form S-1
                                    (File No. 333-36233) is hereby incorporated by reference)

                  10.4              Uniform Provisions for the Acquisition of
                                    Founding Companies (filed as Exhibit 10.4 of the Company's Registration Statement on Form
                                    S-1 (File No. 333-36233) is hereby
                                    incorporated by reference)

                  *10.5             Industrial Distribution Group, Inc. Stock
                                    Incentive Plan (filed as Exhibit 10.5 of the
                                    Company's Registration Statement on Form S-1
                                    (File No. 333-36233) is hereby incorporated by reference)

                  *10.6             Employment Agreement between the Company and
                                    Martin S. Pinson (filed as Exhibit 10.6 of the Company's Registration Statement on Form
                                    S-1 (File No. 333-36233) is hereby
                                    incorporated by reference)

                  *10.7             Employment Agreement between the Company and
                                    Douglass C. Smith (filed as Exhibit 10.7 of the Company's Registration Statement on Form
                                    S-1 (File No. 333-36233) is hereby
                                    incorporated by reference)

                  *10.8             Employment Agreement between the Company and
                                    Jack P. Healey (filed as Exhibit 10.8 of the
                                    Company's Registration Statement on Form S-1
                                    (File No. 333-36233) is hereby incorporated by reference)

                  *10.9 Form of Indemnification Agreement entered into between the Company and each of the executive officers and directors of the Company (filed as Exhibit 10.9 of the
                                    Company's Registration Statement on Form S-1
                                    (File No. 333-36233) is hereby incorporated by reference)


                  10.10             Form of Escrow Agreement among the Company,
                                    American Stock Transfer & Trust Company and the individuals named therein (filed as Exhibit 10.10 of the Company's Registration
                                    Statement on Form S-1 (File No. 333-36233) is hereby incorporated by reference)

                  10.11 Letter Agreement dated October 1, 1997 by and between the Company and the Barth Smith
                                    Company.

                  13.1              Portions of the 1997 Annual Report to
                                    Stockholders that are incorporated in the Company's Form 10-K for the year ended
                                    December 31, 1997.

                  21.1              Subsidiaries of the Company

                  23.1              Consent of Arthur Andersen LLP

                  27.1              Financial Data Schedule (for SEC use only)

                  99 Proxy Statement for the 1998 Annual Meeting of Stockholders

                  ---------------------------
                  *Management contract or compensatory plan or arrangement
                   required to be filed as an exhibit.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS





To Industrial Distribution Group, Inc.:


We have audited in accordance with generally accepted auditing standards, the consolidated financial statements included in Industrial Distribution Group, Inc.'s annual report to stockholders incorporated by reference in this Form 10-K, and have issued our report thereon dated February 13, 1998. Our audits were made for the purpose of forming an opinion on those consolidated statements taken as a whole. The schedule listed in the index is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.




/s/ Arthur Andersen LLP



Atlanta, Georgia
February 13, 1998

                      INDUSTRIAL DISTRIBUTION GROUP, INC.


                 SCHEDULE II-VALUATION AND QUALIFYING ACCOUNTS

             FOR THE YEARS ENDED DECEMBER 31, 1997, 1996, AND 1995







                                                      Additions
                                              ---------------------------
                                 Balance at   Charged to      Charged to                    Balance at
                                 Beginning     Costs and        Other                         End of
       Description               of Period      Expenses      Accounts(2)  Deductions(1)      Period
-----------------------------    ----------   ----------     ------------  -------------    ----------

Year ended December 31, 1997:
  Allowance for doubtful
  accounts                         $125           $315           $441           $35            $846

Year ended December 31, 1996:
  Allowance for doubtful
  accounts                          115             37              0            27             125

Year ended December 31, 1995:
  Allowance for doubtful
  accounts                          115             27              0            27             115









          NOTES:
          (1) Deductions represent the write off of uncollectible receivables, net of recoveries.

          (2) Reserves acquired in connection with the acquisition of the Founding Companies in 1997.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(a) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Atlanta, State of Georgia, on the 24th day of March, 1998.


                       INDUSTRIAL DISTRIBUTION GROUP, INC.

                       By: /s/ Martin S. Pinson
                          --------------------------------------------
                          Martin S. Pinson
                          Chairman of the Board and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Company in the capacities set forth and on the 24th day of March, 1998.

           Signature                                     Position

/s/ Martin S. Pinson
----------------------------------------     Chairman of the Board and Chief
Martin S. Pinson                             Executive  Officer
                                             (Principal Executive Officer)

/s/ Jack P. Healey                           Senior Vice President, Chief
----------------------------------------     Financial Officer, and
Jack P. Healey                               Secretary (Principal Financial and
                                             Accounting Officer)

/s/ David K. Barth                           Director
----------------------------------------
David K. Barth

/s/ William J. Burkland                      Director
----------------------------------------
William J. Burkland

/s/ William R. Fenoglio                      Director
----------------------------------------
William R. Fenoglio

/s/ William T. Parr                          Director
----------------------------------------
William T. Parr

/s/ George L. Sachs, Jr.                     Director
----------------------------------------
George L. Sachs, Jr.

/s/ Richard M. Seigel                        Director
----------------------------------------
Richard M. Seigel

/s/ Andrew B. Shearer                        Director
----------------------------------------
Andrew B. Shearer

/s/ Douglas C. Smith                         Director
----------------------------------------
Douglass C. Smith

                                                  Exhibit Index
                                                  -------------
                  10.11             Letter Agreement dated October 1, 1997 by
                                    and between the Company and the Barth Smith
                                    Company.

                  13.1              Portions of the 1997 Annual Report to
                                    Stockholders that are incorporated in the Company's Form 10-K for the year ended
                                    December 31, 1997.

                  21.1              Subsidiaries of the Company

                  23.1              Consent of Arthur Andersen LLP

                  27.1              Financial Data Schedule (for SEC use only)

                  99 Proxy Statement for the 1998 Annual Meeting of Stockholders