Form 10-Q
period 1998-03-31
INDUSTRIAL DISTRIBUTION GROUP INC
filed 1998-05-15
CIK 1042351

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM

                                     TO
                       -------------    ----------------


                        COMMISSION FILE NUMBER 001-13195

                       INDUSTRIAL DISTRIBUTION GROUP, INC.
             (Exact name of registrant as specified in its charter)

Delaware                                   58-2299339
--------                                   ----------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)


                     2500 Royal Place, Tucker, Georgia 30084
              -----------------------------------------------------
              (Address of principal executive offices and zip code)

                                 (770) 243-9000
                                 --------------
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

Shares outstanding of the issuer's Common Stock at March 31, 1998: 7,807,417 shares of Common Stock, $0.01 par value share.

                                      INDEX

                       INDUSTRIAL DISTRIBUTION GROUP, INC.

PART I.  Financial Information

    ITEM 1.       Financial Statements (Unaudited)

                  Consolidated Balance Sheets at March 31, 1998 and December 31, 1997

                  Consolidated Statements of Operations for the three months ended March 31, 1998 and 1997

                  Consolidated Statements of Cash Flows for the three months ended March 31, 1998 and 1997

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


PART II. Other Information

    ITEM 1.       Legal Proceedings

    ITEM 2.       Changes in Securities

    ITEM 6.       Exhibits and Reports on Form 8-K


                          PART I. FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS


                       INDUSTRIAL DISTRIBUTION GROUP, INC.
                           CONSOLIDATED BALANCE SHEETS
                        (In thousands except share data)
                                   (Unaudited)
                                    (Note 1)


                                     ASSETS


                                                      MARCH 31,   DECEMBER 31,
                                                        1998         1997
                                                      ---------  ------------
                                                                 *Restated
CURRENT ASSETS:
 Cash and Cash Equivalents                          $   27,079     $ 31,500
 Accounts Receivable, net                               38,908       33,624
 Inventory, net                                         41,221       40,015
 Prepaid and Other Current Assets                        4,424        3,984
                                                    ----------   ----------
   TOTAL CURRENT ASSETS                                111,632      109,123
 Property and Equipment, net                            11,670        9,409
 Intangible Assets, net                                 21,433       19,580
 Other Assets                                            2,489        3,061
                                                    ----------   ----------
   TOTAL ASSETS                                     $  147,224   $  141,173
                                                    ==========   ==========

   LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
 Short Term Debt                                    $    1,715   $    2,349
 Accounts Payable                                       26,064       21,661
 Accrued Compensation                                    2,306        2,115
 Other Accrued Liabilities                               3,301        3,137
                                                    ----------   ----------
   TOTAL CURRENT LIABILITIES                            33,386       29,262

 Long-Term Debt                                          4,571        4,485
 Deferred Income Taxes                                     217          880
 Other Long-Term Liabilities                             7,365        7,422
                                                    ----------   ----------
    TOTAL LIABILITIES                                   45,539       42,049
 STOCKHOLDERS' EQUITY:
 Common Stock, par value $.01 per share, 50,000,000
   shares authorized; 7,807,417 shares issued and
   outstanding in 1998; 7,261,551 shares in 1997            78           73
 Additional Paid-In Capital                             90,110       88,701
 Retained Earnings                                      11,497       10,350
                                                    ----------   ----------
  Total Stockholders' Equity                           101,685       99,124
                                                    ----------   ----------
    TOTAL LIABILITIES & STOCKHOLDERS' EQUITY        $  147,224   $  141,173
                                                    ==========   ==========



 *Restated for acquisitions accounted for under the pooling-of-interests method.

   The accompanying notes are an integral part of these financial statements.

                       INDUSTRIAL DISTRIBUTION GROUP, INC
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                        (In thousands, except share data)
                                   (Unaudited)


                                                           THREE MONTHS          ENDED
                                                               MARCH              31
                                                               1998              1997
                                                           -----------       -----------
                                                                             * Restated
NET SALES ........................................         $    84,742       $    14,614
COST OF SALES ....................................              64,866            11,228
                                                           -----------       -----------
  Gross profit ...................................              19,876             3,386


SELLING, GENERAL AND ADMINISTRATIVE EXPENSES .....              17,943             3,054
                                                           -----------       -----------
  Income from operations .........................               1,933               332

INTEREST EXPENSE .................................                 211               122

OTHER (INCOME) EXPENSE ...........................                (483)              (61)
                                                           -----------       -----------

INCOME BEFORE INCOME TAXES .......................               2,205               271

PROVISION FOR INCOME TAXES .......................                 888                90
                                                           -----------       -----------

NET INCOME .......................................         $     1,317       $       181
                                                           ===========       ===========


BASIC EARNINGS PER SHARE .........................         $       .17       $       .13
                                                           ===========       ===========

DILUTED EARNINGS PER SHARE .......................         $       .17       $       .13
                                                           ===========       ===========

WEIGHTED AVERAGE SHARES OUTSTANDING (Basic) ......           7,750,990         1,348,107
                                                           ===========       ===========

WEIGHTED AVERAGE SHARES OUTSTANDING (Diluted) ....           7,806,341         1,348,107
                                                           ===========       ===========


*Restated for acquisitions accounted for under the pooling-of-interests method.


   The accompanying notes are an integral part of these financial statements.

                      INDUSTRIAL DISTRIBUTION GROUP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)
                                   (Unaudited)


                                                                                 Ended
                                                                 Three Months     31
                                                                   March         1997
                                                                   1998        *Restated
                                                                 --------      -------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income ...............................................     $  1,317      $   251
                                                                 --------      -------

  Adjustments  to  reconcile  net income to net cash
    provided by operating activities:
  Depreciation and Amortization ............................          583           73
  Amortization of deferred loan cost .......................           23           --
  Provision (benefit) for deferred taxes ...................           --          (74)
  Loss (gain) on disposal of equipment .....................            4           --
  Loss (gain) on sale of investments .......................           (6)          --
  Changes in operating assets and liabilities:
  Accounts receivable, net .................................       (3,131)         172
  Inventories, net .........................................         (209)         585
  Prepaids and other assets ................................         (389)          12
  Accounts payable .........................................        2,282         (767)
  Accrued compensation .....................................           94          261
  Other accrued liabilities ................................           46         (314)
                                                                 --------      -------
       Total adjustments ...................................         (703)         (52)
                                                                 --------      -------
       Net cash provided by operating activities ..........           614          199


CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property and equipment, net .................       (2,377)         (85)
  Cash paid in acquisitions ................................       (1,126)          --
  Deposits .................................................           (3)          --
  Cash surrender value of life insurance ...................          611           --
  Cash from acquired  companies ............................            3           --
  Proceeds from sale of investments ........................           (3)          --
                                                                 --------      -------
  Net cash, (used in) provided by investing activities .....       (2,895)         (85)
                                                                 --------      -------


CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of common stock ...................           86           --
  Proceeds (payments) on short term debt ...................       (2,059)          71
  Proceeds (payments) on long-term debt ....................         (117)         410
  Adjustments to conform year ends of certain
Pooled Costs ...............................................           (4)          (3)
  Deferred loan costs ......................................           46           --
                                                                 --------      -------
  Net cash provided by (used in) financing activities ......       (2,140)         478
                                                                 --------      -------
NET CHANGE IN CASH AND CASH EQUIVALENTS ....................       (4,421)         592

CASH AND CASH EQUIVALENTS, beginning of period .............       31,500        2,448
                                                                  =======      =======

CASH AND CASH EQUIVALENTS, end of period ...................     $ 27,079      $ 3,040
                                                                 ========      =======

Supplemental Cash Flow Information:
    Cash Paid for Interest .................................     $    180      $     3
                                                                 ========      =======


    Cash Paid for Income Taxes .............................     $  1,504      $     7
                                                                 ========      =======




*Restated for acquisitions accounted for under the pooling-of- interests method.


The accompanying notes are an integral part of these financial statements

INDUSTRIAL DISTRIBUTION GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 1998

1.  BASIS OF PRESENTATION

Industrial Distribution Group, Inc., a Delaware corporation ("IDG" or the "Company"), was formed on February 12, 1997 to create a nationwide supplier of cost-effective, flexible procurement solutions for manufacturers and other users of "MROP" products. In September 1997, IDG completed an initial public offering of its Common Stock, and at the same time, acquired the following nine industrial distribution companies: Associated Suppliers, Inc. ("Associated"), B&J Industrial Supply Company ("B&J"), Cramer Industrial Supplies ("Cramer"), Grinding Supplies Company ("Grinding"), J.J. Stangel Company ("J.J. Stangel"), Shearer Industrial Supply Company ("Shearer"), Slater Industrial Supply Company ("Slater"), The Distribution Group ("TDG") and Tri-Star Industrial Supply, Inc. ("Tri-Star"), collectively referred to as the "Founding Companies". The consideration for the acquisitions of the Founding Companies consisted of a total of 3,330,224 shares of Company Common Stock. B&J has been identified as the acquiror for financial statement presentation purposes pursuant to Staff Accounting Bulletin 97 ("SAB 97"). The acquisitions were accounted for using the purchase method of accounting. The allocations of purchase price to the assets acquired and liabilities assumed of the Founding Companies were recorded based on fair value.

The closing of the acquisitions and the offering occurred on September 29, 1997. For accounting purposes, however, September 24, 1997 has been established as the effective date of the acquisitions because management has determined that effective control of the operations of the Founding Companies transferred to IDG on that date.

The accompanying unaudited interim financial statements of IDG represent B&J (as the SAB 97 financial acquiror) for the three months ended March 31, 1997, B&J and the other eight Founding Companies for the three months ended March 31, 1998, and give retroactive effect for all periods presented to the results of two companies acquired by IDG in March 1998 in business combinations accounted for under the pooling-of-interests method (the "Pooled Companies"). See Note 3.

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

The interim statements should be read in conjunction with the Company's financial statements and notes thereto, included in its annual report on form 10-K for the fiscal year ended December 31, 1997, Commission File Number 001-13195.

2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

There were no significant changes in the accounting policies of the Company during the periods presented.

3.  ACQUISITIONS

During March, 1998, the Company acquired three industrial supply distributors, E.C. Blackstone Company, Continental Air Tools, Inc. d/b/a
Continental-McLaughlin, and Northern Tool & Supply, Inc.

E.C. Blackstone Company, located in Memphis, Tennessee, will establish a hub location for IDG in the Tennessee Tri-State area. E.C. Blackstone was accounted for using the purchase method of accounting. The Company's financial statements include the operating results of E.C. Blackstone only from March 11, 1998, the date of its acquisition. The total purchase price of the acquisition was paid in cash and stock. Goodwill recorded in connection with this acquisition is being amortized on a straight-line basis over 40 years.

Continental Air Tools, Inc. , d/b/a Continental-McLaughlin, and Northern Tool & Supply Company (the "Pooled Companies") will expand the Company's markets in Southern California and the upper peninsula area of Michigan, respectively . Continental-McLaughlin and Northern Tool & Supply were accounted for using the pooling-of-interests method of accounting. The Company's financial statements give retroactive effect to the acquisitions of the Pooled Companies for all periods presented. The Company issued 474,964 shares in these pooling-of-interests transactions.

4.    CREDIT FACILITY

In December 1997, the Company entered into a $75,000,000 revolving credit facility with a five-bank syndicate. The facility has a three-year term, bears interest at either the bank's corporate base rate or a Eurodollar rate plus applicable margins, and has a first security interest in the capital stock of the Company's business units. The agreement provides that the facility be used for operations and acquisitions and provides $5,000,000 each for swinglines and letters of credit. There is an annual commitment fee on the unused portion of the facility equal to between 20 and 30 basis points of the average daily unused portion of the aggregate commitment depending on the indebtedness to adjusted EBITDA ratio, as defined. At March 31, 1998, no amounts were outstanding under this facility. The revolving credit facility contains various covenants pertaining to maintenance of certain financial relationships. The Company was in compliance with these covenants as of March 31, 1998.

5.    CAPITAL STOCK

During March 1998, the Company issued 539,797 shares of its Common Stock to acquire three companies.

6.    INCOME TAXES

The Company intends to file a consolidated federal income tax return, which includes the operations of all acquired companies for periods subsequent to their respective acquisition dates. Each acquired company will file a "short period" federal income tax return through its acquisition date.

7.    COMMITMENTS AND CONTINGENCIES

On November 18, 1996, Milliken & Company, a textile manufacturer and customer of TDG, filed suit against a manufacturer of an industrial product and TDG. Milliken claims that a product sold to it by TDG as a distributor of the defendant-manufacturer was defective and caused fire, severely damaging Milliken's textile manufacturing plant in LaGrange, Georgia. Milliken alleges damages of $500 million against the defendants. TDG has denied any liability, and its insurance carrier is vigorously defending the lawsuit on its behalf. The inclusion of the distributor of a product, along with its manufacturer, as a defendant in an action for alleged product defectiveness is unexceptional. The litigation is in the early stages of discovery, and while it is not possible to predict with accuracy the outcome of any such litigation matter, the Company believes that its insurance, which provides for $12 million of coverage, will be adequate to cover any loss to TDG that might result from the lawsuit.

On August 27, 1997, Robert Hallager filed suit against his former employer, Jessop Steel Company, and several manufacturers and distributors of industrial products, including Shearer. Mr. Hallager claims that he contracted cobalt poisoning and other pulmonary problems requiring his cessation of work and lifetime monitoring as a result of this exposure to steel containing cobalt, chromium and nickel through a grinding process utilizing abrasive tools supplies by his employer and by the various defendant-manufacturers and distributors. Mr. Hallager alleges damages "in excess of $50,000." The litigation is in the very early stages, and no answer is yet due from or has been filed by Shearer. Shearer intends to deny any liability, and its insurance carrier is expected to defend the lawsuit on Shearer's behalf. While it is not possible to predict with accuracy the outcome of any such litigation matter, the Company believes that its insurance, which provides for $7 million of coverage, will be adequate to cover any loss to Shearer that might result from the lawsuit.

On December 22, 1997, TDG brought an action in DeKalb County Superior Court, Georgia, File No. 97-14388-4, against a former stockholder, under the Georgia dissenters' rights provisions of the Georgia Business Corporation Code (the "GBCC). This former stockholder of TDG had exercised his rights pursuant to the GBCC to dissent from the merger of TDG with the Company. In accordance with the GBCC, TDG offered to pay the former stockholder $4.2 million for his interest in TDG. The former stockholder rejected that offer and demanded payment of $9 million. TDG brought this action to seek a judicial determination of the value of his interest in TDG as of the time of the merger. The proceedings are in the early stages of discovery, and it is not possible to predict the outcome at this time.

The Company is subject to various claims and legal actions which arise in the ordinary course of business. The Company believes that the ultimate resolution of such matters, including those identified above, will not have a material adverse effect on the Company's financial position or results of operations.


8.    NEW PRONOUNCEMENTS

The Company computes basic and diluted earnings per share in accordance with SFAS No. 128, "Earnings Per Share." The adoption of this statement in 1997 had no effect on previously reported earnings per share ("EPS").

In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income." SFAS No.130 establishes standards for the reporting of comprehensive income in a company's financial statements. Comprehensive income includes all changes in a company's equity during the period that result from transactions and other economic events other than transactions with its stockholders. For the Company, SFAS No.130 is effective for the year beginning January 1, 1998. Implementation of SFAS No. 130 did not have a significant effect on its current financial reporting.

In June 1997, the Financial Accounting Standards Board issued SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information." SFAS No. 131 requires that an enterprise disclose certain information about operating segments. SFAS No. 131 is effective for financial statements for the Company's fiscal year ending December 31, 1998. The Company does not expect that SFAS No. 131 will have a significant impact on its current financial statements nor will it require significant revision of prior disclosures.

9.     SUBSEQUENT EVENTS

Subsequent to March 31, 1998 and through May 6, 1998, the Company has completed four business combinations. The four industrial supply distributors, REFCO, Inc., Hawley Industrial Supplies, Inc., The New England Group Industrial Distributors, Inc. (d/b/a Industrial Suppliers of New England), and Industrial and Tool Suppliers, LLC. will combine to create a New England hub company with approximately $70 million in annualized revenues.

Hawley Industrial Supplies, Inc. was accounted for as a pooling of interests. REFCO, Inc., Industrial Suppliers of New England, and Industrial and Tool Suppliers, LLC were accounted for as purchases and were acquired using both cash and stock.

10.    PRO FORMA COMBINED FINANCIAL INFORMATION

The following pro forma combined financial information for the three months ended March 31, 1998 and March 31, 1997 reflects the results of the Company and includes the historical results combined with the other eight Founding Companies as if the acquisitions had occurred on January 1 of each respective period. This pro forma combined financial information includes the effects of (a) the acquisitions; (b) the offering; (c) amortization of goodwill resulting from the acquisitions; (d) elimination of interest expense for the debt that was paid from the offering proceeds; and (e) provision for income taxes at 40%, even though one of the acquired companies had a Chapter S corporate tax status.

The earnings per share amounts are based on 7,807,417 common shares deemed to be outstanding for the periods ended March 31, 1998 and 1997. For B&J and the other eight Founding Companies the net income amounts include estimates of the federal and state taxes that would have been applicable to the Company had the acquisitions occurred at the beginning of each respective period. The underlying tax rates differ from statutory federal and state rates primarily because amortization of goodwill related to the acquisitions is not deductible for tax purposes.

The pro forma combined financial information does not purport to represent what the Company's financial position or results of operations would actually have been if such transactions and events in fact had occurred on those dates or to project the Company's results of operations for any future period. (Amounts are in thousands, except for per share amounts.)

                                               THREE MONTHS ENDED
                                                    MARCH 31,
                                          ----------------------------
                                            1998               1997
                                          ----------------------------
                  Net Sales               $ 84,742          $ 73,144
                                          ========          ========

                  Net Income              $  1,317          $  1,403
                                          ========          ========

                  Earnings per            $    .17          $    .18
                                          ========          ========
                  Share



ITEM. 2 MANAGEMENT'S  DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
        OF OPERATION

    Under SAB 97, B&J was designated as the financial acquiror in the Company's acquisition and combination of the nine Founding Companies (the "Combination"). The consolidated financial statements of B&J are deemed to be the historical financial statements of the Company for purposes of all SEC reporting. Accordingly, the Company must include in this management's discussion and analysis a discussion that is based on those financial statements. As discussed in Note 1 of the Company's unaudited interim financial statements, such financial statements reflect the results of the Company for the three months ended March 31, 1998, while reflecting the results of only B&J and the Pooled Companies for the three months ended March 31, 1997. Accordingly, management has also included herein its discussion and analysis of certain information on a combined basis that includes the Company, all nine Founding Companies, and the Pooled Companies, as a whole, in order to provide other important information with respect to the Company in light of certain effects of the Combination and these acquisitions. The following discussion has been organized on that basis.

    In this discussion, most percentages and dollar amounts have been rounded to aid presentation; as a result, all such figures are approximations. References to such approximations have generally been omitted.

    This discussion may contain certain forward-looking statements concerning the Company's operations, performance, and financial condition, including, in particular, the likelihood of the Company's success in developing and expanding its business. These statements are based upon a number of assumptions and estimates that are inherently subject to significant uncertainties and contingencies, many of which are beyond the control of the Company. Actual results may differ materially from those expressed or implied by such forward-looking statements. Factors that could cause actual results to differ include, but are not limited to, the availability of attractive acquisition opportunities, the successful integration and profitable management of acquired businesses, improvement of operating efficiencies, the availability of working capital and financing for future acquisitions, the Company's ability to grow internally through expansion of services and customer bases, its ability to reduce overhead, seasonality, the continuation of key supplier relationships, the ability of the Company to compete successfully in the highly competitive and diverse MROP market, the Company's ability to maintain key personnel, the availability of key personnel for employment by the Company, and other factors discussed in more detail under "Item 1-Business" of the Company's Annual Report on Form 10-K for fiscal 1997.

    The timing and magnitude of acquisitions and assimilation costs may also materially affect quarterly results. Accordingly, the operating results for any interim period are not necessarily indicative of the results that may be achieved for any subsequent interim period or for a full year.

RESULTS OF OPERATIONS - COMBINED

    The combined financial information for the three months ended March 31, 1998 and 1997 discussed in this subsection includes the operating results of (i) the Company for the three months ended March 31, 1998 and (ii) B&J together with the results of the other eight Founding Companies and the Pooled Companies on a combined basis for the three months ended March 31, 1997. These combined operating results may not be indicative of the Company's post-Combination results of operations for several reasons. The Founding Companies and the Pooled Companies operated as separate privately owned entities until the closing of the Combination (September 1997) or the Pooled Companies acquisition (March 1998), as appropriate. Until that time, their results of operations reflect varying tax structures, which in turn have influenced other matters such as owners' compensation. Accordingly, selling, general, and administrative expenses may not be comparable among the companies. In addition, as a result of the Combination, the Company has new senior management, has incurred implementation costs of the Combination, and is incurring amortization expenses from the goodwill associated with the Combination. Moreover, for 1997 the combined operating results do not represent combined results of operations presented in accordance with generally accepted accounting principles, but are only summations of the respective line items from historical information of the individual Founding Companies and the Pooled Companies.

    The Company anticipates that, in the future, it will realize savings from several sources as a result of the Combination, including (a) increased volume discounts and rebates from vendors, (b) consolidation of certain administrative functions, and (c) the reduction in interest payments related to the repayment of certain former Founding and Acquired Company debt; and (d) its ability to borrow at lower interest rates than the Founding and Acquired Companies. These savings will be offset, to some extent, by costs related to the Company's new senior management and costs associated with being a public company. No such anticipated effect is reflected in the following information or discussion for the three months ended March 31, 1997. Any such effect that has been realized as of March 31, 1998 is reflected in the following information and discussion.

                   THREE MONTHS ENDED MARCH 31, 1998 AND 1997

    The following table sets forth certain selected financial data and shows such data as a percentage of net sales for the periods indicated (dollars in thousands):



                                                             THREE MONTHS ENDED MARCH 31,
                                                        -------------------------------------
                                                           1998                       1997
                                                        ---------                   ---------
                  Net Sales                             $  84,742      100.0%       $  73,144       100.0%
                  Cost of Sales                            64,866        76.5          55,920        76.5
                                                        ---------    --------       ---------    --------
                  Gross Profit                             19,876        23.5          17,224        23.5
                  Selling, General and Administrative      17,943        21.2          15,011        20.5
                                                        ---------    --------       ---------    --------
                  Operating Income                      $   1,933         2.3%      $   2,213         3.0%
                                                        =========  ==========       =========    ========

Net sales increased $11.6 million or 15.9% from $73.1 million for the three months ended March 31, 1997 to $84.7 million for the three months ended March 31, 1998. The Company acquired $2.1 million in revenues related to the purchase of E.C. Blackstone Company, which transaction occurred March 11, 1998. In addition, integrated supply sales and other specialized services supply contract sales have increased in 1998 over the same period in 1997. Several of IDG's larger customers made large purchases throughout the first quarter of 1998.

Cost of sales increased $ 9.0 million or 16.0% from $55.9 million for the three months ended March 31, 1997 to $64.9 million for the three months ended March 31, 1998. The cost of sales increase is due to the increase in net sales. As a percentage of net sales, however, cost of sales remained steady over the two periods.

Selling, general, and administrative expenses increased $2.9 million or 19.5% for the three months ended March 31, 1997 from $15.0 million in 1997 to $17.9 million in 1998. As a percentage of net sales, selling, general, and administrative expenses increased from 20.5% in 1997 to 21.2% in 1998. 1998 selling, general, and administrative expenses included $187,000 of non-recurring expenses related to acquisitions made during the first quarter of 1998. Excluding these non-recurring expenses, selling, general, and administrative expenses for the first quarter of 1998 were $17.8 million or 21.0% of net revenues. In addition, during 1998, the Company incurred increased professional fees and expenses related to staffing a corporate office and incurred costs related to being a public company. Excluding such corporate expenses, selling, general, and administrative expenses were 19.6% of net revenues for the quarter ended March 31, 1998. The Company's overall staffing levels are not currently growing in proportion to its revenue growth.

Operating income decreased $280,000 or 12.7% from $2.2 million for the three months ended March 31, 1997 to $1.9 million for the three months ended March 31, 1998. As a percentage of net sales, operating income decreased from 3.0% in 1997 to 2.3% in 1998.

RESULTS OF OPERATIONS -- HISTORICAL

                   THREE MONTHS ENDED MARCH 31, 1998 AND 1997

    The following table sets forth certain historical financial data for IDG and shows such data as a percentage of net sales for the periods indicated (dollars in thousands):



                                                                    THREE MONTHS ENDED MARCH 31,
                                                          ----------------------------------------
                                                              1998                          1997
                                                          ----------                      --------
            Net Sales                                     $   84,742         100.0%       $  14,614          100.0%
            Cost of Sales                                     64,866          76.5%          11,228           76.8%
                                                          ----------      --------        ---------         ------
            Gross Profit                                      19,876          23.5            3,386           23.2
            Selling, General and Administrative               17,943          21.2            3,054           20.9
                                                          ----------      --------        ---------         ------
            Operating Income                              $    1,933           2.3%       $     332            2.3%
                                                          ==========      ========        =========         ======


Net sales increased $70.1 million or 479.9% from $14.6 million for the three months ended March 31, 1997 to $84.7 million for the three months ended March 31, 1998. This was primarily due to the contributed revenue of the other eight Founding Companies following the Combination on September 24, 1997.

Cost of sales increased $53.6 million or 477.7% from $11.2 million for the three months ended March 31, 1997 to $64.9 million for the three months ended March 31, 1998. As a percentage of net sales, cost of sales decreased from 76.8% in 1997 to 76.5% in 1998. The percentage decrease in cost of sales was primarily due to the capitalization of freight costs associated with inventory that was not recorded during the first quarter of 1997.

Selling, general, and administrative expenses increased $14.9 million or 487.5% for the three months ended March 31, 1997 from $3.1 million in 1997 to $17.9 million in 1998, again primarily attributable to the effect of the SAB 97 accounting for the Combination. As a percentage of net sales, selling, general, and administrative expenses increased from 20.9% in 1997 to 21.2% in 1998. 1998 selling, general, and administrative expenses included $187,000 of non-recurring expenses related to acquisitions made during the first quarter of 1998. Excluding these non-recurring expenses, selling, general, and administrative expenses for the first quarter of 1998 were $17.8 million or 21.0% of net revenues. As a percentage of net sales, selling, general, and administrative expenses remained relatively stable over the two periods.

Operating income increased $1.6 million or 482.2% from $332,000 for the three months ended March 31, 1997 to $1.9 million for the three months ended March 31, 1998, reflecting the Combination. As a percentage of net sales, however, operating income remained stable over the two periods.

LIQUIDITY AND CAPITAL RESOURCES

    At March 31, 1998, the Company had $27.1 million in cash, $78.3 million of working capital, and full borrowing capacity under its $75,000,000 revolving credit facility with a five-bank syndicate.

    The Company's liquidity position continues to be sufficient to enable the Company to fund its current operations and to fund anticipated internal expansion and acquisitions for at least the current year.

    On a historical basis, net cash provided by operating activities for the three months ended March 31, 1998 and 1997 was $568,000 and $199,000, respectively. These changes were principally due to reductions in working capital requirements for inventory and accounts receivable.

    On a historical basis, net cash provided by (used in) investing activities for the three months ended March 31, 1998 and 1997 was ($2.9 million) and ($85,000), respectively. The change was primarily attributable to capital expenditures.

    On a historical basis, net cash provided by (used in) financing activities for the three months ended March 31, 1998 and 1997 was ($2.1 million) and $478,000, respectively. The changes were principally due to repayment of lines of credit of acquired companies.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

                           PART II. OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

     See the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997, Commission File No. 001-13195, previously filed with the Commission, regarding certain legal proceedings in which the Company is involved.

ITEM 2.  CHANGES IN SECURITIES

    During the first quarter of 1998, 539,797 shares of common stock were issued to acquire three companies, as discussed in Note 3 to the financial statements included in Part I of this Report.

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

                                      INDUSTRIAL DISTRIBUTION GROUP, INC.
                                      (Registrant)

Date:  May 15, 1998                   By:   /s/  Jack P. Healey
                                            ------------------------------------------------------
                                                 Jack P. Healey
                                                 Senior Vice President and Chief Financial Officer

Date:  May 15, 1998                   /s/        Jack P. Healey
                                      ------------------------------------------------------------
                                                 Jack P. Healey
                                                 Senior Vice President and Chief Financial Officer
                                                 (Principal accounting and Financial Officer)

