Form 10-Q
period 1998-06-30
INDUSTRIAL DISTRIBUTION GROUP INC
filed 1998-08-14
CIK 1042351

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM

                                       TO
                -----------------------  -----------------------

                        COMMISSION FILE NUMBER 001-13195

                       INDUSTRIAL DISTRIBUTION GROUP, INC.
             (Exact name of registrant as specified in its charter)


Delaware                                   58-2299339
--------                                   ----------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)


                    2500 Royal Place, Tucker, Georgia 30084
               ----------------------------------------------------
              (Address of principal executive offices and zip code)


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

Shares outstanding of the issuer's Common Stock at June 30, 1998: 8,466,713 shares of Common Stock, $0.01 par value share.

                                      INDEX

                       INDUSTRIAL DISTRIBUTION GROUP, INC.


     PART I.  Financial Information

        ITEM 1.      Financial Statements (Unaudited)

                     Consolidated Balance Sheets at June 30, 1998 and December 31, 1997

                     Consolidated Statements of Operations for the three months ended June 30, 1998 and 1997

                     Consolidated Statements of Operations for the six months ended June 30, 1998 and 1997

                     Consolidated Statements of Cash Flows for the six months ended June 30, 1998 and 1997

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

        ITEM 6.      Exhibits and Reports on Form 8-K

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                       INDUSTRIAL DISTRIBUTION GROUP, INC.
                           CONSOLIDATED BALANCE SHEETS
                        (In thousands except share data)
                                   (Unaudited)
                                    (Note 1)

                                     ASSETS

                                                        JUNE 30,   DECEMBER 31,
                                                         1998          1997
                                                        --------   ------------
                                                                    *Restated
CURRENT ASSETS:
 Cash and Cash Equivalents                              $  5,579     $ 31,534
 Accounts Receivable, net                                 50,043       36,099
 Inventory, net                                           52,032       42,427
 Prepaid and Other Current Assets                          6,381        4,018
                                                        --------     --------
   TOTAL CURRENT ASSETS                                  114,035      114,078

 Property and Equipment, net                              13,603        9,910
 Intangible Assets, net                                   37,618       19,584
 Other Assets                                              2,106        3,689
                                                        --------     --------
   TOTAL ASSETS                                         $167,362     $147,261
                                                        ========     ========

   LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
 Short Term Debt                                        $  5,125     $  5,506
 Accounts Payable                                         29,861       23,489
 Accrued Compensation                                      2,910        2,131
 Other Accrued Liabilities                                 3,296        3,307
                                                        --------     --------
   TOTAL CURRENT LIABILITIES                              41,192       34,433

 Long-Term Debt                                            3,257        5,036
 Deferred Income Taxes                                       217          880
 Other Long-Term Liabilities                               9,209        7,422
                                                        --------     --------
    TOTAL LIABILITIES                                     53,875       47,771
 STOCKHOLDERS' EQUITY:
 Common Stock, par value $.01 per share, 50,000,000           85           79
   shares authorized;  8,466,713 shares issued and
   outstanding in 1998; 7,880,110 shares in 1997
 Additional Paid-In Capital                              100,213       89,298
 Retained Earnings                                        13,189       10,113
                                                        --------     --------
  Total Stockholders' Equity                             113,487       99,490
                                                        --------     --------
    TOTAL LIABILITIES & STOCKHOLDERS' EQUITY            $167,362     $147,261
                                                        ========     ========


*Restated for acquisitions accounted for under the pooling-of-interests method.

The accompanying notes are an integral part of these financial statements.

                       INDUSTRIAL DISTRIBUTION GROUP, INC
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                        (In thousands, except share data)
                                   (Unaudited)


                                                            THREE MONTHS ENDED
                                                                 JUNE 30
                                                          1998             1997
                                                       -----------      -----------
                                                                        * Restated
     NET SALES ...................................     $   106,638      $    20,674
     COST OF SALES ...............................          82,722           15,821
                                                       -----------      -----------
       Gross profit ..............................          23,916            4,853

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES           21,261            3,941
                                                       -----------      -----------
       Income from operations ....................           2,655              912

     INTEREST EXPENSE ............................             193              236

     OTHER (INCOME) EXPENSE ......................            (216)            (138)
                                                       -----------      -----------


     INCOME BEFORE INCOME TAXES ..................           2,678              814

     PROVISION FOR INCOME TAXES ..................             978              291
                                                       -----------      -----------

     NET INCOME ..................................     $     1,700      $       523
                                                       ===========      ===========

     BASIC EARNINGS PER SHARE ....................     $       .21      $       .35
                                                       ===========      ===========

     DILUTED EARNINGS PER SHARE ..................     $       .21      $       .35
                                                       ===========      ===========

     WEIGHTED AVERAGE SHARES OUTSTANDING (Basic) .       8,199,927        1,498,383
                                                       ===========      ===========

     WEIGHTED AVERAGE SHARES OUTSTANDING (Diluted)       8,258,983        1,498,383
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

                       INDUSTRIAL DISTRIBUTION GROUP, INC
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                        (In thousands, except share data)
                                   (Unaudited)


                                                                                     SIX MONTHS ENDED
                                                                                          JUNE 30
                                                                                  1998              1997
                                                                               ------------     ------------
                                                                                                 * Restated
NET SALES .................................................................    $    196,401     $     40,113
COST OF SALES .............................................................         151,560           30,926
                                                                               ------------     ------------
  Gross profit ............................................................          44,841            9,187

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES ..............................          40,076            7,859
                                                                               ------------     ------------
  Income from operations ..................................................           4,765            1,328

INTEREST EXPENSE ..........................................................             487              443

OTHER (INCOME) EXPENSE ....................................................            (702)            (202)
                                                                               ------------     ------------

INCOME BEFORE INCOME TAXES ................................................           4,980            1,087

PROVISION FOR INCOME TAXES ................................................           1,904              382
                                                                               ------------     ------------

NET INCOME ................................................................    $      3,076     $        705
                                                                               ============     ============

BASIC EARNINGS PER SHARE ..................................................    $        .38     $        .47
                                                                               ============     ============

DILUTED EARNINGS PER SHARE ................................................    $        .38     $        .47
                                                                               ============     ============

WEIGHTED AVERAGE SHARES OUTSTANDING (Basic) ...............................       8,052,006        1,495,061
                                                                               ============     ============

WEIGHTED AVERAGE SHARES OUTSTANDING (Diluted) .............................       8,110,302        1,495,061
                                                                               ============     ============


*Restated for acquisitions accounted for under the pooling-of-interests method.

The accompanying notes are an integral part of these financial statements.

INDUSTRIAL DISTRIBUTION GROUP, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (In Thousands) (Unaudited)

                                                                                      Six Months Ended
                                                                                          June 30
                                                                                   1998             1997
                                                                               ------------     ------------
                                                                                                  *Restated
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income ..............................................................    $      3,076     $        705
                                                                               ------------     ------------

  Adjustments to reconcile net income to net cash provided by (used in)
    operating activities:
  Depreciation and amortization ...........................................           1,369              197
  Amortization of deferred loan cost ......................................              30                -
  Provision  for deferred taxes ...........................................            (483)            (232)
  Loss on disposal of equipment ...........................................              24                6
  Gain on sale of investments .............................................              (6)               -
  Changes in operating assets and liabilities:
  Accounts receivable, net ................................................          (3,603)             124
  Inventories, net ........................................................             672              490
  Prepaid assets ..........................................................            (445)              50
  Other assets ............................................................             (15)               -
  Accounts payable ........................................................            (950)            (595)
  Accrued compensation ....................................................             448              509
  Deferred loan costs .....................................................             (15)               -
  Other accrued liabilities ...............................................            (468)            (355)
                                                                               ------------     ------------
       Total adjustments ..................................................          (3,442)             194
                                                                               ------------     ------------
       Net cash  (used in) provided by operating activities ...............            (366)             899


CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property and equipment, net ................................          (3,325)            (197)
  Proceeds from the sale of property and equipment ........................              32                -
  Cash paid in acquisitions ...............................................         (12,086)               -
  Deposits ................................................................             (12)               -
  Cash surrender value of life insurance ..................................             914                -
  Cash from acquired  companies ...........................................             839                -
  Proceeds from sale of investments .......................................              (3)             (24)
                                                                               ------------     ------------
  Net cash used in investing activities ...................................         (13,641)            (221)
                                                                               ------------     ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of common stock ..................................             178               (3)
  Payments on short term debt .............................................          (7,257)            (387)
  Payments on long-term debt ..............................................          (4,865)             366
  Adjustments to conform year ends of certain pooled companies ............              (4)              (8)
                                                                               ------------     ------------
  Net cash used in financing activities ...................................         (11,948)             (32)
                                                                               ------------     ------------
NET CHANGE IN CASH AND CASH EQUIVALENTS ...................................         (25,955)             646

CASH AND CASH EQUIVALENTS, beginning of period ............................          31,534            1,585
                                                                               ============     ============

CASH AND CASH EQUIVALENTS, end of period ..................................    $      5,579     $      2,231
                                                                               ============     ============

Supplemental Cash Flow Information:
    Cash Paid for Interest ................................................    $        273     $        183
                                                                               ============     ============


    Cash Paid for Income Taxes ............................................    $      1,709     $         39
                                                                               ============     ============

*Restated for acquisitions accounted for under the pooling-of- interests method.

The accompanying notes are an integral part of these financial statements

INDUSTRIAL DISTRIBUTION GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS JUNE 30, 1998

1.   BASIS OF PRESENTATION

Industrial Distribution Group, Inc., a Delaware corporation ("IDG" or the "Company"), was formed on February 12, 1997 to create a nationwide supplier of cost-effective, flexible procurement solutions for manufacturers and other users of maintenance, repair, operating and production products. In September 1997, IDG completed an initial public offering (the "offering") of its Common Stock, and at the same time, acquired the following nine industrial distribution companies: Associated Suppliers, Inc. ("Associated"), B&J Industrial Supply Company ("B&J"), Cramer Industrial Supplies ("Cramer"), Grinding Supplies Company ("Grinding"), J.J. Stangel Company ("J.J. Stangel"), Shearer Industrial Supply Company ("Shearer"), Slater Industrial Supply Company ("Slater"), The Distribution Group ("TDG") and Tri-Star Industrial Supply, Inc. ("Tri-Star"), collectively referred to as the "Founding Companies". The consideration for the acquisitions of the Founding Companies consisted of a total of 3,330,224 shares of Company Common Stock. B&J has been identified as the acquiror for financial statement presentation purposes pursuant to Staff Accounting Bulletin 97 ("SAB 97"). The acquisitions were accounted for using the purchase method of accounting. The allocations of purchase price to the assets acquired and liabilities assumed of the Founding Companies were recorded based on fair value.

The closing of the acquisitions and the offering occurred on September 29, 1997. For accounting purposes, however, September 24, 1997 has been established as the effective date of the acquisitions because management has determined that effective control of the operations of the Founding Companies transferred to IDG on that date.

The accompanying unaudited interim financial statements of IDG represent B&J (as the SAB 97 financial acquiror) for the three and six months ended June 30, 1997. They also represent B&J, the eight Founding Companies and acquisitions treated as purchases from the date of purchase for the three and six months ended June 30, 1998. All periods presented give retroactive effect to the results of companies acquired by IDG in business combinations accounted for under the pooling-of-interests method (the "Pooled Companies"). See Note 3.

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

3.   ACQUISITIONS

During March 1998, the Company acquired three industrial distributors, E.C. Blackstone Company, Continental Air Tools, Inc. d/b/a/ Continental-McLaughlin, and Northern Tool & Supply, Inc. Blackstone was accounted for using the purchase method of accounting while Continental and Northern Tool were accounted for using the pooling-of-interests method of accounting.

During the second quarter of 1998, the Company acquired seven industrial supply distributors, REFCO, Inc., Hawley Industrial Supplies, Inc., New England Group Industrial Distributors, Inc. d/b/a Industrial Suppliers of New England, Industrial and Tool Suppliers, L.L.C., Buford Brothers, Inc., Knox Industrial Supplies, Inc., and L.D. Supply, Inc.

REFCO, Inc., Hawley Industrial Supplies, Inc., New England Group Industrial Distributors, Inc. and Industrial and Tool Suppliers, L.L.C. were acquired in May, 1998 to give IDG a presence in the New England area. REFCO, Inc., located in Boylston, Massachusetts, and New England Group Industrial Distributors, Inc., located in Nashua, New Hampshire, were each acquired for cash and stock. Hawley Industrial Supplies, Inc., located in Bridgeport, Connecticut, and Industrial and Tool Suppliers, L.L.C., located in Portland, Maine, were acquired for stock. The New England acquisitions, except for Hawley, were accounted for using the purchase method of accounting. Under the purchase method of accounting, the Company's financial statements include their operating results from the date of acquisition. Likewise, goodwill recorded in connection with their acquisition is being amortized on a straight-line basis over 40 years. Hawley was accounted for using the pooling-of-interests method of accounting. The Company's financial statements give retroactive effect to the acquisition of Hawley for all periods presented.

Buford Brothers, located in Nashville, Tennessee, was acquired in May, 1998. This acquisition was accounted for using the purchase method of accounting.

Knox Industrial Supplies, located in Santa Ana, California, will expand the Company's market in the Southern California area. Knox, acquired in May, 1998, was accounted for as an asset purchase. Accordingly, the Company's financial statements include their operating results from the date of their acquisition. No goodwill is recorded in conjunction with an asset purchase.

L.D. Supply, located in Wichita, Kansas, was acquired in June, 1998. L.D. Supply was accounted for using the purchase method of accounting.

4.   CREDIT FACILITY

In December 1997, the Company entered into a $75,000,000 revolving credit facility with a five-bank syndicate. The facility has a three-year term, bears interest at either the bank's corporate base rate or a Eurodollar rate plus applicable margins, and is secured by a first security interest in the capital stock of the Company's business units. The agreement provides that the facility be used for operations and acquisitions and provides $5,000,000 each for swinglines and letters of credit. There is an annual commitment fee on the unused portion of the facility equal to between 20 and 30 basis points of the average daily unused portion of the aggregate commitment depending on the indebtedness to adjusted EBITDA ratio, as defined. At June 30, 1998, $4,000,000 was outstanding under this facility at an effective interest rate of 6.35%. The revolving credit facility contains various covenants pertaining to maintenance of certain financial relationships. The Company was in compliance with these covenants as of June 30, 1998.

5.   CAPITAL STOCK

During the second quarter of 1998, the Company issued 652,322 shares of its Common Stock to acquire five companies.

6.    INCOME TAXES

The Company intends to file a consolidated federal income tax return, which includes the operations of all acquired companies for periods subsequent to their respective acquisition dates. Each acquired company will file a "short period" federal income tax return through its acquisition date.

7.   COMMITMENTS AND CONTINGENCIES

On November 18, 1996, Milliken & Company, a textile manufacturer and customer of TDG, filed suit against a manufacturer of an industrial product and TDG. Milliken claims that a product sold to it by TDG as a distributor of the defendant-manufacturer was defective and caused fire, severely damaging Milliken's textile manufacturing plant in LaGrange, Georgia. Milliken alleges damages of $500 million against the defendants. TDG has denied any liability, and its insurance carrier is vigorously defending the lawsuit on its behalf. The inclusion of the distributor of a product, along with its manufacturer, as a defendant in an action for alleged product defectiveness is unexceptional. The litigation is in discovery, and while it is not possible to predict with accuracy the outcome of any such litigation matter, the Company believes that its insurance, which provides for $12 million of coverage, will be adequate to cover any loss to TDG that might result from the lawsuit.

On December 22, 1997, TDG brought an action in DeKalb County Superior Court, Georgia, File No. 97-14388-4, against a former stockholder, under the Georgia dissenters' rights provisions of the Georgia Business Corporation Code (the "GBCC). On July 24, 1998, the Dekalb County Superior Court issued an order transferring the case to the Superior Court of Fulton County. The former stockholder of TDG had exercised his rights pursuant to the GBCC to dissent from the merger of TDG with the Company. In accordance with the GBCC, TDG offered to pay the former stockholder $4.2 million for his interest in TDG. The former stockholder rejected that offer and demanded payment of $9 million. TDG brought this action to seek a judicial determination of the value of his interest in TDG as of the time of the merger. The proceedings are still in discovery, and it is not possible to predict the outcome at this time.

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

9.   PRO FORMA COMBINED FINANCIAL INFORMATION

The following pro forma combined financial information for the six months ended June 30, 1998 reflects the results of the Company. For the six months ended June 30, 1997, it includes the historical results of B&J and the Pooled Companies combined with the other eight Founding Companies as if the acquisitions had occurred on January 1. This pro forma combined financial information includes the effects of (a) the acquisitions; (b) the offering; (c) amortization of goodwill resulting from the acquisitions; (d) elimination of interest expense for the debt that was paid from the offering proceeds; and (e) provision for income taxes at 40%, even though one of the acquired companies had a Chapter S corporate tax status.

The earnings per share amounts are based on 8,466,713 and 7,880,110 common shares deemed to be outstanding for the periods ended June 30, 1998 and 1997 respectively. For the six months ended June 30, 1997, the net income amounts include estimates of the federal and state taxes that would have been applicable to the Company had the acquisitions occurred at the beginning of the period. The underlying tax rates differ from statutory federal and state rates primarily because amortization of goodwill related to the acquisitions is not deductible for tax purposes.

The pro forma combined financial information does not purport to represent what the Company's financial position or results of operations would actually have been if such transactions and events in fact had occurred on those dates or to project the Company's results of operations for any future period. (Amounts are in thousands, except for per share amounts.)



                    SIX MONTHS ENDED
                         JUNE 30,
                 ----------------------
                   1998          1997
                 ----------------------
Net Sales        $ 196,401     $160,936
                 ---------     --------


Net Income       $   3,076     $  2,711
                 =========     ========

Earnings per     $     .36     $    .34
Share            =========     ========

ITEM. 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
        OF OPERATIONS

    Under SAB 97, B&J was designated as the financial acquiror in the Company's acquisition and combination of the nine Founding Companies (the "Combination"). The consolidated financial statements of B&J are deemed to be the historical financial statements of the Company for purposes of all SEC reporting. Accordingly, the Company must include in this management's discussion and analysis a discussion that is based on those financial statements. As discussed in Note 1 of the Company's unaudited interim financial statements, such financial statements reflect the results of the Company for the three and six months ended June 30, 1998, while reflecting the results of only B&J and the Pooled Companies for the three and six months ended June 30, 1997. Accordingly, management has also included herein its discussion and analysis of certain information on a combined basis that includes the Company, all nine Founding Companies, and the Pooled Companies, as a whole, in order to provide other important information with respect to the Company in light of certain effects of the Combination and these acquisitions. The following discussion has been organized on that basis.

    In this discussion, most percentages and dollar amounts have been rounded to aid presentation; as a result, all such figures are approximations. References to such approximations have generally been omitted.

    This discussion may contain certain forward-looking statements concerning the Company's operations, performance, and financial condition, including, in particular, the likelihood of the Company's success in developing and expanding its business. These statements are based upon a number of assumptions and estimates that are inherently subject to significant uncertainties and contingencies, many of which are beyond the control of the Company. Actual results may differ materially from those expressed or implied by such forward-looking statements. Factors that could cause actual results to differ include, but are not limited to, the availability of attractive acquisition opportunities, the successful integration and profitable management of acquired businesses, improvement of operating efficiencies, the availability of working capital and financing for future acquisitions, the Company's ability to grow internally through expansion of services and customer bases, its ability to reduce overhead, seasonality, the continuation of key supplier relationships, the ability of the Company to compete successfully in the highly competitive and diverse MROP market, the Company's ability to maintain key personnel, the availability of key personnel for employment by the Company, the effects of the Year 2000 issue, and other factors discussed in more detail under "Item 1-Business" of the Company's Annual Report on Form 10-K for fiscal 1997.

    The timing and magnitude of acquisitions and assimilation costs may also materially affect quarterly results. Accordingly, the operating results for any interim period are not necessarily indicative of the results that may be achieved for any subsequent interim period or for a full year.

RESULTS OF OPERATIONS - COMBINED

    The combined financial information for the three and six months ended June 30, 1998 and 1997 discussed in this subsection includes the operating results of
(i) the Company for the three and six months ended June 30, 1998 and (ii) B&J together with the results of the other eight Founding Companies and the Pooled Companies on a combined basis for the three and six months ended June 30, 1997. These combined operating results may not be indicative of the Company's post-Combination results of operations for several reasons. The Founding Companies and the Pooled Companies operated as separate privately owned entities until the closing of the Combination or the Pooled Companies' acquisitions, as appropriate. Until that time, their results of operations reflect varying tax structures, which in turn have influenced other matters such as owners' compensation. Accordingly, selling, general, and administrative expenses may not be comparable among the companies. In addition, as a result of the Combination, the Company has new senior management, has incurred implementation costs of the Combination, and is incurring amortization expenses from the goodwill associated with the Combination. Moreover, for 1997 the combined operating results do not represent combined results of operations presented in accordance with generally accepted accounting principles, but are only summations of the respective line items from historical information of the individual Founding Companies and the Pooled Companies.

    The Company anticipates that, in the future, it will realize savings from several sources as a result of the Combination, including (i) increased volume discounts and rebates from vendors, (ii) consolidation of certain administrative functions, and (iii) the reduction in interest payments related to the repayment of certain former Founding Company and acquired company debt; and (iv) its ability to borrow at lower interest rates than the Founding Companies and acquired companies. These savings will be offset, to some extent, by costs related to the Company's new senior management and costs associated with being a public company. No such anticipated effect is reflected in the following information or discussion for the three and six months ended June 30, 1997. Any such effect that has been realized as of June 30, 1998 is reflected in the following information and discussion.

                    THREE MONTHS ENDED JUNE 30, 1998 AND 1997

    The following table sets forth certain selected financial data and shows such data as a percentage of net sales for the periods indicated (dollars in thousands):

                                                                                  THREE MONTHS ENDED JUNE 30,
                                                                                -------------------------------
                                                                                  1998                    1997
                                                                                --------                -------
Net Sales                                                                       $106,638     100.0%     $82,691     100.0%
Cost of Sales                                                                     82,722      77.6       63,882      77.3
                                                                                --------     -----      -------     -----
Gross Profit                                                                      23,916      22.4       18,809      22.7
Selling, General and Administrative                                               21,261      19.9       16,127      19.5
                                                                                --------     -----      -------     -----
Operating Income                                                                $  2,655       2.5%     $ 2,682       3.2%
                                                                                ========     =====      =======     =====

Net sales increased $23.9 million or 29.0% from $82.7 million for the three months ended June 30, 1997 to $106.6 million for the three months ended June 30, 1998. Acquisitions accounted for $16.8 million of the increase. In addition, the nine Founding Companies experienced a 9.2% internal growth rate over 1997. This increase was a result of increased integrated supply and other specialized services contract sales. Management believes that the Company did not experience significant effects during the quarter from the Asian monetary crisis, the now concluded General Motors strike and the apparent slowing in the rate of growth of the manufacturing segment of the economy. The Company experienced delays and slowing of orders from certain customers whose operations were impacted more directly and severely by these events. The Company will continue to monitor these trends carefully.

Cost of sales increased $18.8 million or 29.5% from $63.9 million for the three months ended June 30, 1997 to $82.7 million for the three months ended June 30, 1998. As a percentage of net sales, cost of sales increased from 77.3% in 1997 to 77.6% in 1998. The increase in cost of sales as a percentage of net sales is due to a change in product mix resulting primarily from acquisitions.

Selling, general, and administrative expenses increased $5.2 million or 31.8% for the three months ended June 30, 1997 from $16.1 million in 1997 to $21.3 million in 1998. As a percentage of net sales, selling, general, and administrative expenses increased from 19.5% in 1997 to 19.9% in 1998. The increase includes $133,000 of non-recurring expenses related to acquisitions made during the second quarter of 1998. Excluding these non-recurring expenses, selling, general, and administrative expenses for the first quarter of 1998 were $21.1 million or 19.8% of net revenues. In addition, during 1998, the Company incurred increased professional fees and expenses related to staffing a corporate office and incurred costs related to being a public company. Excluding non-recurring expenses and corporate expenses, selling, general, and administrative expenses were 18.9% of net revenues for the quarter ended June 30, 1998. The decrease in expenses is a result of lower selling, general, and administrative expenses of the nine Founding Companies in the 1998 quarter as compared to the 1997 quarter. In addition, the acquired companies have lower selling, general, and administrative expenses as a percentage of net revenues.

Operating income remained at $2.7 million for the three months ended June 30, 1998 as compared with the prior year. As a percentage of net sales, operating income decreased from 3.2% in 1997 to 2.5% in 1998.

                     SIX MONTHS ENDED JUNE 30, 1998 AND 1997

    The following table sets forth certain selected financial data and shows such data as a percentage of net sales for the periods indicated (dollars in thousands):


                                                                SIX MONTHS ENDED JUNE 30,
                                                           -------------------------------
                                                            1998                     1997
                                                           --------                -------
Net Sales                                                  $196,401     100.0%     $160,660     100.0%
Cost of Sales                                               151,560      77.2       123,679      77.0
                                                           --------     -----      --------    ------
Gross Profit                                                 44,841      22.8        36,981      23.0
Selling, General and Administrative                          40,076      20.4        32,002      19.9
                                                           --------     -----      --------    ------
Operating Income                                           $  4,765       2.4%     $  4,979       3.1%
                                                           ========     =====      ========    ======

Net sales increased $35.7 million or 22.2% from $160.7 million for the six months ended June 30, 1997 to $196.4 million for the six months ended June 30, 1998. Acquisitions contributed $18.9 million in revenues for the period. The nine Founding Companies experienced a 10.6% internal growth rate over 1997. Several of IDG's larger customers made large purchases during the first quarter of 1998.

Cost of sales increased $27.9 million or 22.5% from $123.7 million for the six months ended June 30, 1997 to $151.6 million for the six months ended June 30, 1998. The cost of sales increase is due to the increase in net sales. As a percentage of net sales, however, cost of sales increased from 77.0% in 1997 to 77.2% in 1998. The increase in cost of sales as a percentage of net sales is due to a change in product mix resulting primarily from acquisitions.

Selling, general, and administrative expenses increased $8.1 million or 25.2% for the six months ended June 30, 1997 from $32.0 million in 1997 to $40.1 million in 1998. As a percentage of net sales, selling, general, and administrative expenses increased from

19.9% in 1997 to 20.4% in 1998. The increase included $317,000 of non-recurring expenses related to acquisitions. Excluding these non-recurring expenses, selling, general, and administrative expenses for the first quarter of 1998 were $39.8 million or 20.2% of net revenues. In addition, during 1998, the Company incurred increased professional fees and expenses related to staffing a corporate office and incurred costs related to being a public company. Excluding non-recurring expenses and corporate expenses, selling, general, and administrative expenses were 19.2% of net revenues for the quarter ended June 30, 1998. Part of the decrease in expenses is a result of the companies using the existing infrastructure to support increased sales during the six months ended June 30, 1998 as compared to the same period in 1997. The acquired companies have lower selling, general, and administrative expenses as a percentage of net revenues.

Operating income decreased $214,000 or 4.3% from $5.0 million for the six months ended June 30, 1997 to $4.8 million for the six months ended June 30, 1998. As a percentage of net sales, operating income decreased from 3.1% in 1997 to 2.4% in 1998.

RESULTS OF OPERATIONS -- HISTORICAL

                    THREE MONTHS ENDED JUNE 30, 1998 AND 1997

    The following table sets forth certain historical financial data for IDG and shows such data as a percentage of net sales for the periods indicated (dollars in thousands):


                                                                                  THREE MONTHS ENDED JUNE 30,
                                                                                -------------------------------
                                                                                 1998                    1997
                                                                                --------                -------
Net Sales                                                                       $106,638     100.0%     $20,674     100.0%
Cost of Sales                                                                     82,722      77.6       15,821      76.5
                                                                                --------     -----      -------     -----
Gross Profit                                                                      23,916      22.4        4,853      23.5
Selling, General and  Administrative                                              21,261      19.9        3,941      19.1
                                                                                --------     -----      -------     -----
Operating Income                                                                $  2,655       2.5%     $   912       4.4%
                                                                                ========     =====      =======     =====

Net sales increased $86.0 million or 415.8% from $20.7 million for the three months ended June 30, 1997 to $106.6 million for the three months ended June 30, 1998. This was primarily due to the contributed revenue of the other eight Founding Companies following the Combination on September 24, 1997. In addition, acquisitions accounted for $21.6 million in revenue.

Cost of sales increased $66.9 million from $15.8 million for the three months ended June 30, 1997 to $82.7 million for the three months ended June 30, 1998. As a percentage of net sales, cost of sales increased from 76.5% in 1997 to 77.6% in 1998. This reflects the effect of the Founding Companies and the acquired companies which have a higher cost of sales percentage than B&J.

Selling, general, and administrative expenses increased $17.3 million for the three months ended June 30, 1997 from $3.9 million in 1997 to $21.3 million in 1998, primarily attributable to the effect of the SAB 97 accounting for the Combination and acquisitions. As a percentage of net sales, selling, general, and administrative expenses increased from 19.1% in 1997 to 19.9% in 1998. The increase in expenses included $133,000 of non-recurring expenses related to acquisitions. Excluding these non-recurring expenses, selling, general, and administrative expenses for the first quarter of 1998 were $21.1 million or 19.8% of net revenues. In addition, during 1998, the Company incurred increased professional fees and expenses related to staffing a corporate office and incurred costs related to being a public company. Excluding non-recurring acquisition charges and corporate expenses, selling, general, and administrative expenses were 18.9% of revenues. The decrease in selling, general, and administrative expenses as a percentage of net revenues is primarily due to acquired companies having lower expenses as a percentage of sales.

Operating income increased $1.7 million from $912,000 for the three months ended June 30, 1997 to $2.7 million for the three months ended June 30, 1998, reflecting income of the Founding Companies and the acquired companies. As a percentage of net sales, however, operating income decreased from 4.4% in 1997 to 2.5% in 1998.

                     SIX MONTHS ENDED JUNE 30, 1998 AND 1997

    The following table sets forth certain historical financial data for IDG and shows such data as a percentage of net sales for the periods indicated (dollars in thousands):

                                                            SIX MONTHS ENDED JUNE 30,
                                                        -------------------------------
                                                          1998                   1997
                                                        --------                -------
Net Sales                                               $196,401     100.0%     $40,113     100.0%
Cost of Sales                                            151,560      77.2       30,926      77.1
                                                        --------     -----      -------     -----
Gross Profit                                              44,841      22.8        9,187      22.9
Selling, General and Administrative                       40,076      20.4        7,859      19.6
                                                        --------     -----      -------     -----
Operating Income                                        $  4,765       2.4%     $ 1,328       3.3%
                                                        ========     =====      =======     =====

Net sales increased $156.3 million from $40.1 million for the six months ended June 30, 1997 to $196.4 million for the six months ended June 30, 1998. This was primarily due to the contributed revenue of the other eight Founding Companies and the $23.7 million in acquisition revenue during the first two quarters of 1998.

Cost of sales increased $120.7 million from $30.9 million for the six months ended June 30, 1997 to $151.6 million for the six months ended June 30, 1998. The increase in cost of sales as a percentage of net sales is due to the higher cost of sales percentage of the Founding Companies and the acquired companies.

Selling, general, and administrative expenses increased $32.2 million for the six months ended June 30, 1997 from $7.9 million in 1997 to $40.1 million in 1998, again primarily attributable to the effect of the SAB 97 accounting for the Combination and acquisitions. As a percentage of net sales, selling, general, and administrative expenses increased from 19.6% in 1997 to 20.4% in 1998. Expenses included $317,000 of non-recurring expenses related to acquisitions. Excluding these non-recurring expenses, selling, general, and administrative expenses for the six months ended June 30, 1998 were $39.8 million or 20.2% of net revenues. In addition, during 1998, the Company incurred increased professional fees and expenses related to staffing a corporate office and incurred costs related to being a public company. Excluding such corporate expenses, selling, general, and administrative expenses were 19.1% of revenues. The decrease in selling, general, and administrative expenses as a percentage of net revenues is primarily due to these costs being lower as a percentage of net sales for the acquired companies.

Operating income increased $3.4 million from $1.3 million for the six months ended June 30, 1997 to $4.8 million for the six months ended June 30, 1998, reflecting the effects of the Combination and the acquisitions. As a percentage of net sales, however, operating income decreased from 3.3% in 1997 to 2.4% in 1998.

LIQUIDITY AND CAPITAL RESOURCES

    At June 30, 1998, the Company had $5.6 million in cash, $67.5 million of working capital, and $71,000,000 available under its $75,000,000 revolving credit facility with a five-bank syndicate.

    The Company's liquidity position continues to be sufficient to enable the Company to fund its current operations and to fund anticipated internal expansion and acquisitions for at least the current year.

    On an historical basis, net cash (used in) provided by operating activities for the six months ended June 30, 1998 and 1997 was ($366,000) and $899,000, respectively. The change was principally due to acquired working capital. This was partially offset by the amortization, depreciation and net income from the acquired companies.

    On an historical basis, net cash used in investing activities for the six months ended June 30, 1998 and 1997 was ($13,641,000) and ($221,000),
respectively. The change was primarily attributable to cash used for acquisitions.

    On an historical basis, net cash used in financing activities for the six months ended June 30, 1998 and 1997 was ($11,948,000) and ($32,000),
respectively. The change was principally due to repayment of lines of credit of certain acquired companies.

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

ITEM 2.  CHANGES IN SECURITIES

    During the second quarter of 1998, 652,322 shares of common stock were issued to a limited number of persons to acquire five companies owned by such persons, as discussed in Note 3 to the financial statements included in Part I of this Report. Such shares were issued pursuant to section 4(2) of the Securities Act, as amended, and Regulation D promulgated pursuant to the Act.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

Exhibits

     Exhibit 11  -- Computation of Earnings Per Share
     Exhibit 27A -- Financial Data Schedule (for SEC use only)
             27B -- Financial Data Schedule (restatement of prior data)
                    (for SEC use only)

Reports on Form 8-K

The Company filed a Current Report on Form 8-K on June 19, 1998, reporting an
Item 2, Acquisition or Disposition of Assets, relating to the acquisition of L.D. Supply, Inc. The Company intends to file a Form 8-K/A with the historical financial statements of L.D. Supply, Inc. and proforma financial statements of the Company, as required by Item 7 of Form 8-K, by August 18, 1998.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                            INDUSTRIAL DISTRIBUTION GROUP, INC.
                            (Registrant)

  Date:  August 14, 1998   By: /s/  Jack P. Healey
                               -------------------------------------------------
                               Jack P. Healey
                               Senior Vice President and Chief Financial Officer

  Date:  August 14, 1998      /s/   Jack P. Healey
                              --------------------------------------------------
                               Jack P. Healey
                               Senior Vice President and Chief Financial Officer (Principal accounting and Financial Officer)