Form 10-Q
period 1998-09-30
INDUSTRIAL DISTRIBUTION GROUP INC
filed 1998-11-16
CIK 1042351

                                   FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM

                  ____________________ TO ____________________

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

                    2500 Royal Place, Tucker, Georgia 30084
                    ---------------------------------------
             (Address of principal executive offices and zip code)

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

Shares outstanding of the issuer's Common Stock at September 30, 1998:
8,478,180 shares of Common Stock, $0.01 par value share.

                                     INDEX

                      INDUSTRIAL DISTRIBUTION GROUP, INC.

          PART I. Financial Information

             ITEM 1.         Financial Statements (Unaudited)

                             Consolidated Balance Sheets at September 30, 1998 and December 31, 1997

                             Consolidated Statements of Operations for the three months ended September 30, 1998 and
                             1997

                             Consolidated Statements of Operations for the nine months ended September 30, 1998 and
                             1997

                             Consolidated Statements of Cash Flows for the nine months ended September 30, 1998 and
                             1997

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

             ITEM 6.         Exhibits and Reports on Form 8-K

                         PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                      INDUSTRIAL DISTRIBUTION GROUP, INC.
                          CONSOLIDATED BALANCE SHEETS
                        (In thousands except share data)
                                  (Unaudited)
                                    (Note 1)

                                     ASSETS

                                                                                  SEPTEMBER 30,    DECEMBER 31,
                                                                                      1998             1997
                                                                                  -------------    ------------
                                                                                                    *Restated

  CURRENT ASSETS:
 Cash and Cash Equivalents                                                           $  2,464       $ 31,534
 Accounts Receivable, net                                                              55,343         36,099
 Inventory, net                                                                        56,646         42,427
 Prepaid and Other Current Assets                                                      10,008          4,018
                                                                                     --------       --------
   TOTAL CURRENT ASSETS                                                               124,461        114,078

 Property and Equipment, net                                                           15,984          9,910
 Intangible Assets, net                                                                42,892         19,584
 Other Assets                                                                           1,632          2,809
                                                                                     --------       --------
   TOTAL ASSETS                                                                      $184,969       $146,381
                                                                                     ========       ========

   LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
 Short Term Debt                                                                     $ 18,661       $  6,617
 Accounts Payable                                                                      31,397         22,378
 Accrued Compensation                                                                   3,647          2,131
 Other Accrued Liabilities                                                              2,839          3,307
                                                                                     --------       --------
   TOTAL CURRENT LIABILITIES                                                           56,544         34,433

Long-Term Debt                                                                          3,871          5,036
Deferred Income Tax                                                                       285             --
                                                                                        9,192          7,422
Other Long-Term Liabilities                                                          --------       --------
                                                                                       69,892         46,891
    TOTAL LIABILITIES

 STOCKHOLDERS' EQUITY:
 Common Stock, par value $.01 per share, 50,000,000
   shares authorized;  8,484,953 shares issued and 8,478,180                               85             79
   shares outstanding in 1998; 7,880,110 shares issued and outstanding in 1997
                                                                                      100,091         89,298
 Additional Paid-In Capital                                                            14,901         10,113
 Retained Earnings                                                                   --------       --------
                                                                                      115,077         99,490
  Total Stockholders' Equity                                                         --------       --------

                                                                                     $184,969       $146,381
    TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                                         ========       ========



*Restated for acquisitions accounted for under the pooling-of-interests method.

The accompanying notes are an integral part of these financial statements.

                       INDUSTRIAL DISTRIBUTION GROUP, INC
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                       (In thousands, except share data)
                                  (Unaudited)

                                                                                  THREE MONTHS ENDED
                                                                                     SEPTEMBER 30
                                                                              1998                  1997
                                                                           ----------            ----------
                                                                                                 * Restated
      NET SALES.....................................................       $  119,888            $   27,182
      COST OF SALES.................................................           92,268                20,901
                                                                           ----------            ----------
        Gross profit................................................           27,620                 6,281

      SELLING, GENERAL AND ADMINISTRATIVE EXPENSES                             24,559                 5,094
                                                                           ----------            ----------
        Income from operations......................................            3,061                 1,187

      INTEREST EXPENSE..............................................              359                   266

      OTHER INCOME .................................................             (130)                   (6)
                                                                           ----------            ----------


      INCOME BEFORE INCOME TAXES....................................            2,832                   927

      PROVISION FOR INCOME TAXES....................................            1,120                   274
                                                                           ----------            ----------

      NET INCOME....................................................       $    1,712            $      653
                                                                           ==========            ==========

      BASIC EARNINGS PER SHARE......................................       $      .20            $      .31
                                                                           ==========            ==========

      DILUTED EARNINGS PER SHARE....................................       $      .20            $      .30
                                                                           ==========            ==========

      WEIGHTED AVERAGE SHARES OUTSTANDING (Basic)...................        8,463,802             2,112,864
                                                                           ==========            ==========

      WEIGHTED AVERAGE SHARES OUTSTANDING (Diluted).................        8,490,652             2,158,849
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

                       INDUSTRIAL DISTRIBUTION GROUP, INC
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                       (In thousands, except share data)
                                  (Unaudited)

                                                                                   NINE MONTHS ENDED
                                                                                      SEPTEMBER 30
                                                                               1998                   1997
                                                                           -----------            -----------
                                                                                                   * Restated
      NET SALES ......................................                     $   316,289            $    67,295
      COST OF SALES ..................................                         243,828                 51,827
                                                                           -----------            -----------
      Gross profit ...................................                          72,461                 15,468

      SELLING, GENERAL AND ADMINISTRATIVE EXPENSES....                          64,635                 12,953
                                                                           -----------            -----------
      Income from operations .........................                           7,826                  2,515

      INTEREST EXPENSE ...............................                             846                    709

      OTHER INCOME ...................................                            (832)                  (208)
                                                                           -----------            -----------

      INCOME BEFORE INCOME TAXES .....................                           7,812                  2,014

      PROVISION FOR INCOME TAXES .....................                           3,024                    656
                                                                           -----------            -----------

      NET INCOME .....................................                     $     4,788            $     1,358
                                                                           ===========            ===========

      BASIC EARNINGS PER SHARE .......................                     $       .58            $       .80
                                                                           ===========            ===========

      DILUTED EARNINGS PER SHARE .....................                     $       .58            $       .78
                                                                           ===========            ===========

      WEIGHTED AVERAGE SHARES OUTSTANDING (Basic) ....                       8,190,780              1,703,300
                                                                           ===========            ===========

      WEIGHTED AVERAGE SHARES OUTSTANDING (Diluted)...                       8,226,364              1,750,920
                                                                           ===========            ===========

*Restated for acquisitions accounted for under the pooling-of-interests method.

The accompanying notes are an integral part of these financial statements.

                      INDUSTRIAL DISTRIBUTION GROUP, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (In Thousands) (Unaudited)

                                                                                       Nine Months Ended
                                                                                          September 30

                                                                                    1998                1997
                                                                                  --------            --------
                                                                                                      *Restated
  CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income ..........................................................           $  4,788            $  1,314
                                                                                  --------            --------

  Adjustments to reconcile net income to net cash provided by (used in)
    operating activities:
      Depreciation and amortization ...................................              2,377                 285
      Benefit for deferred taxes ......................................               (564)               (227)
      Loss on disposal of equipment ...................................                 31                   6
      Gain on sale of investments .....................................                 (6)                 --
      Changes in operating assets and liabilities:
          Accounts receivable, net ....................................             (2,693)              1,564
          Inventories, net ............................................               (864)              3,251
          Prepaid assets ..............................................             (3,149)               (232)
          Other assets ................................................                (19)                 --
          Accounts payable ............................................             (5,470)             (2,738)
          Accrued compensation ........................................                895                 254
          Deferred loan costs .........................................                (15)                 --
          Other accrued liabilities ...................................             (1,157)             (1,127)
                                                                                  --------            --------
             Total adjustments ........................................            (10,634)              1,036
                                                                                  --------            --------
             Net cash  (used in) provided by operating activities .....             (5,846)              2,350


CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property and equipment, net ............................             (5,513)               (310)
  Proceeds from the sale of property and equipment ....................                175                  --
  Cash paid in acquisitions ...........................................            (19,886)                 --
  Purchase of investments .............................................                 (4)                 --
  Deposits ............................................................                112                  --
  Cash surrender value of life insurance ..............................              1,074                  --
  Payments received on notes payable ..................................                 68                  --
  Cash from acquired  companies .......................................                855               1,851
  Proceeds from sale of investments ...................................                 (3)                 --
  Change in Short term investments ....................................                 13                 948
                                                                                  --------            --------
             Net cash provided by(used in) investing activities .......            (23,109)              2,489
                                                                                  --------            --------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from issuance of long term debt .............................              2,528                 (12)
 Proceeds from issuance of common stock ...............................                269              56,599
 Purchases of  treasury stock .........................................                (91)                 --
 Payments on short term debt ..........................................              6,348             (13,806)
 Payments on long-term debt ...........................................             (9,037)            (11,729)
 Payments on Notes Payable to Related Parties .........................               (128)                (44)
 Adjustments to conform year ends of certain pooled companies .........                 (4)                (14)
                                                                                  --------            --------
             Net cash provided by (used in) financing activities ......               (115)             30,994
                                                                                  --------            --------
NET CHANGE IN CASH AND CASH EQUIVALENTS ...............................            (29,070)             35,833

CASH AND CASH EQUIVALENTS, beginning of period ........................             31,534               1,585
                                                                                  ========            ========

CASH AND CASH EQUIVALENTS, end of period ..............................           $  2,464            $ 37,418
                                                                                  ========            ========

Supplemental Cash Flow Information:
    Cash Paid for Interest ............................................           $    369            $    316
                                                                                  ========            ========


    Cash Paid for Income Taxes ........................................           $  3,409            $     55
                                                                                  ========            ========

*Restated for acquisitions accounted for under the pooling-of- interests method.

The accompanying notes are an integral part of these financial statements

INDUSTRIAL DISTRIBUTION GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS SEPTEMBER 30, 1998

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

The accompanying unaudited interim financial statements of IDG represent B&J (as the SAB 97 financial acquiror) for the three and nine months and the other eight Founding Companies for the seven days ended September 30, 1997. They also represent B&J, the other eight Founding Companies and acquisitions treated as purchases from the date of purchase for the three and nine months ended September 30, 1998. All periods presented give retroactive effect to the results of companies acquired by IDG in business combinations accounted for under the pooling-of-interests method (the "Pooled Companies"). See Note 3.

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

The interim statements should be read in conjunction with the Company's financial statements and notes thereto, included in its annual report on form 10-K, as amended, for the fiscal year ended December 31, 1997, Commission File Number 001-13195.

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

REFCO, Inc., Hawley Industrial Supplies, Inc., New England Group Industrial Distributors, Inc. and Industrial and Tool Suppliers, L.L.C. were acquired in May, 1998. REFCO, Inc., and New England Group Industrial Distributors, Inc., were each acquired for cash and stock. Hawley Industrial Supplies, Inc. and Industrial and Tool Suppliers, L.L.C. were acquired for stock. These acquisitions, except for Hawley, were accounted for using the purchase method of accounting. Under the purchase method of accounting, the

Company's financial statements include their operating results from the date of acquisition. Likewise, goodwill recorded in connection with their acquisition is being amortized on a straight-line basis over 40 years. Hawley was accounted for using the pooling-of-interests method of accounting. The Company's financial statements give retroactive effect to the acquisition of Hawley for all periods presented.

Buford Brothers, Inc. was acquired in May, 1998. This acquisition was accounted for using the purchase method of accounting.

Knox Industrial Supplies acquired in May, 1998, was accounted for using the purchase method of accounting.

L.D. Supply, Inc. was acquired in June, 1998. L.D. Supply was accounted for using the purchase method of accounting.

During the third quarter of 1998, the Company acquired five industrial supply distributors, Cardinal Machinery, Inc., Petry and Morrow, Inc., JM Tool and Supply, Inc., Austin Ford Logan, Inc., and Atlantic Supply, Inc.

Cardinal Machinery, Inc. was acquired in August, 1998. This acquisition was accounted for using the purchase method of accounting.

Petry and Morrow, Inc. was acquired in August, 1998. This acquisition was accounted for using the purchase method of accounting.

JM Tool and Supply, Inc. was acquired in September, 1998. This acquisition was accounted for using the purchase method of accounting.

Austin Ford Logan, Inc. and Atlantic Industrial Supply Co., Inc. were also acquired, effective September 30, 1998, under the purchase method of accounting.


4.   CREDIT FACILITY

In December 1997, the Company entered into a $75,000,000 revolving credit facility with a five-bank syndicate. The facility has a three-year term, bears interest at either the bank's corporate base rate or a Eurodollar rate plus applicable margins, and is secured by a first security interest in the capital stock of the Company's business units. The agreement provides that the facility be used for operations and acquisitions and provides $5,000,000 each for swinglines and letters of credit. There is an annual commitment fee on the unused portion of the facility equal to between 20 and 30 basis points of the average daily unused portion of the aggregate commitment, depending on the indebtedness to adjusted EBITDA ratio, as defined. At September 30, 1998, $17,000,000 was outstanding under this facility at an effective interest rate of 6.35%. The revolving credit facility contains various covenants pertaining to maintenance of certain financial relationships. The Company was in compliance with these covenants as of September 30, 1998.

5.   CAPITAL STOCK

During the third quarter of 1998, the Company redeemed 6,773 shares of its Common Stock from a former shareholder of an acquired company through its employee stock ownership plan.

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

8.   PRO FORMA COMBINED FINANCIAL INFORMATION

The following pro forma combined financial information for the nine months ended September 30, 1998 and 1997 includes the historical results of B&J, the Pooled Companies, the other eight Founding Companies, and all of the acquired companies as if the transactions had occurred on January 1. This pro forma combined financial information includes the effects of (a) the acquisitions;
(b) the offering; (c) amortization of goodwill resulting from the acquisitions;
(d) elimination of interest expense for the debt that was paid from the offering proceeds; and (e) provision for income taxes at 40%, even though several of the acquired companies had a Chapter S corporate tax status.

The earnings per share amounts are based on 8,478,180 and 8,478,180 common shares deemed to be outstanding for the periods ended September 30, 1998 and 1997 respectively. The net income amounts include estimates of the federal and state taxes that would have been applicable to the Company had the acquisitions occurred at the beginning of the period. The underlying tax rates differ from statutory federal and state rates primarily because amortization of goodwill related to the acquisitions is not deductible for tax purposes.

The pro forma combined financial information does not purport to represent what the Company's financial position or results of operations would actually have been if such transactions and events in fact had occurred on those dates or to project the Company's results of operations for any future period. (Amounts are in thousands, except for per share amounts.)

                                      NINE MONTHS ENDED
                                        SEPTEMBER 30,
                                ---------------------------
                                    1998             1997
                                ---------------------------

  Net Sales                     $    390,370    $   362,057
                                ------------    -----------

  Net Income                    $      5,579    $     3,804
                                ============    ===========

  Earnings per Share            $        .66    $       .45
                                ============    ===========

ITEM. 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    Under SAB 97, B&J was designated as the financial acquiror in the Company's acquisition and combination of the nine Founding Companies (the "Combination"). The consolidated financial statements of B&J are deemed to be the historical financial statements of the Company for purposes of all SEC reporting. Accordingly, the Company must include in this management's discussion and analysis a discussion that is based on those financial statements. As discussed in Note 1 of the Company's unaudited interim financial statements, such financial statements reflect the results of the Company for the three and nine months ended September 30, 1998, while reflecting the results of only B&J and the Pooled Companies for the three and nine months and the other eight Founding companies for the seven days ended September 30, 1997. Accordingly, management has also included herein its discussion and analysis of certain information on a combined basis that includes the Company, all nine Founding Companies, and the Pooled Companies, as a whole, in order to provide other important information with respect to the Company in light of certain effects of the Combination and these acquisitions.
The following discussion has been organized on that basis.

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

RESULTS OF OPERATIONS - COMBINED

    The combined financial information for the three and nine months ended September 30, 1998 and 1997 discussed in this subsection includes the operating results of (i) the Company for the three and nine months ended September 30, 1998 and (ii) B&J together with the results of the other eight Founding Companies and the Pooled Companies on a combined basis for the three and nine months ended September 30, 1997. These combined operating results may not be indicative of the Company's post-Combination results of operations for several reasons. The Founding Companies and the Pooled Companies operated as separate privately owned entities until the closing of the Combination or the Pooled Companies' acquisitions, as appropriate. Until that time, their results of operations reflect varying tax structures, which in turn have influenced other matters such as owners' compensation. Accordingly, selling, general, and administrative expenses may not be comparable among the companies. In addition, as a result of the Combination, the Company has new senior management, has incurred implementation costs of the Combination, and is incurring amortization expenses from the goodwill associated with the Combination. Moreover, for 1997 the combined operating results do not represent combined results of operations presented in accordance with generally accepted accounting principles, but are only summations of the respective line items from historical information of the individual Founding Companies and the Pooled Companies.

    The Company anticipates that, in the future, it will realize savings from several sources as a result of the Combination, including (i) increased volume discounts and rebates from vendors, (ii) consolidation of certain administrative functions, and (iii) the reduction in interest payments related to the repayment of certain former Founding Company and acquired company debt; and (iv) its ability to borrow at lower interest rates than the Founding Companies and acquired companies. These savings will be offset, to some extent, by costs related to the Company's new senior management and costs associated with being a public company. No such anticipated effect is reflected in the following information or discussion for the three and nine months ended September 30, 1997. Any such effect that has been realized as of September 30, 1998 is reflected in the following information and discussion.

                 THREE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997

    The following table sets forth certain selected financial data and shows such data as a percentage of net sales for the periods indicated (dollars in thousands):

                                                                           THREE MONTHS ENDED SEPTEMBER 30,
                                                                         ----------------------------------
                                                                           1998                      1997
                                                                         --------                  --------
  Net Sales                                                              $119,888        100.0%    $ 85,586        100.0%
  Cost of Sales                                                            92,268         77.0       66,199         77.3
                                                                         --------        -----     --------        -----
  Gross Profit                                                             27,620         23.0       19,387         22.7
  Selling, General and Administrative                                      24,555         20.5       16,703         19.5
                                                                         --------        -----     --------        -----
  Operating Income                                                       $  3,061          2.6%    $  2,684          3.1%
                                                                         ========        =====     ========        =====

Net sales increased $34.3 million or 40.1% from $85.6 million for the three months ended September 30, 1997 to $119.9 million for the three months ended September 30, 1998. Acquisitions accounted for $32.7 million of the increase. In addition, the nine Founding Companies experienced a 2.2% internal growth rate over 1997. This increase was a result of increased integrated supply and other specialized services contract sales. The Company was adversely effected by the General Motors strike but that has been concluded and there should not be a continuing effect. The Asian monetary crisis and the slowing in the rate of growth of the manufacturing segment of the economy continue to affect the Company. The Company experienced delays and slowing of orders from certain customers whose operations were impacted more directly and severly by these events. The Company will continue to monitor these trends carefully.

Cost of sales increased $26.1 million or 39.4% from $66.2 million for the three months ended September 30, 1997 to $92.3 million for the three months ended September 30, 1998. As a percentage of net sales, cost of sales decreased from 77.3% in 1997 to 77.0% in 1998. The decrease in cost of sales as a percentage of net sales is due to a change in product mix resulting primarily from acquisitions.

Selling, general, and administrative expenses increased $7.9 million or 47.0% for the three months ended September 30, 1997 from $16.7 million in 1997 to $24.6 million in 1998. As a percentage of net sales, selling, general, and administrative expenses increased from 19.5% in 1997 to 20.5% in 1998. During 1998, the Company incurred increased professional fees and expenses related to staffing a corporate office and incurred costs related to being a public company. Excluding corporate expenses, selling, general, and administrative expenses were 19.1% of net revenues for the quarter ended September 30, 1998. Part of the decrease in expenses is a result of the companies using the existing infrastructure to support increased sales during the three months ended September 30, 1998 as compared to the same period in 1997. Also, the decrease in expenses as a percent of net sales is a result of the acquired companies have lower selling, general, and administrative expenses as a percentage of net revenues.

Operating income increased $377,000 or 14.0% from $2.7 million for the three months ended September 30, 1997 to $3.1 million for the three months ended September 30, 1998. As a percentage of net sales, operating income decreased from 3.1% in 1997 to 2.6% in 1998.

                 NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997

    The following table sets forth certain selected financial data and shows such data as a percentage of net sales for the periods indicated (dollars in thousands):

                                                         NINE MONTHS ENDED SEPTEMBER 30,
                                                     ------------------------------------
                                                       1998                        1997
                                                     --------                    --------
  Net Sales                                          $316,289        100.0%      $246,246        100.0%
  Cost of Sales                                       243,828         77.1        189,878         77.1
                                                     --------        -----       --------        -----
  Gross Profit                                         72,461         22.9         56,368         22.9
  Selling, General and Administrative                  64,635         20.4         48,705         19.8
                                                     --------        -----       --------        -----
  Operating Income                                   $  7,826          2.5%      $  7,663          3.1%
                                                     ========        =====       ========        =====

Net sales increased $70.0 million or 28.4% from $246.2 million for the nine months ended September 30, 1997 to $316.3 million for the nine months ended September 30, 1998. Acquisitions contributed $53.8 million in revenues for the period. The nine Founding Companies experienced a 7.7% internal growth rate over 1997.

Cost of sales increased $54.0 million or 28.4% from $189.9 million for the nine months ended September 30, 1997 to $243.9 million for the nine months ended September 30, 1998. The cost of sales increase is due to the increase in net sales. As a percentage of net sales, however, cost of sales remained at 77.1% for the nine months ended September 30, 1998.

Selling, general, and administrative expenses increased $15.9 million or 32.7% for the nine months ended September 30, 1997 from $48.7 million in 1997 to $64.6 million in 1998. As a percentage of net sales, selling, general, and administrative expenses increased from 19.8% in 1997 to 20.4% in 1998. The increase included $317,000 of non-recurring expenses related to acquisitions. Excluding these non-recurring expenses, selling, general, and administrative expenses for the nine months ended September 30, 1998 were $64.3 million or 20.3% of net revenues. In addition, during 1998, the Company incurred increased professional fees and expenses related to staffing a corporate office and incurred costs related to being a public company. Excluding non-recurring expenses and corporate expenses, selling, general, and administrative expenses were 19.2% of net revenues for the nine months ended September 30, 1998. Part of the decrease in selling, general, and administrative expenses is a result of the companies using the existing infrastructure to support increased sales during the nine months ended September 30, 1998 as compared to the same period in 1997. The acquired companies have lower selling, general, and administrative expenses as a percentage of net revenues.

Operating income increased $163,000 or 2.1% from $7.7 million for the nine months ended September 30, 1997 to $7.8 million for the nine months ended September 30, 1998. As a percentage of net sales, operating income decreased from 3.1% in 1997 to 2.5% in 1998.

RESULTS OF OPERATIONS -- HISTORICAL

                 THREE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997

    The following table sets forth certain historical financial data for IDG and shows such data as a percentage of net sales for the periods indicated (dollars in thousands):

                                                                                    THREE MONTHS ENDED SEPTEMBER 30
                                                                                  -----------------------------------
                                                                                    1998                      1997
                                                                                  --------                  --------
  Net Sales                                                                       $119,888       100.0%     $ 27,182       100.0%
  Cost of Sales                                                                     92,268        77.0        20,901        76.9
                                                                                  --------       -----      --------       -----
  Gross Profit                                                                      27,620        23.0         6,281        23.1
  Selling, General and  Administrative                                              24,559        20.5         5,094        18.7
                                                                                  --------       -----      --------       -----
  Operating Income                                                                $  3,061         2.6%     $  1,187         4.4%
                                                                                  ========       =====      ========       =====

Net sales increased $92.7 million or 341.1% from $27.1 million for the three months ended September 30, 1997 to $119.9 million for the three months ended September 30, 1998. This was primarily due to the contributed revenue of the other eight Founding Companies following the Combination on September 24, 1997. In addition, acquisitions accounted for $32.7 million in revenue.

Cost of sales increased $71.4 million from $20.9 million for the three months ended September 30, 1997 to $92.3 million for the three months ended September 30, 1998. As a percentage of net sales, cost of sales increased from 76.9% in 1997 to 77.0% in 1998. This reflects the effect of the Founding Companies and the acquired companies, which have a higher cost of sales percentage than B&J and the Pooled Companies.

Selling, general, and administrative expenses increased $19.5 million for the three months ended September 30, 1997 from $5.1 million in 1997 to $24.6 million in 1998, primarily attributable to the effect of the SAB 97 accounting for the Combination and acquisitions. As a percentage of net sales, selling, general, and administrative expenses increased from 18.7% in 1997 to 20.5% in 1998. In addition, during 1998, the Company incurred increased professional fees and expenses related to staffing a corporate office and incurred costs related to being a public company. Excluding corporate expenses, selling, general, and administrative expenses were 19.1% of revenues.

Operating income increased $1.9 million from $1.2 million for the three months ended September 30, 1997 to $3.1 million for the three months ended September 30, 1998. The increase reflects income of the Founding Companies and the acquired companies. As a percentage of net sales, however, operating income decreased from 4.4% in 1997 to 2.6% in 1998.

                 NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997

    The following table sets forth certain historical financial data for IDG and shows such data as a percentage of net sales for the periods indicated (dollars in thousands):

                                                               NINE MONTHS ENDED SEPTEMBER 30
                                                              ---------------------------------
                                                                1998                     1997
                                                              --------                 --------
  Net Sales                                                   $316,289       100.0%    $ 67,295       100.0%
  Cost of Sales                                                243,828        77.1       51,827        77.0
                                                              --------       -----     --------       -----
  Gross Profit                                                  72,461        22.9       15,468        23.0
  Selling, General and Administrative                           64,635        20.4       12,953        19.2
                                                              --------       -----     --------       -----
  Operating Income                                            $  7,826         2.5%    $  2,515         3.7%
                                                              ========       =====     ========       =====


Net sales increased $249.0 million from $67.3 million for the nine months ended September 30, 1997 to $316.3 million for the nine months ended September 30, 1998. This was primarily due to the contributed revenue of the other eight Founding Companies and the $53.8 million in acquisition revenue during the first three quarters of 1998.

Cost of sales increased $192.0 million from $51.8 million for the nine months ended September 30, 1997 to $243.8 million for the nine months ended September 30, 1998. As a percentage of net sales, cost of sales increased from 77.0% in 1997 to 77.1% in 1998. Selling, general, and administrative expenses increased $51.6 million for the nine months ended September 30, 1997 from $13.0 million in 1997 to $64.6 million in 1998, again primarily attributable to the effect of the SAB 97 accounting for the Combination and acquisitions. As a percentage of net sales, selling, general, and administrative expenses increased from 19.2% in 1997 to 20.4% in 1998. Expenses included $317,000 of non-recurring expenses related to acquisitions. Excluding these non-recurring expenses, selling, general, and administrative expenses for the nine months ended September 30, 1998 were $64.3 million or 20.3% of net revenues. In addition, during 1998, the Company incurred increased professional fees and expenses related to staffing a corporate office and incurred costs related to being a public company. Excluding such corporate expenses, selling, general, and administrative expenses were 19.2% of revenues. The decrease in selling, general, and administrative expenses as a percentage of net revenues is primarily due to these costs being lower as a percentage of net sales for the acquired companies.

Operating income increased $5.3 million from $2.5 million for the nine months ended September 30, 1997 to $7.8 million for the nine months ended September 30, 1998, reflecting the effects of the Combination and acquisitions. As a percentage of net sales, however, operating income decreased from 3.7% in 1997 to 2.5% in 1998.

LIQUIDITY AND CAPITAL RESOURCES

    At September 30, 1998, the Company had $2.5 million in cash, $67.9 million of working capital, and $58 million available under its $75 million revolving credit facility with a five-bank syndicate.

    The Company's liquidity position continues to be sufficient to enable the Company to fund its current operations and to fund anticipated internal expansion and acquisitions for at least the current year.

    On an historical basis, net cash (used in) provided by operating activities for the nine months ended September 30, 1998 and 1997 was ($5.8 million) and $2.4 million respectively. The change was principally due to acquired working capital. This was partially offset by the amortization, depreciation and net income from the acquired companies.

    On an historical basis, net cash (used in) provided by investing activities for the nine months ended September 30, 1998 and 1997 was ($23.1 million) and $2.5 million, respectively. The change was primarily attributable to cash used for acquisitions.

    On an historical basis, net cash (used in) provided by financing activities for the nine months ended September 30, 1998 and 1997 was ($115 thousand) and $31 million, respectively. These changes were principally due to repayment of lines of credit of certain acquired companies and the borrowing of fund for acquisitions.

YEAR 2000

    The Company has hired outside consultants to asses the impact of Year 2000 on its information technology ("IT") systems and its non-systems IT functions and process involving embedded chip technology. In addition, the Company hired in August 1998 a Chief Information Officer to direct its IT functions and activities, including spearheading its Year 2000 inventory and correction efforts.

    All inventories of IT systems of the Company as of September 30, 1998 are substantially complete and in process of being validated. The Company found date deficiencies in the IT systems of several of its subsidiaries, and has replaced one system and is in the process of replacing the other deficient systems. The Company is conducting an inventory of its non-systems IT functions and processes. Overall, project plans call for the completion of the correction of Year 2000 problems in both IT systems and non-systems IT functions and processes of the Company during 1999. The Company has surveyed its banks, payroll, and benefits vendors and administrators to determine the status of their Year 2000 compliance programs and has received (or reasonably expects to receive) written representations from those vendors that their systems will be Year 2000 compliant. In addition, the Company is in the process of surveying customers with whom it engages in electronic commerce ("e-commerce") to determine the status of their Year 2000 compliance programs.

    The Company currently believes that its most reasonably likely worst case Year 2000 scenario is the inability of its IT system to interface with the IT systems of its subsidiaries or its customers with whom it engages in e-commerce. In the first scenario, the Company's ability to effectively consolidate the affected subsidiary's financial condition and results of operations with the

Company's other subsidiaries could result in incomplete financial reporting. In the second scenario, the Company's manner of receiving orders from customers that order electronically would be adversely affected.

    The Company is developing contingency plans to ensure that it can address aspects of these and other of its operations systems that could be affected by Year 2000 issues. For example, should the Company's customers' e-commerce systems fail to integrate with the Company's systems due to date deficiencies or should the Company's IT links to its subsidiaries be disrupted, the Company will utilize telephone or facsimile communication.

    Based on the Company's Year 2000 work to date, the Company's total costs (historical plus estimated future costs) of addressing Year 2000 issues are currently estimated to be in the range of $250 thousand to $500 thousand, of which less than $100 thousand has been incurred. Such amounts do not include the purchase and implementation by the Company of an enterprise-wide IT system, expected to be complete in 1999, which the Company expects to be Year 2000 compliant. The Company's purchase of the enterprise-wide systems is part of its continuing effort to implement system-wide controls and efficiencies and standardize processes, rather that being a result of Year 2000 issues.

    For further discussion regarding the Year 2000, see disclosure under "Risk Factors" in the Company's Form 10-k as amended for the year ended December 31, 1997.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

                           PART II. OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

    See the Company's Annual Report on Form 10-K as amended for the fiscal year ended December 31, 1997, Commission File No. 001-13195, previously filed with the Commission, regarding certain legal proceedings in which the Company is involved.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

Exhibits

    Exhibit  11  -- Computation of Earnings Per Share
    Exhibit  27A -- Financial Data Schedule (for SEC use only)

Reports on Form 8-K

The Company filed a Current Report on Form 8-K on June 19, 1998, reporting an
Item 2, Acquisition or Disposition of Assets, relating to the acquisition of L.D. Supply, Inc. Subsequently, the Company filed a Form 8-K/A with the historical financial statements of L.D. Supply, Inc. and proforma financial statements of the Company, as required by Item 7 of Form 8-K, on August 18, 1998. In addition, the Company filed Form 8-K with restated financial statements, reporting under Item 5 dated September 16, 1998.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        INDUSTRIAL DISTRIBUTION GROUP, INC.
                                        (Registrant)

Date:  November 13, 1998              By: /s/ Jack P. Healey
                                          ---------------------------------------------------
                                          Jack P. Healey
                                          Senior Vice President and Chief Financial Officer


Date:  November 13, 1998                  /s/ Jack P. Healey
                                          ---------------------------------------------------
                                          Jack P. Healey
                                          Senior Vice President and Chief Financial Officer
                                          (Principal Accounting and Financial Officer)