Form 10-K405
period 1998-12-31
INDUSTRIAL DISTRIBUTION GROUP INC
filed 1999-03-31
CIK 1042351

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

                       FOR ANNUAL AND TRANSITION REPORTS
                     PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1998

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from ______ to __________

                         Commission File No. 001-13195

                      INDUSTRIAL DISTRIBUTION GROUP, INC.
             (Exact name of Registrant as specified in its charter)

         DELAWARE                                            58-2299339
--------------------------------                         -------------------
 (State or other jurisdiction                             (I.R.S. Employer
of incorporation or organization)                        Identification No.)

         950 EAST PACES FERRY ROAD, SUITE 1575, ATLANTA, GEORGIA 30326
         -------------------------------------------------------------
              (Address of principal executive offices) (Zip Code)

       Registrant's telephone number, including area code: (770) 243-9000

Securities registered pursuant to Section 12(b) of the Act:

         Title of Each Class                         Name of each exchange on which registered
         -------------------                         -----------------------------------------

Common Stock, Par Value $0.01 Per Share              New York Stock Exchange
---------------------------------------              -----------------------------------

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
         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10K. [X]

         The aggregate market value of the voting stock held by nonaffiliates (which for purposes hereof are all holders other than executive officers and directors) of the Registrant as of March 1, 1999 is $50,094,043 (based on 7,490,698 shares held by nonaffiliates at $6 11/16 per share, the last sales price on the NYSE on February 26, 1999).

         At March 1, 1999, there were issued and outstanding 8,496,873 shares of Common Stock, par value $0.01 per share, outstanding.


                      DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the Registrant's definitive Proxy Statement for the 1999 Annual Meeting of Stockholders, to be filed with the Commission, are incorporated by reference into Part III.

                                     PART I

ITEM 1.  BUSINESS.

BACKGROUND AND GENERAL

         Industrial Distribution Group, Inc. (the "Company" or "IDG") was formed in February 1997 to create a leading, nationwide supplier of cost-effective, flexible procurement solutions for manufacturers and other users of maintenance, repair, operating, and production ("MROP") products. The Company distributes a full line of industrial MROP products, emphasizing its specialized expertise in product applications. The Company's principal product categories include abrasives, cutting tools, hand and power tools, coolants, lubricants, and adhesives. Utilizing its proprietary computerized Supply Management System, the Company's application and product specialists are able to analyze a customer's acquisition, possession, and application processes for MROP supplies in order to design programs to streamline the processes and reduce associated costs. Such programs may include improving a customer's production and procurement processes, standardizing MROP products, reducing the number of suppliers, or developing integrated supply arrangements that outsource to the Company some or all of a customer's MROP procurement and management functions.

         In September 1997, IDG completed its initial public offering of Common Stock and, at the same time, acquired the following nine industrial distribution companies: Associated Suppliers, Inc., B&J Industrial Supply Company, Cramer Industrial Supplies, Grinding Supplies Company, J.J. Stangel Company, Shearer Industrial Supply Company, Slater Industrial Supply Company, The Distribution Group, Inc. ("TDG") (formerly known as Industrial Distribution Group, Inc.), and Tri-Star Industrial Supply, Inc., collectively referred to as the "Founding Companies". Through December 31, 1998, the Company completed the acquisition of 17 additional companies: Continental Air Tool, Inc., Northern Tool & Supply, Inc., E.C. Blackstone Company, Refco, Inc., Hawley Industrial Supplies, Inc., The New England Group Industrial Distributors, Inc., Industrial & Tool Suppliers, LLC, Buford Bros., Inc., Knox Industrial Supplies, Inc., L D Supply, Inc., Cardinal Machinery, Inc., Petry & Morrow, Inc., JM Tool & Supply, Inc., Austin Ford Logan, Inc., Atlantic Industrial Supply, Inc., R.F. Ker Co., Inc., and The Innovative Distributor Group, Inc.

         The Company intends to establish a nationwide presence, with MROP product and service capability in all or most of the top 75 U. S. industrial markets. Currently, the Company has 78 operating locations in 72 cities, which include 37 of the top 75 U.S. industrial markets, along with two small facilities abroad. The Company's more than 43,000 customers include a diverse group of major national and international corporations, including AlliedSignal, Black & Decker, Boeing, Chrysler, General Motors, Hoechst Celanese, PPG Industries, and Shell Oil, as well as small and large local and regional businesses. On a pro forma combined basis, the Company had net sales of approximately $437.6 million for the year ended December 31, 1998.

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

         The Company estimates that the size of the market for industrial MROP products in which it participates primarily is approximately $70 billion annually. However, the entire U.S. MROP market is estimated to be in excess of $175 billion annually, and includes electrical, PVF (pipes, valves, and fittings), power transmission, and other product categories in which the Company participates to a lesser extent. This larger market is highly fragmented, with the 50 largest distributors (all of which have annual sales over $105 million) accounting for less than 18% of the market.

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

BUSINESS STRATEGIES

         The Company believes that it has the size, scale of operations, and resources necessary to compete effectively in the evolving MROP supply industry. The Company's size and scale of operations allow it to benefit from high volume purchasing, attract the highly skilled personnel required to deliver enhanced levels of service, and realize internal operating efficiencies. The Company's resources and product knowledge enable it to offer a comprehensive product line and invest in sophisticated inventory management and control systems needed to support its enhanced levels of customer service. Moreover, management believes that the Company's overall position enhances its ability to implement its acquisition strategy in the consolidating and fragmented MROP industry.

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

         Flexible Procurement Solutions; Integrated Supply. The Company believes the key to serving customers in the changing MROP market is the ability to design and implement customized flexible procurement solutions for acquiring, possessing, and applying MROP products to satisfy each customer's particular needs and achieve its cost reduction objectives. The spectrum of services necessary to deliver such solutions is broad. For customers who are not yet prepared to outsource their entire MROP procurement and management functions, the Company provides a range of options from which customers may select the appropriate types and level of service. For customers who desire total procurement solutions designed and implemented through a single distributor, the Company offers its "fully integrated supply" programs, which permit customers to outsource to the Company the entire MROP procurement and management function, including ownership by the Company of inventory in the customer's on-site MROP supply room (or "tool crib"). The Company's services include, as needed by the customer: assessing a customer's total procurement costs for its MROP requirements (comprised of product ordering, carrying, management, administrative, and other overhead costs); re-engineering procurement and production processes; standardizing products; reducing the number of distributors, with a corresponding reduction in purchase orders and invoices processed by customers; reducing the numbers of products used by the customer; acquiring supplies on an "on-time" basis; managing and supplying MROP items using the Supply Management System and InnoSource System, the Company's proprietary software for the management of integrated supply sites; managing and staffing customers' tool cribs; bar coding products in tool cribs to facilitate ordering and to track and control consumption by employee, product, or cost center; and generating a variety of customer-designed management reports.

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

         Superior Customer Service. Providing superior quality and a comprehensive range of MROP services to customers is the IDG hallmark. As part of its commitment to customer service, the Company emphasizes quality assurance in all phases of its operations. The Company's sales and service personnel receive ongoing periodic training in TQM ("total quality management") and other team management skills to assure such quality performance. IDG also will seek certification under the International Standards Organization ("ISO") 9002 standards for distribution with respect to its principal locations and expects to make such certification a Company-wide objective for all future principal locations. Currently, 10 of the Company's 25 operating subsidiaries are ISO 9002 certified.

         Commitment to Technology. The Company's proprietary computerized systems, including the Supply Management System, the InnoSource System and its internal management and information systems, will be instrumental in delivering high quality customer service and in reducing the Company's operating costs. The Supply Management System and the InnoSource System are designed to allow a customer to order products directly from the Company, set internal purchase control limits for its personnel, coordinate the management of MROP items within its tool cribs, run customized reports, and perform numerous other functions that facilitate the procurement process or reduce its costs. The Company is currently implementing enterprise resource planning software ("ERP"). When fully implemented, the Company's ERP system will track all of its products nationwide and will enable a customer and the Company's sales personnel anywhere to determine the availability of products in stock on a real time basis and to evaluate alternative products and pricing. The Company is committed to continually assessing and implementing technological innovations that will enhance its ability to serve customers and improve its operating results. The Company will seek to use technology to reduce its order processing and receiving costs, by means such as product bar coding, electronic funds transfer ("EFT"), electronic data interchange ("EDI"), and vendor managed inventory ("VMI") modules to facilitate on-time procurement of products, without the administrative expense and inconveniences of the traditional exchange of purchase orders and invoices.

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

         Acquisitions in Select Geographic Markets. The Company's acquisitions program seeks to take advantage of consolidation opportunities within the highly fragmented industrial MROP market. The Company is focusing primarily on MROP markets in the United States, both to expand within its existing markets and to enter major markets where the Company does not presently operate. The Company will continue to seek to acquire successful MROP distribution and related businesses that are large enough to establish a significant initial presence and to provide for future Company expansion in the particular strategic market. The Company will continue to seek to retain the management of acquired businesses.

         "Hub and Spoke" Expansion Strategy. The Company is utilizing a "hub and spoke" approach both for acquisitions and internal expansion. In establishing a "hub" location, the Company generally assesses both the volume of MROP utilization in the geographic area and the ready availability of transportation and warehouse facilities to permit the Company to develop and support smaller operations in surrounding regions through centralization of some functions at the hub location. Upon establishing a hub, the Company seeks to acquire or open additional smaller operations, or "spokes", in the surrounding geographic area to increase market penetration or capitalize on operating efficiencies available through the hub.

         Expansion into International Markets. The Company believes that the consolidation and outsourcing trends that provide growth opportunities in the United States offer comparable opportunities in international markets. The Company currently extends its offering of flexible procurement solutions to foreign manufacturing facilities of its domestic customers to develop a base for potentially expanded international operations. The Company has been active in the People's Republic of China since 1988, establishing sales offices in Beijing (1994) and Shanghai (1996), and in Mexico since 1997. During 1998, the Company expanded its capabilities in Shanghai to offer a greater variety of services and expand its customer base.

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

         Some customers may require nearly the entire spectrum of services -- a so-called "fully integrated supply" relationship, where the Company essentially forms a strategic alliance with the customer to procure, manage, and apply MROP products at the customer's site and, in many cases, to share the benefits of the cost reductions achieved. The Company's fully integrated supply relationships, which are not standardized and vary from customer to customer, usually include licensing IDG's proprietary Supply Management System to the customer; gaining access to plant floors to re-engineer procurement and production processes and standardize MROP products; coordinating the purchase of multiple MROP product lines; providing consolidated invoices and customized management reports via a direct network link to customers; and managing and staffing tool cribs. In addition, in a fully integrated supply relationship, the Company, rather than the customer, generally owns the inventory in the tool crib. The Company believes that the nature of integrated supply relationships will continue to evolve, and it will seek to maintain the capability to provide whatever level of integration its customers may require over time.

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

         For customers that require less comprehensive flexible procurement solutions, the Company can design and implement special arrangements to provide those services needed by the customer. In addition to selections from the services described for fully integrated supply arrangements, these specialized services may include any one or more of the following: providing consolidated billing for MROP products and computerized management reports to customers regarding purchases and inventory levels; installing computer software and hardware to implement an EDI system to enable the customer to order products from its own location electronically without contacting the Company by telephone or facsimile; and bar coding products in a customer's tool crib to control inventory and track consumption by product, employee, or cost center. Other services, as needed to respond to a particular customer's MROP requirements, can be designed and implemented to achieve the desired solution.

         At December 31, 1998, the Company had in place 22 fully integrated supply arrangements with customers covering 29 sites, and arrangements for flexible procurement solution services with over 250 customers.

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

         The following table sets forth the MROP products offered by the Company, based on the Industrial Distribution Association product categories, describes typical products in each category, and presents the percentage of the Company's aggregate revenues from sales of the product category for 1998:

                                                                                                             % of
                                                                                                          Aggregate
Product Category                                             Typical Products                              Revenue
----------------                                             ----------------                              -------

Cutting Tools...............................      Drills, Taps, Carbide Tools, End Mills                    23.7%
Abrasives...................................      Grinding Wheels, Sanding Belts, Discs, Sheets             15.9%
                                                    or Rolls
Hand Tools..................................      Wrenches, Socket Sets, Screw Drivers,                      8.0%
                                                    Hammers
Power Tools.................................      Air and Electric Drills, Air Compressors,                  7.3%
                                                    Impact, Wrenches, Screwdrivers
Maintenance Equipment &  Supplies...........      Hydraulic Tools, Paint, Lubrication Equipment              6.6%
Coolants, Lubricants, and Adhesives.........      Metal Cutting Coolants, Aerosols, Industrial               5.3%
                                                    Adhesives
Machinery...................................      Metal Removal Equipment, Metal Forming                     4.5%
                                                    Equipment
Safety Products.............................      Gloves, Signs, Absorbents, Glasses                         3.3%
Machine Tools & Accessories.................      Milling Machines, Work Holding Vises, Tool                 2.8%
                                                    Holders
Material Handling Equipment.................      Hosts, Slings, Chain, Shelving, Casters                    2.7%
Power Transmission Equipment................      Belts, Drives, Bearings, Gears, Pulleys                    2.3%
Saw Blades..................................      Band, Hack, Hole, Jig Saw Blades                           2.0%
Fasteners...................................      Socket Screws, Hex Screws, Anchors                         1.6%
Tapes.......................................      Masking, Filament and Duct Tape                            1.5%

                                                                                                            % of
                                                                                                          Aggregate
Product Category                                            Typical Products                               Revenue
----------------                                            ----------------                              -------

Contractor Supplies.........................      Power-Actuated Tools, Ladders, Shovels                     1.2%
Quality Control Products....................      Electronic Calipers, Micrometers                           1.2%
Fluid Power.................................      Hydraulic and Pneumatic Valves, Cylinders                  1.1%
Tool & Die Supplies.........................      Ground Stock, Drill Rod, Die Sets                          1.1%
Electrical..................................      Fuses, Electrical Switches, Controls                       1.0%
Industrial Hose.............................      Air Hose, Water Hose                                       0.9%
OEM Assembly Port...........................      Gaskets, Springs, Assembly Plates                          0.9%
Brushes.....................................      Wire Wheel, Floor Brooms                                   0.7%
Welding Equipment & Supplies................      Welders, Weld Rod                                          0.4%
Industrial Pipe, Valves & Fittings..........      Pipes, Valve, Fittings                                     0.4%
Metal Goods.................................      Angle Iron, Conduit                                        0.1%
Other Products..............................      Special Order Items and Miscellaneous                      3.5%
                                                                                                           -----
   Total                                                                                                   100.0%

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

         The Company obtains its products from approximately 24,000 vendors. During 1998, only one vendor provided as much as 10% of the products sold by the Company . The Company believes it is not materially dependent on any one vendor or small group of vendors.

         The Company ships products anywhere in the world in the time frame required by the customer. To facilitate such "on time" delivery of the Company's products, the Company stores its stock MROP products primarily in warehouses at various locations across the United States.

CUSTOMERS

         The Company's customers, who number over 43,000, include a broad range of industrial, commercial, and institutional users of MROP products, from one-person machine shops to national and multinational corporations such as AlliedSignal, Black & Decker, Boeing, Chrysler, General Motors, Hoechst Celanese, PPG Industries, and Shell Oil. For 1998, the Company sold products to over 1,700 customers who purchased at least $50,000 of products, and no single customer accounted for as much as 5% of the Company's net sales.

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

SALES AND MARKETING

         The Company has approximately 310 outside sales representatives, 327 inside sales/customer service representatives, and 30 application and product specialists. Most of the inside sales/customer service representatives support the outside sales representatives and are responsible for certain types of customer service contacts and order entry. The application and product specialists call on designated customers and are responsible for designing and presenting the Company's flexible procurement solutions to those customers and providing technical support with respect to certain products. These specialists are highly trained individuals who build relationships with customers and assist them in reducing total procurement costs and improving production processes. Once the Company's internal operating systems are integrated, its entire sales force will have access to customers' historic product preferences, order values, and inventory levels for all of the products stocked by the Company. The sales force will also be able to access billing information and plant and industry information, and to input product orders. The Company has invested significant resources in developing these sales force automation systems and databases. The databases will be a key component of the Company's marketing strategy and can offer the Company an ongoing competitive advantage in increasing sales to existing customers and attracting new customers.

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

MANAGEMENT INFORMATION SYSTEMS

         The Company will procure, develop, maintain, and utilize computerized management and information systems, including its new ERP system and its proprietary Supply Management System and InnoSource System for customer product procurement and management. Both of these systems are important elements of the Company's ability to meet customers' requirements for increasing levels of individualized total MROP procurement solutions and also to achieve the Company's desired level of operating efficiencies. The Company utilizes its proprietary Supply Management System in providing flexible procurement solutions for customers. The new ERP system will allow management of key functions, including communication links between warehouse and sales offices, inventory and accounts receivable management, purchasing, pricing, sales and distribution, and the preparation of periodic operating control reports that provide concise and timely information regarding key aspects of its business.

         The Company's new ERP system will be connected to all of the Company's facilities by frame relay wide area network. This system will operate in real-time and will allow each warehouse and sales center to share information and monitor daily progress relating to sales activities, credit approval, inventory levels, stock balancing, vendor returns, order fulfillment, and other measures of performance. In addition, the Company's systems will enable it to automatically purchase inventory from certain vendors based on projected customer ordering models.

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

PERSONNEL

         The Company had approximately 1,465 full-time and 45 part-time associates as of December 31, 1998. Eleven of the Company's associates are employed pursuant to a collective bargaining agreement with local unions affiliated with the International Brotherhood of Teamsters. Management believes that the subsidiary that has been employing these persons pursuant to that contract enjoys good relations with these associates, and has not experienced work stoppages. Management believes the Company's relations with all of its associates is good.

EXECUTIVE OFFICERS OF THE REGISTRANT

        Certain information regarding the executive officers of the Company is set forth in the following table and paragraphs.


          NAME                AGE                             POSITION
          ----                ---                             --------
Richard M. Seigel             53        Acting Chief Executive Officer and President; and
                                        Chairman of the Board
Jack P. Healey                39        Senior Vice President, Chief Financial Officer, and
                                        Secretary
Thomas W. Aldridge, Jr.       51        Senior Vice President

John L. Crum                  54        Vice President and Chief Information Officer

         Mr. Seigel has been a director of the Company since June 1997; he became Chairman of the Board on March 4, 1999, and Acting Chief Executive Officer and President on March 8, 1999, in connection with the resignation of Martin S. Pinson who had been Chairman of the Board, Chief Executive Officer, and President. Mr. Seigel is the retired former Chairman and Chief Executive Officer (from 1990 to 1997) of SYSCO Food Services of Los Angeles, a subsidiary of SYSCO Corporation, with which he had held other positions prior to that time. Mr. Seigel received his undergraduate degree from Knox College and his Masters in Business Administration from The Amos Tuck School of Business at Dartmouth College.

         Mr. Seigel is chair of the Company's search committee to fill the position of Chief Executive Officer and President long-term.

         Mr. Healey joined the Company in June 1997. Prior to joining the Company, Mr. Healey was the partner in charge of assurance services (since
1983) for Miller Ray Healey & Houser, a regional accounting firm and member of the SEC practice section of the AICPA, during which time he served as auditor for TDG. Prior to joining that firm, Mr. Healey was a senior auditor with the international accounting firm of Ernst & Young. Mr. Healey is a certified public accountant and a certified fraud examiner. He received his undergraduate degree in accounting from Syracuse University.

         Mr. Aldridge joined the Company in August 1998. Prior to joining the Company, Mr. Aldridge served (since 1991) as Senior Vice President, Vendor Relations, of Affiliated Distributors, a purchasing organization for industrial distributors. From 1987 through 1990, Mr. Aldridge served as Vice President --Sales of Bauer Corporation, a manufacturer of industrial ladders and personal access equipment. From 1970 through 1987, he held various management positions with AT&T, a telecommunications company. Mr. Aldridge received his undergraduate degree from the University of Georgia.

         Mr. Crum joined the Company in August 1998. Prior to joining the Company, Mr. Crum served from April 1997 as Executive Vice President and Chief Information Officer of Cameron Ashley Building Products, a building supply company based in Dallas, Texas. From 1981 to March 1997, Mr. Crum was employed by Georgia-Pacific Corporation, including as Group Director, Information Resources Building Products, from 1993 to March 1997. Mr. Crum received his undergraduate degree from the University of Southern Mississippi.

CERTAIN FACTORS AFFECTING FORWARD LOOKING STATEMENTS

         From time to time, information provided by the Company or statements made by its directors, officers or employees may constitute "forward-looking" statements under the Private Securities Litigation Reform Act of 1995 and are subject to numerous risks and uncertainties. Any statements made in this Annual Report on Form 10-K, including any statements incorporated herein by reference, that are not statements of historical fact are forward-looking statements. Such forward-looking statements and other forward-looking statements made by the Company or its representatives are based on a number of assumptions and involve a number of risks and uncertainties, and, accordingly, actual results could differ materially. Factors that may cause such differences include, but are not limited to, the following:

         LIMITED COMBINED OPERATING HISTORY--WE HAVE OPERATED AS A SINGLE
                  ENTITY ONLY SINCE SEPTEMBER 1997 AND CONTINUE TO FACE THE CHALLENGE OF INTEGRATING NEW COMPANIES.

         Although each of our Founding Companies has operated for over 20 years, the Company did not commence operations as a combined entity until September 1997. As a result, we are still engaged in integrating these businesses, along with subsequently acquired companies, and we cannot be certain that we will be able to do so with enough success to be as profitable as we expect or desire.

         ABSENCE OF INTEGRATED SYSTEMS--OUR INFORMATION AND OPERATIONS SYSTEMS
                  ARE NOT FULLY INTEGRATED, AND We MUST THEREFORE RELY ON THE SYSTEMS OF THE COMPANIES WE ACQUIRE UNTIL WE CAN IMPLEMENT OUR CENTRALIZED SYSTEM.

         Until we can fully implement centralized management systems, we will utilize and be dependent upon the information and operating systems of the companies we acquire for many functions. These functions include, among others, product ordering, financial reporting and analysis, and inventory control. Although we have put certain control mechanisms in place, we may experience delays, disruptions, and unanticipated expenses in implementing, integrating, and operating centralized systems. Any of these problems could have a material adverse effect on our results of operations and financial condition. In addition, we will not be able to achieve the full benefit of certain contemplated operating efficiencies and competitive advantages until we have fully implemented our centralized management information and operating systems.

         RISKS ASSOCIATED WITH EXPANSION THROUGH ACQUISITIONS--AS WE CONTINUE
                  TO EXPAND OUR BUSINESS BY ACQUIRINg OTHER COMPANIES, WE MAY HAVE DIFFICULTY LOCATING AND ACQUIRING OTHER BUSINESSES.

         Our growth strategy contemplates the ongoing acquisitions of MROP distribution and related businesses. As a result, our success is dependent, in part, upon our ability (1) to identify, finance, and acquire suitable businesses on favorable terms and then (2) to integrate and manage the acquired businesses successfully.
Acquisitions involve special risks, including risks associated with:

         -        unanticipated liabilities;

         -        diversion of management attention; and

         -        possible adverse effects on earnings resulting from

                      (1) increased goodwill amortization,
                      (2) potential increased interest costs,
                      (3) the issuance of additional securities,
                      (4) the dependence on retention, hiring, and training of
                          key personnel, and
                      (5) difficulties relating to the integration of the
                          acquired businesses.

         Although we believe that we can successfully acquire the businesses we need to establish a nationwide presence, we cannot be certain. Further, future acquisitions could have an adverse effect upon our results of operations, particularly during periods in which we are integrating the operations of acquired businesses into our operations.

         Another risk associated with our acquisition program is how we finance the purchases. Initially, we sought to use shares of Common Stock, as well as cash, in making acquisitions, and we hope and expect to be able to use stock again in the future. The current market price of our stock makes its use unattractive, however, and so our ability to make acquisitions is more dependent upon having sufficient cash available, which requires increased borrowings. Such borrowings also create risks. So far, we have been able to raise the capital we have needed for acquisitions, but we cannot be certain that we will be able to continue to do so. Therefore, our ability over the longer term to finance our acquisition program will likely depend on the return of our stock to price levels at which it can again be used for acquisitions.

         DEPENDENCE ON SUPPLIER RELATIONSHIPS--WE RELY ON A VARIETY OF
                  DISTRIBUTION RIGHTS GRANTED BY OUR SUPPLIERS TO OFFER THEIR PRODUCT LINES TO OUR CUSTOMERS.

         Until we fully implement more centralized procurement arrangements, we will depend for a substantial portion of our business on the collection of varied distribution arrangements with suppliers for certain product lines that have been established by our several operating subsidiaries in their respective geographic markets. A significant percentage of these current distribution arrangements are oral, and many of them can be terminated by the supplier immediately or upon short notice. The termination or limitation by any key supplier of its relationship with us could have a material adverse effect on our results of operations and financial condition.

         COMPETITION--OUR INDUSTRY IS VERY COMPETITIVE, BOTH AS TO THE NUMBER
                  AND STRENGTH OF THE DIFFERENT COMPANIES WITH WHICH WE COMPETE AND THE BUSINESS TERMS OFFERED TO POTENTIAL CUSTOMERS.

         The industrial MROP supplies industry is highly competitive and features numerous distribution channels, including:

         -        national, regional, and local distributors;

         -        direct mail suppliers;

         -        large warehouse chains;

         -        hardware stores; and

         -        manufacturers' own sales forces.

         Many of our competitors are small enterprises who sell to customers in a limited geographic area, but we also compete against several large MROP distributors that have significantly greater resources than we do. Competition with all of these distributors has increased as customers increasingly seek low-cost alternatives to traditional methods of purchasing and sources of supply by, among other things, reducing the number of their MROP suppliers.

         Competition in the MROP industry may increase in other ways as well. First, other MROP distributors are consolidating to achieve economies of scale and increase efficiencies. Second, new competitors of which we are not currently aware may emerge, further increasing competition.

         Other aspects of our industry also make it very competitive. For example, certain of our competitors sell the same products we sell at prices lower than those we offer. Moreover, we compete on the basis of responsiveness to the needs of customers for quality service, product diversity, and availability. The Company cannot assure you that we will be able to compete successfully under such conditions.

         DEPENDENCE ON KEY PERSONNEL--WE RELY HEAVILY ON OUR SENIOR MANAGEMENT
                  AND THE EXPERTISE OF MANAGEMENT PERSONNEL OF THE BUSINESSES WE ACQUIRE.

         Our operations will depend for the foreseeable future on the efforts of our executive officers, the heads of our business units, and the senior management of the businesses we acquire, especially as we enter into new geographic markets. Our business and prospects could be adversely affected if these persons, in significant numbers, do not perform their key roles as expected, and we are unable to attract and retain qualified replacements.

         The Company is presently conducting a search to fill the position of Chief Executive Officer and President long-term, which person will be important to the Company's ability to achieve its long-term objectives. Although the Company is continuing with the implementation of its strategic initiatives and other aspects of its business plan while the search is ongoing, there may be uncertainties associated with the Company's operations and affairs until the Company is able to fill that position.

         LABOR AVAILABILITY--THE DELIVERY OF OUR SERVICES REQUIRE HIGHLY
                  SKILLED AND SPECIALIZED EMPLOYEES WHO ARE NOT EASY TO LOCATE OR REPLACE.

         The timely provision of our high-quality service requires an adequate supply of skilled sales and customer service personnel, including the application and product specialists whose expertise is an essential element of our customer-oriented, flexible procurement solutions program. Accordingly, our ability to implement strategies for our customers depends to a degree on our ability to employ the skilled personnel necessary to meet our marketing and servicing requirements. From time to time, we have experienced difficulty in attracting or retaining sufficient numbers of qualified personnel. As a result, our operating costs may be adversely affected by turnover in such positions. The Company cannot assure you that we will be able to maintain an adequately skilled sales and customer service force or that our labor expenses will not increase as a result of a shortage in the supply of such skilled personnel.

         INDUSTRY CYCLICALITY--OUR ABILITY TO SELL OUR PRODUCTS AND SERVICES IN
                  THE QUANTITY WE DESIRE DEPENDS HEAVILY UPON THE ECONOMIC CONDITIONS OF OUR CUSTOMERS.

         Some of the primary markets for the products and services we sell are subject to cyclical fluctuations that generally affect demand for industrial and consumer durable goods produced by the users of MROP products. Consequently, the demand for MROP products and services has been and will continue to be influenced by many of those same national, regional, or even international factors. For example, events such as the continuing Asian monetary crisis, the 1998 General Motors strike, and the slowing in the rate of growth of the manufacturing segment of the U.S. economy have had a negative influence on our business. Customers whose businesses are impacted directly by such events affect our business when they delay or slow orders for MROP products or services that they otherwise would have required if their businesses had not been adversely affected. Changes in economic conditions, such as the examples identified, resulting in a change in the current business cycle could therefore have a material adverse effect on our results of operations and financial condition.

         CONTROL BY MANAGEMENT AND FORMER OWNERS OF FOUNDING COMPANIES--
                  MANAGEMENT AND CERTAIN INDIVIDUALS WHO HELPED FOUND THE COMPANY OWN OVER 42% OF OUR STOCK AND THUS HAVE A SIGNIFICANT AMOUNT OF CONTROL OF THE COMPANY.

         Directors and officers of the Company, and former stockholders of the Founding Companies, beneficially own an aggregate of approximately 42% the outstanding Common Stock of the Company. Accordingly, these persons, if they were to act in concert, could potentially control the election of directors and other matters requiring stockholder approval by simple majority vote.

         YEAR 2000 COMPLIANCE--WE ARE EVALUATING THE LEVEL OF YEAR 2000
                  COMPLIANCE OF OUR COMPUTER SYSTEMS AND ARE TAKING STEPS TO CORRECT ANY SYSTEMS THAT ARE NOT COMPLIANT, BUT CANNOT BE ABSOLUTELY CERTAIN THAT ALL YEAR 2000 PROBLEMS WILL BE AVOIDED.

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

         We have evaluated our computer systems to determine which software modifications, software replacements, and hardware upgrades will be necessary to make our systems compatible with 2000 year requirements. We believe that our systems will be year-2000 compliant upon implementation of such modifications.

         Our total costs (historical plus estimated future costs) of addressing year 2000 issues should be between $500,000 to $600,000. We have spent over $370,000 of this projected amount.

         We cannot be certain, however, that all necessary modifications have been identified and will be corrected or that unforeseen difficulties or cost will not arise. In addition, we cannot be certain that the systems of other companies on which our systems rely will be modified on a timely basis, or that the failure by another company to properly modify its systems will not negatively impact our systems or operations.

         We have, however, sent surveys to most of our customers, product vendors, utility vendors, and banks to determine their year 2000 readiness. Once we have received their responses, we will be better able to assess our own vulnerability to the failure of third parties to address the year 2000 issues properly.

ITEM 2.  DESCRIPTION OF FACILITIES.

         Currently, the Company owns 15 properties and leases 71 properties in 72 cities in the United States for its warehouse, sales, and administrative offices. The Company also leases two properties in two cities in other countries. Certain property locations contain multiple operations such as a warehouse and a sales office. The facilities range in size from 100 square feet to 64,000 square feet. Leases for the facilities expire at various periods between 1999 and 2014. The aggregate annual lease payments for real properties in 1998 were approximately $2.9 million.

         The Company's principal corporate offices are located in approximately 10,000 square feet of office space at 950 East Paces Ferry Road, Suite 1575, Atlanta, Georgia. This lease commenced in December 1998 and expires in December 2003.

         The Company believes that its facilities are adequate for its needs and does not anticipate inordinate difficulty in replacing such facilities or opening additional facilities, if needed.

ITEM 3.  LEGAL PROCEEDINGS.

         In February 1999, TDG settled the previously reported lawsuit that had been filed in 1996 by Milliken & Company, a textile manufacturer and customer of TDG, against a manufacturer of an industrial product and TDG in the Superior Court of Troup County, Georgia, Civil Action No. 96-CV-964. The settlement was achieved within the limits of TDG's insurance coverage.

         On December 22, 1997, TDG brought an action in DeKalb County Superior Court, Georgia, File No. 97-14388-4, against a former stockholder, Alvis J. Waite, under the Georgia dissenters' rights provisions of the Georgia Business Corporation Code (the "GBCC"). Mr. Waite, as a stockholder of TDG, had exercised his rights pursuant to the GBCC to dissent from the merger of TDG with the Company. In accordance with the GBCC, TDG offered to pay Mr. Waite $4.2 million for his interest in TDG. Mr. Waite rejected that offer and demanded payment of $9 million. TDG brought this action to seek a judicial determination of the value of Mr. Waite's interest in TDG as of the time of the merger. The court has appointed a special master to supervise the completion of discovery and to render a report on the central valuation issues. It is not possible to predict the outcome at this time.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         No matters were submitted to a vote of security holders of the Company during the fourth quarter of the fiscal year covered by this Report.

                                    PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY
         AND RELATED STOCKHOLDER MATTERS.

         The Common Stock began trading on the New York Stock Exchange ("NYSE") under the symbol "IDG" on September 24, 1997. Prior to that time, there was no trading market for the Common Stock. The following table sets forth for the periods indicated the high and low closing sales prices of the Common Stock on the NYSE.


                                                                                       PRICE RANGE
                                                                               --------------------------
                                                                                  HIGH             LOW
                                                                                  ----             ---

       1997
            Third Quarter (from September 24, 1997).................           $ 21            $ 20  7/16
            Fourth Quarter..........................................           $ 22 9/16       $ 14 11/16
       1998
            First Quarter...........................................           $ 20 3/16       $ 15  9/16
            Second Quarter..........................................           $ 20  3/4       $ 15
            Third Quarter...........................................           $ 16 9/16       $  5  1/2
            Fourth Quarter..........................................           $  7  5/8       $  5  3/8

       1999
            First Quarter (through March 16, 1999)..................           $  8  3/8       $  5  5/8

         As of March 1, 1999, there were 142 holders of record of the Common Stock. Investors who beneficially own Common Stock that is held in street name by brokerage firms or similar holders are not included in this number. Accordingly, based upon the quantities of periodic reports requested by such brokerage firms, the Company believes that the actual number of individual beneficial owners of its Common Stock exceeds 1,900.

         The Company has not paid dividends on its Common Stock. The Company currently intends to retain its future earnings, if any, to finance the growth, development, and expansion of the Company's business and, accordingly, does not currently intend to declare or pay any dividends on the Common Stock for the foreseeable future. The declaration, payment, and amount of future dividends, if any, will be subject to the discretion of the Company's Board of Directors and will depend upon the future earnings, results of operations, financial condition, and capital requirements of the Company, among other factors. Under Delaware law, the Company is prohibited from paying any dividends unless it has capital surplus or net profits available for this purpose. In addition, the Company's credit agreement with the First National Bank of Chicago and other lenders prohibits the payment of dividends in the event of a default under that agreement.

ITEM 6.  SELECTED FINANCIAL DATA.

         The following summary financial data as of and for the years ended December 31, 1998, 1997, 1996 and 1995 have been derived from audited financial statements of the Company; the financial data as of and for the year ended December 31, 1994 has been derived from unaudited financial statements of the Company. All such financial statements of the Company reflect the requirements of the Securities and

Exchange Commission's Staff Accounting Bulletin No. 97 ("SAB 97"), which deem the historical financial statements of B&J Industrial Supply Company ("B&J") -- one of the nine companies acquired by IDG to commence its current operations as a combined entity -- to be the historical financial statements of the Company for all periods prior to the September 24, 1997, accounting effective date of those acquisitions. As a result, the Company's financial statements, and the following data, reflect the results of operations and financial condition of B&J combined with Continental Air Tool, Inc., Northern Tool & Supply, Inc., and Hawley Industrial Supplies, Inc., which IDG acquired during 1998 and are accounted for under the pooling-of-interests accounting treatment (the "Pooled Companies") for the periods prior to September 24, 1997; and the results of operations and financial condition of all nine Founding Companies and the Pooled Companies are reflected in the financial statements and data of the Company for only the period of time from and after September 24, 1997. Companies acquired during 1998 and accounted for under purchase accounting treatment (which includes all companies acquired during 1998 other than the Pooled Companies) are shown only for the period of time from and after their acquisition by IDG. Those facts account for a substantial difference in these financial data as of and for the year ended December 31, 1998 as compared to prior years; they make comparisons of the data among the periods misleading; and they are a further reason that these historical results are not indicative of the results that the Company may achieve in the future.

         These selected financial data should be read in conjunction with the Company's audited consolidated financial statements and notes thereto, and Management's Discussion and Analysis of Financial Condition and Results of Operations, included in Item 7 of this Report.

----------------------------------------------------------------------------------------------------------------------
YEAR ENDED DECEMBER 31,                                1998          1997           1996         1995         1994
----------------------------------------------------------------------------------------------------------------------
(in thousands)

STATEMENTS OF INCOME DATA:

Net sales                                             $437,610      $153,218      $ 68,266     $ 59,944    $ 54,176
                                                      --------      --------      --------     --------    --------
Gross profit                                           100,425        35,492        15,492       14,181      12,803
Selling, general and administrative                     89,954        31,595        14,649       13,281      12,106
                                                      --------      --------      --------      -------    --------
Operating income                                        10,471         3,897           843          900         697
Net income                                            $  6,215      $  2,316      $    364     $    322    $    302

BALANCE SHEET DATA:
Working capital                                       $ 46,989      $  81,152     $  9,551     $  8,645    $  8,752
Property and equipment, net                             24,619          9,910        2,156        2,082       2,080
Total assets                                           211,465        147,246       27,252       23,542      21,384
Long-term debt, including current portion               39,699         11,653        7,959        7,180       6,586
Stockholders' equity                                  $113,595      $  99,490     $ 11,223     $  9,425    $  9,072

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

GENERAL

         The Company provides flexible procurement solutions for manufacturers and other users of industrial MROP products, distributing a full line of such products and providing specialized services to a diverse group of more than 43,000 customers. The Company sells MROP supplies directly from stock using catalogs or similar methods (stock sales); such sales, on a combined basis, were $295.1 million and $225.0 million in 1998 and 1997, respectively. The Company also sells products and services pursuant to supply contracts (normally for a duration of at least one year) for fixed prices or fixed margins on certain products or product lines; such supply contracts generated sales, on a combined basis, of $93.6 million and $80.8 million in 1998 and 1997 respectively. Pursuant to integrated supply contracts, the Company manages tool cribs and provides a level of enhanced service to certain customers, often with a guaranteed minimum reduction in the customer's total MROP costs. Revenues from integrated supply contracts, on a combined basis, were $48.9 million in 1998 and $26.3 million in 1997. Total sales for 1998 and 1997 on a combined basis were $437.6 million and $332.1 million respectively.

         Management expects the upward trend in its integrated supply business, and also its other flexible procurement solutions business, to continue for the foreseeable future. This increase is driven by increasing demand from customers to outsource their MROP procurement and management functions and for customized MROP procurement solutions. As an industry trend, integrated supply and other arrangements for flexible procurement solutions are still in the early stages of development, but management believes such arrangements are becoming increasingly attractive to customers. IDG has selected flexible procurement solutions as a major focus of its operating strategy. Because start-up costs necessary to design and implement an integrated supply arrangement are currently expensed as incurred, such contracts typically have a lower operating margin, in the implementation phase, than the Company's other principal categories of revenue. Management believes, however, that margins on these arrangements generally increase over the term of a contract (as the Company's costs are reduced and savings to the customer increase), and that integrated supply contracts will become a significant component of the Company's operating results.

         Management believes that the success of the Company's integrated supply and flexible procurement solutions business will depend in major part on the Company's utilization of technology to design and implement the MROP procurement solutions that customers desire. The Company, on a combined basis, invested over $800,000 in 1996, $842,000 in 1997 and $1,132,000 in 1998 to
develop and upgrade its information systems, including its proprietary Supply Management System, InnoSource System and its internal management information systems in order to expand its capabilities to successfully and profitably deliver such specialized services to customers. The Company will continue to commit resources to its technological capabilities in order to provide superior customer service and achieve internal operating efficiencies.

         Under the provisions of SAB 97, the Company's historical financial information prior to September 24, 1997 reflects only the operations of B&J combined with the Pooled Companies. Management's analysis of such information alone would not convey important information about the Company on a combined basis, or about the historical results of operations achieved by the other eight Founding Companies whose businesses were also acquired by the Company as of September 24, 1997. Management has also included, therefore, its analysis of certain combined financial information of the Company that reflect the historical results of all nine Founding Companies for 1997 and 1996. For 1998, results of the acquisitions accounted for under the purchase method of accounting have been included.

         In these discussions, most percentage and dollar amounts have been rounded to aid presentation; as a result, all such figures are approximations. References to such approximations have generally been omitted.

RESULTS OF OPERATIONS -- COMBINED

         The following table sets forth certain combined operating data and shows such data as a percentage of net sales for the periods indicated. These combined data include the operating results of

B&J together with the results of the other eight Founding Companies and the Pooled Companies, on a combined basis, for the entire periods presented. For 1998 only, the combined data include the results of the 14 acquisitions made during 1998 and accounted for under the purchase method of accounting.

                                                                Year Ended December 31,
                                     ----------------------------------------------------------------------------
                                         1998                       1997                       1996
                                         ----                       ----                       ----
                                                                 (dollars in thousands)

Net Sales                              $437,610       100.0%       $332,169       100.0%     $290,486       100.0%
Cost of Sales                           337,185        77.0         255,777        77.0       222,370        76.6
                                       --------       -----        --------       -----      --------       -----
Gross Profit                            100,425        23.0          76,392        23.0        68,116        23.4

         These combined operating data for the periods prior to the Combination on September 24, 1997, may not be indicative of the Company's post-Combination operations for several reasons. The Founding Companies involved in the Combination, and the Pooled Companies that were subsequently acquired, had each operated as separate privately owned entities until their respective acquisitions by the Company. Moreover, these combined operating data do not represent combined results of operations presented in accordance with generally accepted accounting principles; rather, for all periods prior to September 24, 1997, they are only summations of the respective line items from historical financial information of the individual Founding Companies and the Pooled Companies.

         As a result of the Combination, the Company expects to realize savings from several sources, including increased volume discounts and rebates from vendors. No such anticipated effect is reflected in the combined financial information or the following discussion; only results actually achieved by the Company during the period since September 24, 1997 are reflected.

         1998 COMPARED TO 1997

         Net sales increased $105.4 million, or 31.7%, from $332.2 million in 1997 to $437.6 million in 1998. In 1998, acquisitions accounted for under the purchase method of accounting represented approximately $88.7 million of this increase. The remainder of the increase was attributable, in major part, to an increase in integrated supply and other specialized services supply sales that accounted for $35.4 million of additional revenues during 1998. Excluding the effect of the 1998 acquisitions, general sales decreased as compared to 1997 due to the conversion of certain existing customers who had been purchasing products on a general sales basis to customers with whom the Company established arrangements for integrated supply and other specialized services supply. Total sales, excluding the effect of the 1998 acquisitions, increased by $16.7 million, or 5.8%, in 1998 as compared to 1997.

         Cost of sales increased $81.4 million, or 31.8%, from $255.8 million in 1997 to $337.2 million in 1998, primarily as a result of increased sales during the latter period. While there were variations in the product mix, cost of sales as a percentage of net sales remained stable year over year.

         1997 COMPARED TO 1996

         Net sales increased $41.7 million, or 14.3%, from $290.5 million in 1996 to $332.2 million in 1997. This increase was attributable, in major part, to an increase in integrated supply and other specialized services supply contract sales. In addition, new customers and existing customers increased orders.

         Cost of sales increased $33.4 million, or 15.0%, from $222.4 million in 1996 to $255.8 million in 1997, primarily as a result of increased sales during the latter period. As a percentage of net sales, cost of sales also increased slightly, from 76.6% to 77.0%, due to a change in product mix and certain large sales to a few customers at lower margins.

RESULTS OF OPERATIONS -- HISTORICAL

         The following table sets forth certain operating data of the Company (which, pursuant to the requirements of SAB 97, are based on the historical financial results of B&J and the Pooled Companies for the periods prior to September 24, 1997, and include the other eight Founding Companies and the companies acquired using the purchase method of accounting from the respective acquisitions dates forward, only for the period from September 24, 1997) and shows such data as a percentage of net sales for the periods indicated:


                                                                Year Ended December 31,
                                      --------------------------------------------------------------------------
                                        1998                       1997                       1996
                                      --------                   --------                   --------
                                                                  (dollars in thousands)

Net Sales                             $437,610       100.0%      $153,218       100.0%      $ 68,266       100.0%
Cost of Sales                          337,185        77.0        117,726        76.8         52,774        77.3
                                      --------       -----       --------       -----       --------       -----
Gross Profit                           100,425        23.0         35,492        23.2         15,492        22.7
Selling, General and                    89,954        20.6         31,595        20.6         14,649        21.5
                                      --------       -----       --------       -----       --------       -----
Administrative
Operating Income                      $ 10,471         2.4%      $  3,897         2.6%      $    843         1.2%
                                      ========       =====       ========       =====       ========       =====

1998 COMPARED TO 1997

         Net sales increased $284.4 million, or 185.6%, from $153.2 million in 1997 to $437.6 million in 1998. This substantial increase is primarily the result of SAB 97 accounting for the Combination, for 1998 includes the contributed revenue of all nine Founding Companies for the entire year. Also, this increase reflects the $88.7 million in revenues from other companies that were acquired during 1998.

         Cost of sales increased $219.5 million, or 186.4%, from $117.7 million in 1997 to $337.2 million in 1998. The increase is primarily due to the substantial increase in sales, which is primarily attributable to the effect of the SAB 97 accounting for the Combination and the 1998 acquisitions as discussed above. As a percentage of net sales, cost of sales increased from 76.8% in 1997 to 77.0% in 1998, due to the higher cost of sales percentage, relative to B&J and the Pooled Companies, of the other Founding Companies and certain of the companies acquired in 1998.

         Selling, general, and administrative expenses increased $58.4 million, or 184.7%, from $31.6 million in 1997 to $90.0 million in 1998, again primarily attributable to the effect of the SAB 97 accounting and the acquisitions discussed above. As a percentage of net sales, however, selling, general, and administrative expenses remained steady at 20.6%, even though 1998 expenses included $0.3 million of non-recurring expenses related to acquisitions. Excluding these non-recurring expenses, the Company's selling, general, and administrative expenses for 1998 were $89.6 million, reflecting a slight decline to 20.5% as a percentage of net sales.

         In addition, during 1998 and primarily the fourth quarter of 1997, the Company incurred substantial expenses relating to staffing a corporate office and developing the infrastructure for complying with certain obligations related to being a public company. During 1998, the Company also incurred expenses associated with the establishment of its Management Incentive Plan. Excluding such corporate overhead, Management Incentive Plan expenses and one-time acquisition charges, the selling, general, and administrative expenses were 19.2% of net sales for 1998 as compared to 20.0% for 1997. The resulting decrease in selling, general, and administrative expenses as a percentage of net sales, viewed on this basis, is primarily due to these costs being lower as a percentage of net sales for the acquired companies. The Company is also beginning to see benefits from economies of scale and other internal consolidation initiatives.

         Operating income increased $6.6 million, or 169.2%, from $3.9 million in 1997 to $10.5 million in 1998, primarily reflecting the effects of SAB 97 accounting and the acquisitions discussed above. Operating income as a percentage of net sales decreased, however, from 2.6% in 1997 to 2.4% in 1998, also reflecting such effects.

1997 COMPARED TO 1996

         Net sales increased $84.9 million, or 124.3%, from $68.3 million in 1996 to $153.2 million in 1997. This was due primarily to the contributed revenue of the other eight Founding Companies following the Combination on September 24, 1997, but it also reflects increased international sales and sales to a large customer by B&J during the period.

         Cost of sales increased $64.9 million, or 122.9%, from $52.8 million in 1996 to $117.7 million in 1997. The increase is primarily due to the substantial increase in sales, which reflected primarily the effect of the Combination discussed above. As a percentage of net sales, cost of sales decreased from 77.3% in 1996 to 76.8% in 1997. The decrease was primarily due to a higher margin product mix and increased vendor rebates.

         Selling, general, and administrative expenses increased $16.9 million, or 116.4%, from $14.6 million in 1996 to $31.6 million in 1997, which reflected primarily the effect of the Combination discussed above. Selling, general, and administrative expenses as a percentage of net sales decreased from 21.5% in 1996 to 20.6% in 1997, primarily due to the ability of B&J to use its existing corporate overhead levels to accommodate increased sales.

         Operating income increased $3.1 million, or 387.5%, from $.8 million in 1996 to $3.9 million in 1997 primarily reflecting SAB 97 accounting for the Combination. Operating income as a percentage of net sales also increased, however, from 1.2% in 1996 to 2.6% in 1997, also reflecting such effects.

IMPACT OF THE YEAR 2000 ISSUE

         Generally, the year 2000 risk involves computer software and hardware that are not able to perform without interruption into the year 2000. The arrival of the year 2000 poses a unique worldwide challenge to the ability of all systems to correctly recognize the date change from December 31, 1999 to January 1, 2000. If the Company's systems did not correctly recognize such a date change, computer applications that rely on the date field could fail or create erroneous results. Such erroneous results could result in the temporary inability to process transactions, send invoices or engage in similar normal business activities. If not adequately addressed by the Company or its suppliers, customers or other companies with which it does business, the year 2000 issue could result in a material adverse impact on the Company's financial condition and results of operations.

         THE COMPANY'S STATE OF READINESS

         The Company's 13 business unit presidents and their IT staff are responsible for the respective business units' identification and remediation of date recognition problems in both information technology ("IT") and non-systems IT functions and processes that include microcontrollers and other embedded computer technology. The Company hired a chief information officer in August 1998 whose responsibilities include coordinating the consolidation of the business units' IT systems. He has assumed oversight responsibility for the business units' year 2000 initiatives.

         The Company's business units have developed plans to address issues related to the year 2000 risk. Their plans consist of four phases: (1) assessing both IT systems and non-systems IT functions and processes; (2) remediating year 2000 problems; (3) testing the remediated systems; and (4) implementing the remediated systems. The chart below shows the number of the Company's 13 business units that have completed each phase of the year 2000 plans:

--------------------------------------------------------------------------------
                            STAGES OF THE COMPANY'S
                                YEAR 2000 PLAN
--------------------------------------------------------------------------------
PHASE                             IT SYSTEMS            NON-SYSTEMS IT FUNCTIONS
-----                             ----------            ------------------------
(1)     Assessment                    13                           13
(2)     Remediation                   10                           10
(3)     Testing                       10                           10
(4)     Implementation                 9                            9
--------------------------------------------------------------------------------

         The Company expects the remediation, testing and implementation of its year 2000 plan to be completed at all of its business units by the end of the second quarter of 1999, except for one business unit. The several companies that comprise that business unit are currently consolidating their systems. Once consolidated, the business unit will remediate and test the system. Year 2000 compliance of that system is expected in August 1999.

         For operational reasons, the Company is purchasing and implementing an enterprise-wide IT system. The system will be implemented in stages beginning in early 2000, with a targeted completion date of early 2001. The enterprise-wide IT system, which the Company believes will be year 2000 compliant when installed, will replace the current systems being remediated at the business units. The Company's purchase of the enterprise-wide IT system is a part of its continuing effort to implement systemwide efficiencies.

         COSTS TO ADDRESS YEAR 2000 ISSUES

         The Company does not anticipate that the year 2000 related costs (excluding the $15.5 million expenditure for the enterprise-wide IT system mentioned above that is being installed for operational reasons unrelated to year 2000 issues) will be material to its financial condition or results of operations. Excluding that expenditure, the Company estimates that its total costs for the evaluation, remediation, testing and implementation of its IT and non-IT systems in connection with the year 2000 issue will range from $500,000 to $600,000. Approximately $370,000 of such costs have been incurred to date. The Company is funding such expenditures from cash flow from operations. The Company will spend approximately 35% of the anticipated year 2000 costs for the remediation of software. The remainder of the expenditures relate to the replacement of systems and equipment. All of the expected expenditures are present in the Company's 1998 and 1999 internal budgets. In accordance with generally accepted accounting principles, certain year 2000 expenditures will be charged to income for the year when the expense is incurred.

         RISKS OF THIRD-PARTY YEAR 2000 ISSUES

         The impact of year 2000 non-compliance by outside parties with whom the Company transacts business cannot be accurately gauged. The Company has contacted (1) key customers that aggregate approximately 80% of each business unit's sales during 1998; (2) key trade vendors that supply approximately 80% of products sold by each business unit in 1998; and (3) key utility vendors. The Company intends to follow-up with parties that fail to respond to its inquiries.

         THE COMPANY'S CONTINGENCY PLANS

         The Company is developing contingency plans to address reasonably likely worst case year 2000 scenarios. These scenarios include: (1) an interruption in the supply of goods and services from the Company's vendors;
(2) the inability of a business unit's IT system to interface with the IT systems of other business units or the Company's corporate office; and (3) the inability of the Company's e-commerce systems to integrate with its customer's systems.

         The Company has not yet completed its contingency planning with respect to these and other scenarios. It is contacting key vendors regarding year 2000 compliance and attempting to gain assurance of the vendors' compliance programs. Should the Company believe that a key vendor will not be ready for the year 2000 date change, the Company may purchase critical inventory from alternate acceptable vendors or stock-pile important product lines.

         The Company believes that should the worst case scenarios described in subparagraphs (2) or (3) above occur, the Company could utilize telephone or facsimile communications for a short period of time.

         See "Item 1. Business - Certain Factors Affecting Forward Looking Statements - Year 2000 Compliance" for a discussion of risks relating to the year 2000 issue.

LIQUIDITY AND CAPITAL RESOURCES

         As of February 28, 1999, the Company had $600,000 of cash and cash equivalents, $46.6 million of working capital, and an aggregate of $77.0 million of borrowing capacity under a revolving credit facility for $125 million with a syndicate of commercial banks (the "Credit Facility"). At December 31, 1998, these amounts were $1.3 million, $45.7 million, and $89 million, respectively.

         The Credit Facility has a three-year term from December 11, 1998, may be used for operations and acquisitions, and provides $10 million each for swinglines and letters of credit. Amounts outstanding under the Credit Facility bear interest at either the lead bank's corporate rate or LIBOR, plus applicable margins, as selected by the Company from time to time. The Company incurs a fee between 20 and 30 basis points on the average daily unused capacity during the term. The Credit Facility is secured by the stock of all the subsidiaries of the Company.

         The principal capital requirements for the Company are for inventory and accounts receivable, purchasing and upgrading property and equipment, and financing the purchase prices for certain acquisitions. The Company's acquisition program is part of its initiative to pursue strategic consolidation opportunities in the fragmented MROP industry. Unless and until the Company is able to resume using its stock to fund a significant portion of such acquisitions, management expects that acquisitions will increase as a principal capital requirement of the Company. The Company is convinced that increased earnings is the key to returning its stock price to acceptable levels for acquisition use, and a principal emphasis of the Company will be to improve operating efficiencies in order to increase earnings. In any event, the Company believes that it will have sufficient cash from working capital, cash flow from operations, and borrowing, including use of available capacity under the Credit Facility, to fund both its current operations and anticipated internal expansion, as well as its contemplated acquisition program for at least the next year.

         On an historical basis (consistent with the requirements of SAB 97), net cash provided by (used in) operating activities for fiscal years 1998, 1997, 1996 was $4.1 million, ($1.3 million) and ($48,000) respectively. The change was principally due to positive operating cash flow of companies acquired in 1998 and improved management of accounts receivable.

         On an historical basis, net cash provided by (used in) investing activities for fiscal years 1998, 1997 and 1996 was ($49.3 million), $1.8 million and $26,000, respectively. The change was principally due to cash used in acquisitions and purchases of property and equipment, in particular a new building for the largest business unit and a portion of the Company's new ERP system.

         On an historical basis, net cash provided by financing activities for fiscal years 1998, 1997 and 1996 was $14.9 million, $29.4 million and $342,000 respectively. The changes were principally due to the net activity from advances on the Credit Facility and repayment of lines of credit of the companies that the Company acquired. In 1997 the Company received approximately $56.6 million from its initial public offering.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         The Company believes that its exposures to market risks are immaterial. The Company hold no market risk sensitive instruments for trading purposes. At present, the Company does not employ any derivative financial instruments, other financial instruments or derivative commodity instruments to hedge any market risk and has no plans to do so in the future. To the extent the Company has borrowings outstanding under its revolving credit facility, the Company is exposed to interest rate risk because of the variable interest rate under the facility. Such exposure, however, is immaterial due to the short-term nature of such borrowings.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         The information required to be provided by this item is found on pages F-1 through F-20 of this Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         The information contained under the heading "Election of Directors" in the definitive Proxy Statement to be used in connection with the solicitation of proxies for the Company's 1999 Annual Meeting of Stockholders, to be filed with the Commission, is incorporated herein by reference. Pursuant to instruction 3 to paragraph (b) of Item 401 of Regulation S-K, information relating to the executive officers of the Company is included in Item 1 of this Report.


ITEM 11. EXECUTIVE COMPENSATION.

         The information contained under the heading "Executive Compensation" in the definitive Proxy Statement to be used in connection with the solicitation of proxies for the Company's 1999 Annual Meeting of Stockholders, to be filed with the Commission, is incorporated herein by reference. In no event shall the information contained in the Proxy Statement under the heading "Stockholder Return Performance Graph" be deemed incorporated herein by such reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The information contained under the heading "Voting Securities and Principal Stockholders" in the definitive Proxy Statement to be used in connection with the solicitation of proxies for the Company's 1999 Annual Meeting of Stockholders, to be filed with the Commission, is incorporated herein by reference. For purposes of determining the aggregate market value of the Company's voting stock held by nonaffiliates, shares held by all directors and executive officers of the Company have been excluded. The exclusion of such shares is not intended to, and shall not, constitute a determination as to which persons or entities may be "affiliates" of the Company as defined by the Commission.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         The information contained under the heading "Certain Transactions" in the definitive Proxy Statement to be used in connection with the solicitation of proxies for the Company's 1999 Annual Meeting of Stockholders, to be filed with the Commission, is incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORT ON FORM 8-K.

(A) The following financial statements and notes thereto are filed as part of this Report:

         1.       FINANCIAL STATEMENTS

                  Independent Auditors' Report.
                  Consolidated Balance Sheets as of December 31, 1998 and 1997. Consolidated Statements of Operations for the years ended December 31, 1998, 1997, and 1996.
                  Consolidated Statements of Stockholders' Equity for the years ended December 31, 1998, 1997 and 1996.
                  Consolidated Statements of Cash Flows for the years ended December 31, 1998, 1997 and 1996.
                  Notes to Consolidated Financial Statements as of December 31, 1998 and 1997 for the years ended December 31, 1998, 1997, and 1996.

         2.       FINANCIAL STATEMENT SCHEDULES

                  Schedule II - Valuation and Other Qualifying Accounts

                  All other schedules have been omitted since the information required is either included in the financial statements or notes or is not required.

(B)      REPORTS ON FORM 8-K.

         The Company has not filed any reports on Form 8-K during the last quarter of the fiscal year ended December 31, 1998.

(C)      EXHIBITS

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

         10.2 Agreement and Plan of Merger and Reorganization, dated as of June 27, 1997, among the Company, Industrial Distribution Group, Inc., a Georgia corporation, IDG Acquisition Company I, Inc. and the
                           Stockholders named therein (filed as Exhibit 10.2 of the Company's Registration Statement on Form S-1
                           (File No. 333-36233) is hereby incorporated by reference)

         10.3 Agreement and Plan of Reorganization, dated as of July 16, 1997, between the Company and the Stockholders of Associated Suppliers, Inc. named therein (filed as Exhibit 10.3 of the Company's
                           Registration Statement on Form S-1 (File No.
                           333-36233) is hereby incorporated by reference)

         10.4              Uniform Provisions for the Acquisition of Founding
                           Companies (filed as Exhibit 10.4 of the Company's
                           Registration Statement on Form S-1 (File No.
                           333-36233) is hereby incorporated by reference)

         *10.5(a)          Industrial Distribution Group, Inc. Stock Incentive
                           Plan (filed as Exhibit 10.5 of the Company's
                           Registration Statement on Form S-1 (File No.
                           333-36233) is hereby incorporated by reference)

         *10.5(b)          Amendment No. 1 to Industrial Distribution Group,
                           Inc. Stock Incentive Plan

         *10.6(a)          Employment Agreement between the Company and Martin
                           S. Pinson (filed as Exhibit 10.6 of the Company's
                           Registration Statement on Form S-1 (File No.
                           333-36233) is hereby incorporated by reference)

         *10.6(b)          Description of Separation Agreement and Mutual
                           Release with Martin S. Pinson dated March 8, 1999

         *10.7(a)          Employment Agreement between the Company and
                           Douglass C. Smith (filed as Exhibit 10.7 of the
                           Company's Registration Statement on Form S-1 (File
                           No. 333-36233) is hereby incorporated by reference)

         *10.7(b)          Amendment dated as of August 24, 1998 to Employment
                           Agreement between the Company and Douglass C. Smith
                           (filed as Exhibit 10.7(b) of the Company's
                           Registration Statement on Form S-1 (File No.
                           333-51851) is hereby incorporated by reference)

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

         10.11(a) Letter Agreement dated October 1, 1997 by and between the Company and Barth Smith Company (filed as Exhibit 10.11 of the Company's Annual Report on
                           Form 10-K (File No. 001-13195) on March 31, 1998, is
                           hereby incorporated by reference)

         10.11(b) Description of Agreement with Barth Smith Company dated December 3, 1998

         10.12             Lease Agreement dated July 30, 1998 by and between
                           Andrew B. and Stephanie A. Shearer and Shearer
                           Industrial Supply Co. (filed as Exhibit 10.12 of the
                           Company's Registration Statement on Form S-1 (File
                           No. 333-51851) is hereby incorporated by reference)

         10.13 Agreement and Plan of Merger and Reorganization between the Company, LDS Acquisition Company, Inc.,
                           L.D. Supply, Inc. and the Stockholders named therein
                           (filed as Exhibit 2 of the Company's Current Report on Form 8-K (File No. 001-13195) on June 19, 1998 is hereby incorporated by reference)

         *10.14            Industrial Distribution Group, Inc. Management
                           Incentive Program

         10.15(a) Credit Agreement dated December 11, 1997 by and between the Company, the Lenders listed therein, and The First National Bank of Chicago

         10.15(b)          First Amendment to Credit Agreement dated December
                           11, 1998 by and between the Company, the Lenders listed therein, and The First National Bank of Chicago

         21.1              Subsidiaries of the Company

         23.1              Consent of Arthur Andersen LLP

         27.1              Financial Data Schedule (for SEC use only)


-------------------------------------
* Management contract or compensatory plan or arrangement required to be filed as an exhibit.

                         INDEX TO FINANCIAL STATEMENTS



Report of Independent Public Accountants....................................................F-1

Consolidated Balance Sheets at December 31, 1998 and 1997...................................F-2

Consolidated Statements of Operations for the Years Ended December 31, 1998,
      1997, and 1996........................................................................F-3

Consolidated Statements of Stockholders' Equity for the Years Ended December
      31, 1998, 1997, and 1996..............................................................F-4

Consolidated Statements of Cash Flows for the Years Ended December 31, 1998,
      1997, and 1996........................................................................F-5

Notes to Consolidated Financial Statements for the Years Ended December 31,
      1998, 1997, and 1996..................................................................F-7

Schedule II - Valuation and Qualifying Accounts.............................................F-20

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Board of Directors of
Industrial Distribution Group, Inc.:


We have audited the accompanying consolidated balance sheets of INDUSTRIAL DISTRIBUTION GROUP, INC. AND SUBSIDIARIES (a Delaware corporation) as of December 31, 1998 and 1997 and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1998. These financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Industrial Distribution Group, Inc. and subsidiaries as of December 31, 1998 and 1997 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. Schedule II is presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states, in all material respects, the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

ARTHUR ANDERSEN LLP



Atlanta, Georgia
February 12, 1999

                      INDUSTRIAL DISTRIBUTION GROUP, INC.
                                AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS


                           DECEMBER 31, 1998 AND 1997
                       (IN THOUSANDS, EXCEPT SHARE DATA)



                                                 ASSETS

                                                                                           1998                1997
                                                                                         --------            --------
CURRENT ASSETS:
Cash and cash equivalents                                                                $  1,285            $ 31,534
Accounts receivable, net                                                                   57,459              36,099
Inventories                                                                                60,949              42,427
Deferred tax assets                                                                         5,516               3,057
Prepaid and other current assets                                                            7,919               2,468
                                                                                         --------            --------
                  Total current assets                                                    133,128             115,585
                                                                                         --------            --------
PROPERTY AND EQUIPMENT, NET                                                                24,619               9,910

INTANGIBLE ASSETS, NET                                                                     51,880              19,584

OTHER ASSETS                                                                                1,838               2,167
                                                                                         --------            --------
                  Total assets                                                           $211,465            $147,246
                                                                                         ========            ========

                                    LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Current portion of long-term debt                                                        $  2,278            $    781
Lines of credit                                                                            35,761               5,836
Accounts payable                                                                           40,342              22,378
Accrued compensation                                                                        3,772               2,131
Other accrued liabilities                                                                   3,986               3,307
                                                                                         --------            --------
                  Total current liabilities                                                86,139              34,433

LONG-TERM DEBT                                                                              1,660               5,036

DEFERRED TAX LIABILITIES                                                                      884                 865

OTHER LONG-TERM LIABILITIES                                                                 9,187               7,422
                                                                                         --------            --------
         Total liabilities                                                                 97,870              47,756

COMMITMENTS AND CONTINGENCIES (NOTE 9)

STOCKHOLDERS' EQUITY:
     Preferred stock, $.10 par value per share; 10,000,000 shares authorized, no
         shares issued or outstanding in 1998 and 1997                                          0                   0
     Common stock, $.01 par value per share; 50,000,000 shares authorized
         8,478,180 and 7,880,110 shares issued in 1998 and 1997, respectively                  85                  79
     Additional paid-in capital                                                            97,272              89,298
     Retained earnings                                                                     16,328              10,113
     Treasury stock, at cost (6,773  and 0 shares in 1998 and 1997, respectively)             (90)                  0
                                                                                         --------            --------
                  Total stockholders' equity                                              113,595              99,490
                                                                                         --------            --------
                  Total liabilities and stockholders' equity                             $211,465            $147,246
                                                                                         ========            ========


             The accompanying notes are an integral part of these
                         consolidated balance sheets.

                      INDUSTRIAL DISTRIBUTION GROUP, INC.
                                AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS


             FOR THE YEARS ENDED DECEMBER 31, 1998, 1997, AND 1996
                       (IN THOUSANDS, EXCEPT SHARE DATA)



                                                         1998           1997           1996
                                                      ----------     ----------     ----------

NET SALES                                             $  437,610     $  153,218     $   68,266

COST OF SALES                                            337,185        117,726         52,774
                                                      ----------     ----------     ----------
                  Gross profit                           100,425         35,492         15,492
SELLING, GENERAL, AND ADMINISTRATIVE
EXPENSES                                                  89,954         31,595         14,649
                                                      ----------     ----------     ----------
                  Income from operations                  10,471          3,897            843

INTEREST EXPENSE                                           1,319            966            740

INTEREST INCOME                                             (847)          (461)           (73)

OTHER INCOME, NET                                           (147)          (178)          (315)
                                                      ----------     ----------     ----------
INCOME BEFORE INCOME TAXES                                10,146          3,570            491

PROVISION FOR INCOME TAXES                                 3,931          1,254            127
                                                      ----------     ----------     ----------
NET INCOME                                            $    6,215     $    2,316     $      364
                                                      ==========     ==========     ==========
EARNINGS PER SHARE:
         Basic                                        $     0.75     $     0.71     $     0.25
                                                      ==========     ==========     ==========

         Diluted                                      $     0.75     $     0.71     $     0.25
                                                      ==========     ==========     ==========

WEIGHTED AVERAGE SHARES:
         Basic                                         8,263,151      3,258,555      1,446,439
                                                      ==========     ==========     ==========

         Diluted                                       8,294,099      3,282,927      1,446,439
                                                      ==========     ==========     ==========


              The accompanying notes are an integral part of these
                           consolidated statements.

                      INDUSTRIAL DISTRIBUTION GROUP, INC.
                                AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


             FOR THE YEARS ENDED DECEMBER 31, 1998, 1997, AND 1996
                       (IN THOUSANDS, EXCEPT SHARE DATA)




                                                                       COMMON STOCK      ADDITIONAL
                                                                    ------------------    PAID-IN      RETAINED   TREASURY
                                                                     SHARES     AMOUNT    CAPITAL      EARNINGS    STOCK    TOTAL
                                                                    ---------  -------   -----------  ----------  -------- --------

BALANCE, DECEMBER 31, 1995                                          1,411,378    $14      $ 2,131      $ 7,442     $(179)  $  9,408

     Common stock issued                                              119,801      1        1,459            0         0      1,460
     Dividends paid                                                         0      0            0           (9)        0         (9)
     Net income                                                             0      0            0          364         0        364
                                                                    ---------    ---      -------      -------     -----   --------
BALANCE, DECEMBER 31, 1996                                          1,531,179     15        3,590        7,797      (179)    11,223

     Retired treasury stock                                           (45,628)     0         (179)           0       179          0
     Issuance of common stock to founding companies and management  2,592,981     26       29,239            0         0     29,265
     Initial public offering                                        3,795,000     38       56,561            0         0     56,599
     Sale of shares through employee stock purchase plan                6,578      0           87            0         0         87
     Net income                                                             0      0            0        2,316         0      2,316
                                                                    ---------    ---      -------      -------     -----   --------
BALANCE, DECEMBER 31, 1997                                          7,880,110     79       89,298       10,113         0     99,490

     Issuance of common stock for acquired companies                  573,560      6        7,701            0         0      7,707
     Sale of shares through employee stock purchase plan               31,283      0          273            0         0        273
     Net income                                                             0      0            0        6,215         0      6,215
     Purchase of treasury stock                                        (6,773)     0            0            0       (90)       (90)
                                                                    ---------    ---      -------      -------     -----   --------
BALANCE, DECEMBER 31, 1998                                          8,478,180    $85      $97,272      $16,328     $ (90)  $113,595
                                                                    =========    ===      =======      =======     =====   ========



              The accompanying notes are an integral part of these
                           consolidated statements.

                      INDUSTRIAL DISTRIBUTION GROUP, INC.
                                AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS


             FOR THE YEARS ENDED DECEMBER 31, 1998, 1997, AND 1996
                                 (IN THOUSANDS)



                                                                                      1998           1997           1996
                                                                                    --------       --------       --------

CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                                     $  6,215       $  2,316       $    364
                                                                                    --------       --------       --------
     Adjustments to reconcile net income to net cash (used in) provided by operating activities:
         Depreciation and amortization                                                 3,430          1,000            311
         Gain (loss) on sale of assets                                                     7            (24)          (149)
         Deferred taxes                                                                 (336)          (615)          (499)
         Changes in operating assets and liabilities, net of acquisitions:
              Accounts receivable, net                                                 1,206         (1,192)        (1,154)
              Inventories, net                                                        (1,800)           457            528
              Prepaids and other assets                                               (2,145)          (636)            35
              Accounts payable                                                        (1,630)        (1,381)           438
              Accrued compensation                                                       579            225            (32)
              Other accrued liabilities                                               (1,406)        (1,400)           110
                                                                                    --------       --------       --------
                Total adjustments                                                     (2,095)        (3,566)          (412)
                                                                                    --------       --------       --------
                Net cash (used in) provided by operating activities                    4,120         (1,250)           (48)
                                                                                    --------       --------       --------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Cash paid for acquisitions                                                      (37,407)             0              0
     Changes in short-term investments                                                     0            948            (34)
     Cash from acquired companies                                                        426          1,851            205
     Additions to property and equipment, net                                        (13,845)        (1,014)           (75)
     Cash surrender value of life insurance                                            1,150            (29)           (70)
     Other                                                                               410              0              0
                                                                                    --------       --------       --------
                Net cash provided by (used in) investing activities                  (49,266)         1,756             26
                                                                                    --------       --------       --------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from issuance of common stock, net of issuance costs                       276         56,599              6
     Short-term (repayments) borrowings                                               23,725        (15,871)           663
     Long-term (repayments) borrowings                                                (8,613)       (11,286)          (318)
     Purchase of treasury stock                                                          (90)             0              0
     Dividends paid                                                                        0              0             (9)
     Deferred loan costs and other                                                      (401)             0              0
                                                                                    --------       --------       --------
                Net cash provided by financing activities                             14,897         29,442            342
                                                                                    --------       --------       --------
NET CHANGE IN CASH AND CASH EQUIVALENTS                                              (30,249)        29,948            320

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                                          31,534          1,586          1,266
                                                                                    --------       --------       --------
CASH AND CASH EQUIVALENTS, END OF YEAR                                              $  1,285       $ 31,534       $  1,586
                                                                                    ========       ========       ========
SUPPLEMENTAL DISCLOSURES:
     Interest paid                                                                  $    883       $    964       $    746
                                                                                    ========       ========       ========
     Income taxes paid                                                              $  7,713       $  1,031       $    382
                                                                                    ========       ========       ========
NONCASH TRANSACTIONS:
     Common stock issued in acquisitions (Note 3)                                   $  7,707       $ 35,312       $  1,460
                                                                                    ========       ========       ========


              The accompanying notes are an integral part of these
                           consolidated statements.

                      INDUSTRIAL DISTRIBUTION GROUP, INC.
                                AND SUBSIDIARIES


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       DECEMBER 31, 1998, 1997, AND 1996


1.       BASIS OF PRESENTATION

         ORGANIZATION AND BUSINESS

         Industrial Distribution Group, Inc. ("IDG" or the "Company"), a Delaware corporation, was formed on February 12, 1997 to create a nationwide supplier of cost-effective, flexible procurement solutions for manufacturers and other users of maintenance, repair, operating, and production (MROP) products. The Company conducts business in 27 states and provides product expertise in the procurement and application of MROP products to a wide range of industries.

         BASIS OF PRESENTATION

         In September 1997, IDG completed an initial public offering of its common stock (NYSE: IDG) and, concurrent with the offering, acquired the following nine industrial distribution companies: Associated Suppliers, Inc., B&J Industrial Supply Company ("B&J"), Cramer Industrial Supplies, Grinding Supplies Company, J.J. Stangel Company, Shearer Industrial Supply Company, Slater Industrial Supply Company, The Distribution Group ("TDG") (formerly known as Industrial Distribution Group, Inc.), and Tri-Star Industrial Supply, Inc. (collectively referred to as the "Founding Companies"). The accompanying financial statements of IDG represent B&J (deemed to be the acquiring company under the provisions of the Securities and Exchange Commission's Staff Accounting Bulletin No. 97) for the three years ended December 31, 1998 and include the results of operations of the other eight Founding Companies since the effective date of the acquisitions. IDG merged with three companies in 1998 which were accounted for as poolings of interests. Accordingly, their results' of operations are included for all periods presented. Acquisitions made in 1998 using the purchase method of accounting were accounted for from their dates of acquisition.

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         PRINCIPLES OF CONSOLIDATION

         The consolidated financial statements include the accounts of the Company and all of its majority-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

         USE OF ESTIMATES

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

         CASH EQUIVALENTS

         The Company considers all short-term investments with original maturities of three months or less to be cash equivalents.

         ACCOUNTS RECEIVABLE

         An allowance for uncollectible accounts has been established based on the Company's collection experience and an assessment of the collectibility of specific accounts. The allowance amounted to $1,566,000 and $994,000 as of December 31, 1998 and 1997,
         respectively.

         INVENTORIES

         Inventories consist primarily of merchandise purchased for resale and are stated at the lower of cost or market value. Cost is determined on a First In First Out cost basis, and market is considered to be net realizable value.

         PROPERTY AND EQUIPMENT

         Property and equipment are recorded at cost, less accumulated depreciation. Expenditures for repairs and maintenance are charged to expense as incurred. Upon retirement or disposal of assets, the cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is recognized as other income (expense) in the consolidated statements of operations.

         Depreciation is computed using the straight-line method over the following estimated useful lives:

                  Buildings and improvements                   40 years
                  Leasehold improvements                       Life of related lease
                  Furniture, fixtures, and equipment           5-10 years
                  Computer hardware and software               5 years

         INTANGIBLE ASSETS

         Intangible assets consist primarily of goodwill, which is amortized using the straight-line method over a period not to exceed 40 years. The Company continually evaluates whether later events and circumstances have occurred that indicate the remaining balance of goodwill may not be recoverable. In evaluating possible impairment, the Company uses the most appropriate method of evaluation given the circumstances surrounding the particular acquisition, which has generally been an estimate of the related business unit's undiscounted operating income before interest and taxes over the remaining life of the goodwill.

         Additionally, $570,000 of the purchase price related to the Founding Companies was allocated to the value of integrated supply contracts which is included in intangible assets on the balance sheet and is amortized over 13 years.

         Amortization expense related to intangible assets for 1998, 1997, and 1996 was $833,000, $134,000, and $0, respectively. At December 31,
         1998 and 1997, accumulated amortization of intangible assets was $967,000 and $134,000, respectively.

         OTHER ASSETS

         Other assets as of December 31, 1998 and 1997 included the cash surrender values of executive life insurance policies totaling $396,000 and $1,422,000, respectively.

         INCOME TAXES

         The Company provides for income taxes in accordance with Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes." SFAS No. 109 requires recognition of deferred tax assets and liabilities using currently enacted tax rates.

         REVENUE RECOGNITION

         Revenue is recognized on sales of products at the time of shipment.

         COST OF SALES

         Cost of sales consists of the cost of materials purchased.

         FINANCIAL INSTRUMENTS

         The Company's carrying value of financial instruments (cash, trade receivables, accounts payable, accrued liabilities, and debt) approximates fair value due to the short maturity of those instruments. Credit risk on trade receivables is minimized by the large and diverse nature of the Company's customer base. No one customer represented more than 10% of the Company's accounts receivable or sales for the periods presented. The Company's international sales represent less than 5% of sales for the periods presented.

         SOFTWARE COSTS

         Software costs are capitalized and amortized over the expected useful life of three to five years. It is the Company's policy to capitalize all of the internal and external costs associated with developing and implementing software.

         RECLASSIFICATIONS

         Certain reclassifications have been made to 1997 and 1996 amounts to conform to the current year presentation.

         NEW ACCOUNTING PRONOUNCEMENTS

         In 1997, the Financial Accounting Standards Board (FASB) issued SFAS No. 130, "Reporting Comprehensive Income," which establishes standards for the reporting of comprehensive income in a company's financial statements. Comprehensive income includes all changes in a company's equity during the period that result from transactions and other economic events other than transactions with its stockholders. SFAS No. 130 was effective for the year beginning January 1, 1998. For the Company, comprehensive income equals net income.

         In June 1997, the FASB issued SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information," which requires that an enterprise disclose certain information about operating segments. SFAS No. 131 was effective for financial statements for the Company's year ended December 31, 1998. SFAS No. 131 did not require additional disclosure or revision of prior disclosures. The Company considers its entire business as one operating segment for purposes of SFAS No.131.

         In February 1998, the FASB issued SFAS No.132, "Employer's Disclosure about Pensions and Other Postretirement Benefits" which requires disclosure of additional information about the cost and financial status of pension and Postretirement plans. SFAS No.132 was effective for financial statements for the Company's year ended December 31, 1997. SFAS No.132 did not require any significant disclosure or revision of prior disclosures.

         In June 1998, the FASB issued SFAS No.133, "Accounting for Derivative Instruments and Hedging Activities" which addresses the accounting for derivative instruments. SFAS No.133 is effective for financial statements for the Company's fiscal quarters beginning after July 1, 1999. The Company does not expect SFAS No. 133 will have a significant effect on its current financial reporting.

3.       INITIAL PUBLIC OFFERING AND ACQUISITIONS

         On September 24, 1997, the Company sold 3,795,000 shares of common stock to the public at $17 per share (the "Offering"). The net proceeds to the Company from the Offering (after deducting underwriting commissions and offering expenses) were $56.6 million. Of this amount, $25.1 million was used to reduce the Founding Companies' indebtedness under their lines of credit.

         The consideration for the acquisitions of the Founding Companies consisted of the Company's common stock. A total of 3,330,224 shares of company common stock were issued to the stockholders of the Founding Companies. These stockholders have contractually agreed with the Company not to offer, sell, or otherwise dispose of any of these shares for a minimum period of two years after the Offering. The fair value of these shares reflects this restriction.

         The closing of the acquisitions and the Offering occurred on September 29, 1997. For accounting purposes, however, September 24, 1997 has been established as the effective date of the acquisitions because management has determined that effective control of the operations of the Founding Companies transferred to IDG on that date.

         The acquisitions were accounted for using the purchase method of accounting. The allocations of purchase price to the assets acquired and liabilities assumed of the Founding Companies have been recorded based on the fair value as follows (in thousands):

                 Working capital, net                                           $ 26,798
                 Property and equipment                                            7,664
                 Integrated supply contracts                                         570
                 Goodwill                                                         19,144
                 Other assets                                                      2,075
                 Liabilities assumed                                             (20,939)
                                                                                --------
                                                                                $ 35,312
                                                                                ========

         During 1998, IDG merged with three companies, Northern Tool & Supply, Continental Air Tools, Inc., d/b/a Continental-McLaughlin, and Hawley Industrial Supplies, Inc. (collectively referred to as the "Pooled Companies"). These mergers were accounted for using the pooling-of-interests method of accounting. The Company's financial statements include the results of operations for the Pooled Companies for all periods presented. IDG issued 618,559 shares in these pooling-of-interests transactions.

         During 1998, the Company acquired 14 companies that were accounted for using the purchase method of accounting. The allocation of purchase price to the assets acquired and liabilities assumed of those acquisitions have been recorded based on the preliminary estimates of fair value as follows (in thousands);

                 Working capital, net                                           $ 15,373
                 Property and equipment                                            3,853
                 Goodwill                                                         33,931
                 Other assets                                                        817
                 Liabilities assumed                                              (8,860)
                                                                                --------
                                                                                $ 45,114
                                                                                ========

4.       PROPERTY AND EQUIPMENT

         Property and equipment, including capitalized interest consisted of the following at December 31, 1998 and 1997 (in thousands):

                                                                 1998             1997
                                                               --------         --------

                 Land, building, and improvements              $ 12,155         $  5,345
                 Leasehold improvements                           2,059            1,846
                 Furniture, fixtures, and equipment               7,867            4,637
                 Computer hardware and software                   3,668            2,026
                 Software development                             4,352               --
                                                               --------         --------
                                                                 30,101           13,854
                 Less accumulated depreciation                   (5,482)          (3,944)
                                                               --------         --------
                 Property and equipment, net                   $ 24,619         $  9,910
                                                               ========         ========

         Depreciation expense totaled $2,597,000, $866,000, and $311,000 for the years ended December 31, 1998, 1997, and 1996, respectively.

5.       REVOLVING CREDIT FACILITIES

         In December 1998, the Company entered into a $125,000,000 revolving credit facility with a six-bank syndicate. The facility has a three-year term, bears interest at either the bank's corporate base rate or a Eurodollar rate plus applicable margins, and has a first security interest in the capital stock of the Company's business units. The agreement provides that the facility be used for operations and acquisitions and provides $10,000,000 each for swinglines and letters of credit. There is an annual commitment fee on the unused portion of the facility equal to between 20 and 30 basis points of the average daily unused portion of the aggregate commitment depending on the indebtedness to adjusted EBITDA ratio. This fee amounted to $142,000 and $8,000 in 1998 and 1997, respectively. This agreement amended the December 1997 agreement for $75,000,000. The amounts outstanding under this facility at December 31, 1998 and 1997 were $34,000,000 and $0, respectively, which have been classified as current liabilities. Additionally, the Company has outstanding an issued letter of credit for $2,081,000. The revolving credit facility contains various covenants pertaining to maintenance of certain financial relationships. These covenants include requirements for interest coverage, cash flow, and net worth, among other restrictions. The covenants also prohibit the payment of dividends. The Company was in compliance with these covenants as of December 31, 1998 and 1997.

         The Company has available additional lines of credit of $3,250,000 of which $1,761,000 was drawn on these lines at December 31, 1998. The lines bear interest at rates that are prime to prime minus 1.25% and are partially secured by floor planned equipment.

         Concurrent with the Offering, the Company obtained loan availability through a line of credit of one of the acquired business units. This loan was originally obtained in November 1993 and amended in March 1996. The loan availability under the line of credit was determined by a formula based on trade accounts receivable and merchandise inventory, not to exceed $15,000,000. As of December 31, 1997, the Company had $1,111,000 drawn on this line of credit. The line was secured by trade accounts receivable, merchandise inventory, intangibles, and other assets. The principal balance was paid in full and the line closed in March 1998.

         Additionally, the Company had available $7,250,000 through various lines of credit during 1997. As of December 31, 1997, the Company had $4,725,000 drawn against these lines of credit. The various lines of credit were paid and the lines closed at various dates during 1998.

6.       LONG-TERM DEBT

         At December 31, 1998 and 1997, long-term debt consisted of the following (in thousands):

                                                                                  1998          1997
                                                                                 ------        ------

        9.75% mortgage payable, due in monthly installments of
        $15,036, including interest, through July 1999, at which time remaining principal and interest are due; secured by a building
        with a net book value of approximately $2.3 million                      $1,552        $1,573

                                                                                  1998          1997
                                                                                -------       -------

        Notes payable due to various parties through 2008, bearing
        interest between 7% and 10.40%                                              978         1,148

        Commercial mortgage note payable to bank, due January 1999,
        payable in monthly installments of $4,580, plus interest at 8%              323             0

        Commercial mortgage note payable to bank, due February 2000,
        payable in monthly installments of $1,525, plus interest at 8.5%            144             0

        Note payable to bank, due February 1999, payable in monthly installments of $11,500, plus interest at prime plus .25%;
        collateralized by inventory, property and equipment, and
        accounts receivable and guaranteed by the stockholders of the
        Company                                                                       0         1,251

        Commercial mortgage note payable to bank, due July 2022,
        payable in monthly installments of $2,500, plus interest at prime plus .75%
                                                                                      0           622

        Note payable to officer, due June 30, 1999, bearing interest at
        7%                                                                            0           128

        Demand note payable to stockholder, bearing interest at 6%                    0           169

        Other                                                                       941           926
                                                                                -------       -------
                  Total long-term debt                                          $ 3,938       $ 5,817

        Less current portion                                                     (2,278)         (781)
                                                                                -------       -------
                  Total long-term debt, less current portion                    $ 1,660       $ 5,036
                                                                                =======       =======

        Maturities of long-term debt as of December 31, 1998 are as follows (in thousands):

                      1999                              $2,278
                      2000                                 474
                      2001                                 205
                      2002                                 155
                      2003                                 122
                      Thereafter                           704
                                                        ------
                                                        $3,938
                                                        ======

7.       CAPITAL STOCK

         PREFERRED STOCK

         Pursuant to the Company's certificate of incorporation, the board of directors, from time to time, may authorize the issuance of shares of preferred stock in one or more series; may establish the number of shares to be included in any such series; and may fix the designations, powers, preferences, and rights (including voting rights) of the shares of each such series and any qualifications, limitations, or restrictions thereon. No stockholder authorization is required for the issuance of shares of preferred stock unless imposed by then-applicable law. Shares of preferred stock may be issued for any general corporate purposes, including acquisitions. The board of directors may issue one or more series of preferred stock with rights more favorable with regard to dividends and liquidation than the rights of holders of common stock.

         COMMON STOCK

         Options to purchase 409,825 shares of common stock at $17 were granted on September 24, 1997. During 1998, options to purchase 200,694 shares of common stock at $7.12 to $19 were granted. Options are included in the computation of diluted EPS where the options' exercise price was less than the average market price of the common shares during the year. The dilutive effect of these stock options outstanding during 1998 and 1997 added 30,948 and 24,372 shares respectively to the weighted average common shares outstanding for purposes of calculating diluted EPS. During 1998, options where the exercise price exceeded the average market price of the common shares totaled 511,095. The options expire ten years from the date of grant and vest ratably over a three-to-four year period. No options or other dilutive securities were outstanding during 1996.

         At December 31, 1998, the Company has two stock-based compensation plans, which are described below. The Company applies APB Opinion No. 25 and related interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized for its stock incentive plan and its employee stock purchase plan. Had compensation cost for the Company's stock-based compensation plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method established in SFAS No. 123, the Company's net income and EPS would have been reduced to the pro forma amounts indicated below (in thousands, except per share data):

                                             1998         1997         1996
                                            ------       ------       ------

              Net income:
                 As reported                $6,215       $2,316       $  364
                 Pro forma                   5,570        2,002          364
              Basic EPS:
                 As reported                $ 0.75       $ 0.71       $ 0.25
                 Pro forma                    0.67         0.61         0.25
              Diluted EPS:
                 As reported                $ 0.75       $ 0.71       $ 0.25
                 Pro forma                    0.67         0.61         0.25

         The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions: risk-free interest rate between 4.72% and 5.82%, an expected life of four to eight years; volatility of 49%, dividend yield of 0%. The total value of options granted in 1998, 1997, and 1996 was $1,983,000, $3,696,000, and $0, respectively.

         STOCK INCENTIVE PLAN

         In July 1997, the Company adopted its stock incentive plan to provide key employees, officers, and directors an opportunity to own common stock of the Company and to provide incentives for such persons to promote the financial success of the Company. Awards under the stock incentive plan may be structured in a variety of ways, including "incentive and nonqualified stock options," shares of common stock subject to terms and conditions set by the board of directors ("restricted stock awards"), and stock appreciation rights ("SARs"). Incentive stock options may be granted only to full-time employees (including officers) of the Company and any subsidiaries. Nonqualified options, restricted stock awards, SARs, and other permitted forms of awards may be granted to any person employed by or performing services for the Company, including directors. The stock incentive plan provides for the issuance of an aggregate number of shares of common stock equal to 15% of the Company's diluted shares of common stock outstanding from time to time, subject to the issuance of a maximum of 1,000,000 shares pursuant to incentive stock options.

         Incentive stock options are also subject to certain limitations prescribed by the Internal Revenue Code and may not be exercised for more than five years from the stated grant date. The board of directors of the Company (or a committee designated by the board) generally has discretion to set the terms and conditions of options and other awards, including the term, exercise price, and vesting conditions, if any; to select the persons who receive such grants and awards; and to interpret and administer the stock incentive plan.

         A summary of the status of the stock incentive plan as of December 31, 1998 and 1997 and changes during the year then ended is presented below:

                                                                                 SHARES         EXERCISE PRICE
                                                                                 -------        --------------
              Fixed options:
                   Outstanding at January 1, 1997                                      0            $ 0.00
                       Granted                                                   409,825            $17.00
                                                                                 -------            ------
                   Outstanding at January 1, 1998                                409,825            $17.00
                       Granted                                                    79,360            $19.00
                       Granted                                                     4,000            $18.00
                       Granted                                                    30,000            $11.44
                       Granted                                                    67,134            $ 7.31
                       Granted                                                    20,200            $ 7.12
                       Forfeitures                                               (12,090)
                                                                                 -------            ---------------
                   Outstanding at December 31, 1998                              598,429            $ 7.12 - $19.00
                                                                                 =======            ===============

              Options exercisable at end of year                                 115,352            $ 7.12 - $19.00
                                                                                 =======            ===============

              Weighted average remaining contractual life                        9.3 years

         EMPLOYEE STOCK PURCHASE PLAN

         In 1997, the Company adopted an employee stock purchase plan (the "Stock Purchase Plan") under which qualified employees of the Company and its subsidiaries have the right to purchase shares of common stock on a quarterly basis through payroll deductions by the employee. The Stock Purchase Plan is administered by the compensation committee of the Company's board of directors. The price paid for a share of common stock under the plan is 85% of the fair market value (as defined in the Stock Purchase Plan) of a share of common stock at the beginning or the end of each quarterly purchase period, whichever is lower. The amount of any participant's payroll deductions or cash contributions made pursuant to the Stock Purchase Plan may not exceed 10% of such participant's total annual compensation and may not exceed $25,000 per year. A maximum of 500,000 shares of common stock may be issued under the Stock Purchase Plan. The Stock Purchase Plan may be terminated or amended by the Company's board of directors.

8.       INCOME TAXES

         The provision for income taxes includes income taxes deferred because of temporary differences between financial statement and tax bases of assets and liabilities and consisted of the following for the years ended December 31, 1998, 1997, and 1996 (in thousands):

                                                      1998          1997         1996
                                                     ------        ------       ------

              Current                                $4,267        $1,869       $  626
              Deferred                                 (336)         (615)        (499)
                                                     ------        ------       ------
                       Total provision               $3,931        $1,254       $  127
                                                     ======        ======       ======

         The provision for income taxes for the years ended December 31, 1998, 1997, and 1996 differs from the amount computed by applying the statutory rate of 34% due to the following (in thousands):

                                                       1998         1997         1996
                                                     ------        ------       ------

     Tax at federal statutory rate                   $3,450        $1,214       $  167
     Nondeductible expenses                              61            35           29
     Tax-exempt interest income                           0           (11)         (10)
     Goodwill amortization                              318            47            0
     State income tax, net of federal benefit           426           104            0
     Cash surrender value of life insurance               0             3          (23)
     Change in tax rates                               (119)            0            0
     Other                                             (205)         (138)         (36)
                                                     ------        ------       ------
              Provision for income taxes             $3,931        $1,254       $  127
                                                     ======        ======       ======

         Deferred taxes are recorded based on differences between the financial statement and tax bases of assets and liabilities. Temporary differences which give rise to a significant portion of deferred tax assets and liabilities at December 31, 1998 and 1997 are as follows (in thousands):

                                                                          1998         1997
                                                                        -------      -------

              Deferred tax assets:
                   Allowance for doubtful accounts                      $   626      $   351
                   Accrued employee benefits                                443          231
                   Capitalized inventory costs                              474          309
                   Inventory allowance                                    2,958        1,927
                   Accrued liabilities                                    1,599          828
                   Net operating loss carryforward                          239          241
                   Other                                                    186          164
                                                                        -------      -------
                                                                        $ 6,525      $ 4,051
                                                                        -------      -------
              Deferred tax liabilities:
                   Book over tax depreciation                           $  (126)     $   (50)
                   Prepaid expenses                                         (61)          (5)
                   Intangible integrated supply contract                   (206)        (206)
                   Step-up in asset basis                                  (975)        (917)
                   Section 481--LIFO                                       (523)        (584)
                   Other                                                     (2)         (97)
                                                                        -------      -------
                                                                         (1,893)      (1,859)
                                                                        -------      -------
                       Net deferred tax assets                          $ 4,632      $ 2,192
                                                                        =======      =======

         The Company has net operating loss carryforwards for federal income tax purposes of approximately $598,000 as of December 31, 1998, which expire 2008 through 2010. The utilization of the related available deferred tax asset of $239,000 at December 31, 1998 is subject to certain limitations of the Internal Revenue Code Section 382.

9.       COMMITMENTS AND CONTINGENCIES

         OPERATING LEASES

         The Company leases certain warehouse and office facilities as well as certain vehicles and office equipment under operating leases. Management expects that in the normal course of business, leases that expire will be renewed or replaced by other leases.

         The minimum future rental payments, net of sublease revenues, under all leases as of December 31, 1998 were as follows (in thousands):

                                1999                             $ 3,846
                                2000                               2,999
                                2001                               2,298
                                2002                               2,103
                                2003                               1,678
                                Thereafter                         2,262
                                                                 -------
                                                                 $15,186
                                                                 =======

         During the years ended December 31, 1998, 1997, and 1996, rental expense under operating leases totaled $3,595,000, $1,196,000, and $665,000, respectively.

         LITIGATION

         In February 1999, TDG settled the previously reported lawsuit that had been filed in 1996 by Milliken & Company, a textile manufacturer and customer of TDG, against a manufacturer of an industrial product and TDG in the Superior Court of Troop County, Georgia, Civil Action No.96-CV-964. The settlement was achieved within the limits of TDG's insurance coverage.

         On December 22, 1997, TDG brought an action in DeKalb County Superior Court, Georgia, File No. 97-14388-4, against a former stockholder under the Georgia dissenters' rights provisions of the Georgia Business Corporation Code (the "GBCC"). This former stockholder of TDG had exercised his rights pursuant to the GBCC to dissent from the merger of TDG with the Company. In accordance with the GBCC, TDG offered to pay the former stockholder $4.2 million for his interest in TDG. The former stockholder rejected that offer and demanded payment of $9 million. TDG brought this action to seek a judicial determination of the value of his interest in TDG as of the time of the merger. The proceeding is in discovery, and it is not possible to predict the outcome at this time.

         The Company is subject to various claims and legal actions which arise in the ordinary course of business. The Company believes that the ultimate resolution of such matters, including those identified above, will not have a material adverse effect on the Company's financial position or results of operations.

         INSURANCE

         One of the Founding Companies had a self-insured health insurance plan during 1998 and 1997. Estimated accruals for reported and unreported claims are funded through a VEBA trust. The balance of this trust was approximately $163,000 and $414,000 as of December 31, 1998 and 1997, respectively, and represents management's best estimate of its liability as of the end of each year. Revisions to estimated accruals are recorded in the period in which they become known.

         EMPLOYMENT AGREEMENTS

         Included in the employment agreements of the Company's two executive officers and each of the presidents of its business units is a change-of-control provision. Upon certain changes in the majority stockholders or board of directors, the executive officers and the business unit presidents may elect to receive a cash payment equal to the present value of their base salary for two years.

10.      SAVINGS PLANS

         Beginning January 1, 1989, B&J established a 401(k) savings plan (the "Plan") for the Company's nonunion employees under which participants may contribute up to 10% of their compensation. Employees over age 21 with more than one year of service who are not covered by a union plan are eligible for participation in the Plan. During 1996, the Company made contributions to the Plan equivalent to 5% of eligible participants' salaries. The Company's contributions totaled $149,000 during 1996. As a result of the acquisition of the other Founding Companies, the Company had a total of eight 401(k) and profit sharing plans in effect since

         September 24, 1997. In addition to these eight plans, each of the Pooled Companies maintained a 401(k) or savings plan. Total company contributions to 401(k) and savings plans during 1997 were $297,000.

         Effective January 1, 1998, all existing 401(k) plans were merged into one new plan (the "New Plan"). All employees who are age 21 or older and have completed one year of service are eligible to participate in the New Plan. Once eligibility requirements are met, employees may join the New Plan on a quarterly basis. Employees may contribute between 1% and 15% of their compensation to the New Plan, subject to tax law limitations. For 1998, the Company matched 25% of the employee contribution up to a maximum of 1 1/2% of the employees' salary.

         Of the companies acquired in 1998, thirteen had 401(k) plans at the date of acquisition. Eleven of these plans will be merged into the Company's 401(k) plan as soon as practicable. Total company contributions to 401(k) plans during 1998 were $524,000.

11.      RELATED-PARTY TRANSACTIONS

         B&J was obligated to a retired officer to provide monthly payments of $10,000 over his remaining life or, in the event he predeceases his spouse, over the life of the spouse. As of December 31, 1996, B&J had accrued $1,133,000, discounted at a 10% annual interest rate to cover the cost of this obligation. The Company made a lump-sum payment of $1.1 million during 1997 for relief from its obligation through 2012. If either the retired officer or his spouse is surviving as of January 2013, monthly payments of $10,000 shall resume. In addition, the Company agreed to pay 75% of the health and dental insurance costs of the retired officer and his spouse until their deaths.

         The Company leases facilities from various related parties. Rental expense recognized under these leases was $737,000 for the year ended December 31, 1998. Related party rental expense for the years ended December 31, 1997 and 1996 was $149,000 and $82,000, respectively.

12.      PRO FORMA COMBINED FINANCIAL INFORMATION (UNAUDITED)

         The following pro forma combined financial information for the two years ended December 31, 1998 includes the results of B&J (deemed to be the financial acquiror) combined with the other eight Founding Companies and the companies acquired in 1998, as if the acquisitions had occurred on January 1 of each respective period. This pro forma combined financial information includes the effects of (a) the acquisitions, (b) the Offering, (c) amortization of goodwill resulting from the acquisitions, (d) elimination of interest expense for the debt that was paid from the offering proceeds, and (e) provision for income taxes at 40%, even though several of the acquired companies had Chapter S corporate tax status.

         The EPS amounts are based on 8,556,211 and 8,536,947 shares deemed to be outstanding for the periods ended December 31, 1998 and 1997, respectively. The net income amounts include estimates of the federal and state taxes that would have been applicable to the Company had the acquisitions occurred at the beginning of each respective period. The underlying tax rates differ from statutory federal and state rates primarily because amortization of goodwill related to the acquisitions is not deductible for tax purposes.

         The pro forma combined financial information does not purport to represent what the Company's financial position or results of operations would actually have been if such transactions and events in fact had occurred on those dates or to project the Company's results of operations for any future period. (In thousands, except for per share amounts.)

                                                              1998             1997
                                                            --------        --------

              Net sales                                     $577,864        $531,386
                                                            ========        ========

              Net income                                    $  6,899        $  5,952
                                                            ========        ========

              Diluted earnings per share                    $   0.81        $   0.70
                                                            ========        ========

13.      INTERIM FINANCIAL INFORMATION (UNAUDITED)

         The following table sets forth certain quarterly financial data for the periods indicated (in thousands, except for per share amounts):

                                           FIRST        SECOND         THIRD        FOURTH
                                          QUARTER       QUARTER       QUARTER       QUARTER
                                         ---------     ---------     ---------     ---------
               1998:
                    Net sales            $  89,763     $ 106,638     $ 119,888     $  121,321
                    Gross profit            20,925        23,916        27,620         27,964
                    Net income               1,376         1,700         1,712          1,427
                    Diluted EPS          $    0.17     $    0.21     $    0.20     $     0.17

               1997:
                    Net sales            $  19,444     $  20,669     $  27,182     $   85,923
                    Gross profit             4,299         4,888         6,279         20,026
                    Net income                 184           521           653            958
                    Diluted EPS*         $    0.12     $    0.35     $    0.31     $     0.12

                *The sum of the diluted EPS for 1997 by quarter does not agree with the amount disclosed on the statement of operations due to the weighted average effect of the shares issued in the Offering and to the Founding Companies late in the third quarter of 1997.

                      INDUSTRIAL DISTRIBUTION GROUP, INC.
                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996



                                                                 Additions
                                                         --------------------------
                                         Balance at      Charged to      Charged to                        Balance at
                                        Beginning of     Costs and         Other                             End of
          Description                      Period         Expenses       Account (2)      Deductions (1)     Period
------------------------------          ------------     ----------      -----------      --------------   ----------

Year ended December 31, 1998:
    Allowance for doubtful                   994             607             284              319             1566
    accounts

Year ended December 31, 1997:
    Allowance for doubtful                   240             348             441               35              994
    accounts

Year ended December 31, 1996:
    Allowance for doubtful                   184              83               0               27              240
    accounts


----------------------------
(1) Deductions represent the write off of uncollectable receivables, net of recoveries.
(2) Reserves acquired in connection with the acquisition of the Founding Companies in 1997 and 1998.

\
                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(a) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Atlanta, State of Georgia, on the 30th day of March, 1999.

                   INDUSTRIAL DISTRIBUTION GROUP, INC.



                   By: /s/ Richard M. Seigel
                       --------------------------------------------------------
                       Richard M. Seigel
                       Chairman of the Board and Acting Chief Executive Officer


         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Company in the capacities set forth and on the 30th day of March, 1999.

                         Signature                                               Position
                         ---------                                               --------


/s/ Richard M. Seigel
-------------------------------------------------------      Chairman of the Board and Acting Chief Executive
Richard M. Seigel                                            Officer and President (Principal Executive Officer)

/s/ Jack P. Healey
-------------------------------------------------------      Senior Vice President, Chief Financial Officer, and
Jack P. Healey                                               Secretary (Principal Financial and Accounting Officer)

/s/ David K. Barth
-------------------------------------------------------      Director
David K. Barth

/s/ William J. Burkland
-------------------------------------------------------      Director
William J. Burkland

/s/ William R. Fenoglio
-------------------------------------------------------      Director
William R. Fenoglio

/s/ William T. Parr
-------------------------------------------------------      Director
William T. Parr

/s/ George L. Sachs, Jr.
-------------------------------------------------------      Director
George L. Sachs, Jr.

/s/ Andrew B. Shearer
-------------------------------------------------------      Director
Andrew B. Shearer

/s/ Douglass C. Smith
-------------------------------------------------------      Director
Douglass C. Smith