Form 10-Q
period 1999-03-31
INDUSTRIAL DISTRIBUTION GROUP INC
filed 1999-05-14
CIK 1042351

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM


                  ____________________ TO ____________________


                        COMMISSION FILE NUMBER 001-13195


                       INDUSTRIAL DISTRIBUTION GROUP, INC.
             (Exact name of registrant as specified in its charter)

Delaware                                                       58-2299339
(State or other jurisdiction of                                (I.R.S. Employer Identification No.)
incorporation or organization)

          950 East Paces Ferry Road, Suite 1575 Atlanta, Georgia 30326
             (Address of principal executive offices and zip code)

                                 (404) 949-2100
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

Shares outstanding of the issuer's Common Stock at March 31, 1999: 8,500,591 shares of Common Stock, $0.01 par value share.

                                      INDEX

                       INDUSTRIAL DISTRIBUTION GROUP, INC.


PART I. Financial Information

   ITEM 1.                       Financial Statements (Unaudited)

                                 Consolidated Balance Sheets at March 31, 1999 and December 31, 1998

                                 Consolidated Statements of Operations for the three months ended March 31,
                                 1999 and 1998

                                 Consolidated Statements of Cash Flows for the three months ended March 31,
                                 1999 and 1998

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

   ITEM 6.                       Exhibits and Reports on Form 8-K

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                       INDUSTRIAL DISTRIBUTION GROUP, INC.
                           CONSOLIDATED BALANCE SHEETS
                        (In thousands except share data)
                                   (Unaudited)
                                    (Note 1)

                                     ASSETS

                                                                               MARCH 31,    DECEMBER 31,
                                                                                 1999          1998
                                                                                 ----          ----
CURRENT ASSETS:
Cash and Cash Equivalents                                                      $  3,626      $  1,285
Accounts Receivable, net                                                         67,244        57,459
Inventory, net                                                                   61,432        60,949
Deferred tax assets                                                               5,516         5,516
Prepaid and Other Current Assets                                                  7,523         7,919
                                                                               --------      --------
 TOTAL CURRENT ASSETS                                                           145,341       133,128

Property and Equipment, net                                                      29,271        24,619
Intangible Assets, net                                                           51,969        51,880
Other Assets                                                                      1,597         1,838
                                                                               --------      --------
 TOTAL ASSETS                                                                  $228,178      $211,465
                                                                               ========      ========

LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Short Term Debt                                                                $  2,133      $  4,039
Accounts Payable                                                                 41,457        40,342
Accrued Compensation                                                              3,047         3,772
Other Accrued Liabilities                                                         4,458         3,986
                                                                               --------      --------
 TOTAL CURRENT LIABILITIES                                                       51,095        52,139

Long-Term Debt                                                                   52,879        35,660
Deferred Income Tax                                                                 883           884
Other Long-Term Liabilities                                                       9,138         9,187
                                                                               --------      --------
  TOTAL LIABILITIES                                                             113,995        97,870

STOCKHOLDERS' EQUITY:
Common Stock, par value $.01 per share, 50,000,000 shares authorized;
 8,507,364 shares issued and 8,500,591 shares outstanding in 1999;
 8,484,953 shares issued and 8,478,180 shares outstanding in 1998                    85            85


Additional Paid-In Capital                                                       97,250        97,182
Retained Earnings                                                                16,848        16,328
                                                                               --------      --------

Total Stockholders' Equity                                                      114,183       113,595
                                                                               --------      --------


  TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                                     $228,178      $211,465
                                                                               ========      ========

The accompanying notes are an integral part of these financial statements.

                       INDUSTRIAL DISTRIBUTION GROUP, INC
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                        (In thousands, except share data)
                                   (Unaudited)

                                                        THREE MONTHS ENDED
                                                             MARCH 31,
                                                       1999              1998
                                                       ----              ----
                                                                      * Restated
NET SALES.......................................   $   135,895       $    89,763
COST OF SALES...................................       105,783            68,838
                                                   -----------       -----------
  Gross profit..................................        30,112            20,925

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES....        28,740            18,815
                                                   -----------       -----------
  Income from operations........................         1,372             2,110

INTEREST EXPENSE................................           634               294

OTHER INCOME....................................          (136)             (486)
                                                   -----------       -----------


INCOME BEFORE INCOME TAXES......................           874             2,302

PROVISION FOR INCOME TAXES......................           354               926
                                                   -----------       -----------

NET INCOME......................................   $       520       $     1,376
                                                   ===========       ===========

BASIC EARNINGS PER SHARE........................   $       .06       $       .17
                                                   ===========       ===========

DILUTED EARNINGS PER SHARE......................   $       .06       $       .17
                                                   ===========       ===========

WEIGHTED AVERAGE SHARES OUTSTANDING (Basic).....     8,497,418         7,944,943
                                                   ===========       ===========

WEIGHTED AVERAGE SHARES OUTSTANDING (Diluted)...     8,497,418         8,003,104
                                                   ===========       ===========

*Restated for acquisitions accounted for under the pooling-of-interests method.

The accompanying notes are an integral part of these financial statements.

                       INDUSTRIAL DISTRIBUTION GROUP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (In Thousands) (Unaudited)

                                                                       Three Months Ended
                                                                            March 31,
                                                                       1999           1998
                                                                       ----           ----
                                                                                    *Restated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income........................................................   $    520       $  1,376
                                                                     --------       --------

Adjustments to reconcile net income to net cash provided by
(used in)
  Operating activities:
    Depreciation and amortization.................................      1,127            600
    Benefit for deferred taxes....................................         (1)             0
    Loss (gain) on disposal of equipment..........................        (21)             4
    Loss (gain) on sale of investments............................          0             (6)
    Changes in operating assets and liabilities:
        Accounts receivable, net..................................     (9,574)        (3,165)
        Inventories, net..........................................       (483)           (69)
        Prepaid and other assets..................................        499           (464)
        Accounts payable..........................................        736          2,146
        Accrued compensation......................................       (777)           124
        Deferred loan costs.......................................         52            (23)
        Other accrued liabilities.................................        528             36
                                                                     --------       --------
           Total adjustments......................................     (7,914)          (817)
                                                                     --------       --------
           Net cash  (used in) provided by operating activities...     (7,394)           559


CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property and equipment, net........................     (6,117)        (2,377)
  Proceeds from the sale of property and equipment................        498              0
  Cash paid in acquisitions.......................................          0         (1,126)
  Purchase of investments.........................................        (30)            (3)
  Deposits........................................................       (101)            (3)
  Cash surrender value of life insurance..........................          0            611
  Cash from acquired  companies...................................          0              3
  Proceeds from sale of investments...............................         33              0
                                                                     --------       --------
           Net cash used in investing activities..................     (5,717)        (2,895)
                                                                     --------       --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of common stock..........................         96             86
  Short term repayments...........................................        (41)        (2,059)
  Long-term (repayments) borrowings...............................     15,403           (123)
  Adjustments to conform year ends of certain pooled companies....         (6)            (4)
                                                                     --------       --------
           Net cash provided by (used in) financing activities....     15,452         (2,100)
                                                                     --------       --------
NET CHANGE IN CASH AND CASH EQUIVALENTS...........................      2,341         (4,436)

CASH AND CASH EQUIVALENTS, beginning of period....................      1,285         31,534
                                                                     ========       ========

CASH AND CASH EQUIVALENTS, end of period..........................   $  3,626       $ 27,098
                                                                     ========       ========

Supplemental Cash Flow Information:
  Cash Paid for Interest..........................................   $    296       $    180
                                                                     ========       ========

  Cash Paid for Income Taxes......................................   $    534       $  1,497
                                                                     ========       ========

*Restated for acquisitions accounted for under the pooling-of- interests method.

The accompanying notes are an integral part of these financial statements

INDUSTRIAL DISTRIBUTION GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 1999

Industrial Distribution Group, Inc. ("IDG" or the "Company"), a Delaware corporation, was formed on February 12, 1997 to create a nationwide supplier of cost-effective, flexible procurement solutions for manufacturers and other users of maintenance, repair, operating, and production (MROP) products. The Company conducts business in 28 states and provides product expertise in the procurement and application of MROP products to a wide range of industries.

1.       BASIS OF PRESENTATION

IDG merged with three companies in 1998 which were accounted for as poolings-of-interests. Accordingly, their results of operations are included for all periods presented. Acquisitions made in 1998 using the purchase method of accounting are included from their respective dates of acquisition.

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

The interim statements should be read in conjunction with the Company's financial statements and notes thereto, included in its annual report on form 10-K, for the fiscal year ended December 31, 1998, Commission File Number 001-13195.

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

There were no significant changes in the accounting policies of the Company during the periods presented.

3.       ACQUISITIONS

There were no acquisitions during the first quarter of 1999.

4.       CREDIT FACILITY

In December 1998, the Company entered into a $125,000,000 revolving credit facility with a six-bank syndicate. The facility has a three-year term, bears interest at either the bank's corporate base rate or a Eurodollar rate plus applicable margins, and has a first security interest in the capital stock of the Company's business units. The agreement provides that the facility be used for operations and acquisitions and provides $10,000,000 each for swinglines and letters of credit. There is an annual commitment fee on the unused portion of the facility equal to between 20 and 30 basis points of the average daily unused portion of the aggregate commitment, depending on the indebtedness to adjusted EBITDA ratio. This fee amounted to $42,000 and 0 in the periods ending March 31, 1999 and 1998 respectively. This agreement amended the December 1997 agreement for $75,000,000. The amounts outstanding under this facility at March 31, 1999 and 1998 were 49,000,000 and 0 respectively. Additionally, the Company has outstanding a letter of credit, issued under this facility for $2,081,000 as of March 31, 1999. The revolving credit facility contains various covenants pertaining to maintenance of certain financial relationships. These covenants include requirements for interest coverage, cash flow, and net worth, among other restrictions. The covenants also prohibit the payment of dividends. The Company was in compliance with these covenants as of March 31, 1999.

5.       CAPITAL STOCK

During the first quarter of 1999, the Company issued 22,411 shares of its common stock through its employee stock purchase plan.


6.       COMMITMENTS AND CONTINGENCIES

On December 22, 1997, The Distribution Group ("TDG")(formally known as Industrial Distribution Group, Inc), one of the companies acquired concurrent with the initial public offering of IDG's common stock, brought an action in DeKalb County Superior Court, Georgia, File No. 97-14388-4, against a former stockholder under the Georgia dissenters' rights provisions of the Georgia

Business Corporation Code (the "GBCC"). This former stockholder of TDG had exercised his rights pursuant to the GBCC to dissent from the merger of TDG with the Company. In accordance with the GBCC, TDG offered to pay the former stockholder $4.2 million for his interest in TDG. The former stockholder rejected that offer and demanded payment of $9 million. TDG brought this action to seek a judicial determination of the value of his interest in TDG as of the time of the merger. The proceeding is in discovery, and it is not possible to predict the outcome at this time.

The Company is subject to various claims and legal actions which arise in the ordinary course of business. The Company believes that the ultimate resolution of such matters, including that identified above, will not have a material adverse effect on the Company's financial position or results of operations.

7.       NEW PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which addresses the accounting for derivative instruments. SFAS No. 133 is effective for financial statements for the Company's fiscal quarters beginning after July 1, 1999. The Company does not expect SFAS No. 133 will have a significant effect on its current financial reporting.

8.       PRO FORMA COMBINED FINANCIAL INFORMATION

The following pro forma combined financial information for the three months ended March 31, 1999 and 1998, includes the results of the Company, the companies acquired in 1998 and the three Pooled Companies as if the acquisitions had occurred on January 1, 1998. This pro forma combined financial information includes the effects of (a) the acquisitions, (b) amortization of goodwill resulting from the acquisitions, (c) adjustment for interest expense for the debt incurred related to the acquisitions, and (d) provision for income taxes at 41%.

The earnings per share amounts are based on 8,593,501 and 8,543,525 common shares deemed to be outstanding for the periods ended March 31, 1999 and 1998, respectively. The net income amounts include estimates of the federal and state taxes that would have been applicable to the Company had the acquisitions occurred at the beginning of the period. The underlying tax rates differ from statutory federal and state rates primarily because amortization of goodwill related to the acquisitions is not deductible for tax purposes.

The pro forma combined financial information does not purport to represent what the Company's financial position or results of operations would actually have been if such transactions and events in fact had occurred on those dates or to project the Company's results of operations for any future period. (Amounts are in thousands, except for per share amounts.)


                          THREE MONTHS ENDED
                               MARCH 31,
                               ---------
                          1999          1998
                          ----          ----
Net Sales               $135,895      $146,559
                        --------      --------

Net Income              $    520      $  1,812
                        ========      ========

Earnings per Share      $    .06      $    .21
                        ========      ========


ITEM. 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following discussion is based upon the historical financial results of the Company, and companies accounted for under the pooling-of-interests method of accounting for the periods presented. Results of operations from acquisitions made using the purchase method of accounting have also been included from their date of acquisition.

    In this discussion, most percentages and dollar amounts have been rounded to aid presentation; as a result, all such figures are approximations. References to such approximations have generally been omitted.

    This discussion may contain certain forward-looking statements concerning the Company's operations, performance, and financial condition, including, in particular, the likelihood of the Company's success in developing and expanding its business. These statements are based upon a number of assumptions and estimates that are inherently subject to significant uncertainties and contingencies, many of which are beyond the control of the Company. Actual results may differ materially from those expressed or implied by such forward-looking statements. Factors that could cause actual results to differ include, but are not limited to, the availability of attractive acquisition opportunities, the successful integration and profitable management of acquired businesses, improvement of operating efficiencies, the availability of working capital and financing for future acquisitions, the Company's ability to grow internally through expansion of services and customer bases, its ability to reduce overhead, seasonality, the continuation of key supplier relationships, the ability of the Company to compete successfully in the highly competitive and diverse MROP market, the Company's ability to maintain key personnel, the availability of key personnel for employment by the Company, the effects of the Year 2000 issue, and other factors discussed in more detail under "Item 1-Business" of the Company's Annual Report on Form 10-K for fiscal 1998.

    The timing and magnitude of acquisitions and assimilation costs may also materially affect quarterly results. Accordingly, the operating results for any interim period are not necessarily indicative of the results that may be achieved for any subsequent interim period or for a full year.


RESULTS OF OPERATIONS

                   THREE MONTHS ENDED MARCH 31, 1999 AND 1998

    The following table sets forth certain historical financial data for IDG and shows such data as a percentage of net sales for the periods indicated (dollars in thousands):

                                                               THREE MONTHS ENDED MARCH 31
                                                               ---------------------------
                                                          1999                           1998
                                                          ----                           ----
    Net Sales                                           $135,895          100.0%       $ 89,763          100.0%
    Cost of Sales                                        105,783           77.9          68,838           76.7
                                                        --------          -----        --------          -----
    Gross Profit                                          30,112           22.1          20,925           23.3
    Selling, General and  Administrative                  28,740           21.1          18,815           21.0
                                                        --------          -----        --------          -----
    Operating Income                                    $  1,372            1.0%       $  2,110            2.3%
                                                        ========          =====        ========          =====

Net sales increased $46.1 million or 51.4% from $89.8 million for the three months ended March 31, 1998 to $135.9 million for the three months ended March 31, 1999. This was primarily due to the revenue contributed from acquisitions.

Cost of sales increased $37.0 million from $68.8 million for the three months ended March 31, 1998 to $105.8 million for the three months ended March 31, 1999. As a percentage of net sales, cost of sales increased from 76.7% in 1998 to 77.9% in 1999. The increase in cost of sales as a percentage of net sales is primarily due to a change in total company product mix as a result of acquisitions.

Selling, general, and administrative expenses increased $9.9 million from $18.8 million for the three months ended March 31, 1998 to $28.7 million for the three months ended March 31, 1999, primarily attributable to the effect of acquisitions. As a percentage of net sales, selling, general, and administrative expenses increased from 21.0% in 1998 to 21.1% in 1999. Included in selling, general, and administrative expenses is a charge of $693,000 for expenses associated with the departure of the former CEO, and the closure of the Chevy Chase, Maryland office. Exclusive of this charge, SG&A would have been $28.1 million or 20.6% of net sales. Expenses for Corporate office increased $667,000 over the prior year primarily due to a new facility lease and increased staffing levels to fill key strategic positions including procurement, information systems, and flexible procurement solutions, among others, in order to continue to build the infrastructure to support the now 26 operating companies. For 1998, SG&A expenses included $187,000 of non-recurring expenses related to acquisitions made during the first quarter of 1998. Excluding the charge for the Pinson departure, Corporate expenses for both years and non-recurring acquisition costs for 1998, SG&A was 19.4% of net sales for 1999 as compared to 19.6% in 1998. The decrease is due in part to the effect of the lower SG&A rates as a percentage of net sales of the acquired companies.

Operating income decreased $738,000 from $2.1 million for the three months ended March 31, 1998 to $1.4 million for the three months ended March 31, 1999. As a percentage of net sales, operating income decreased from 2.3% in 1998 to 1.0% in 1999. Exclusive of the charge for the Pinson departure, operating income in 1999 was $2.1 million or 1.5% of net sales.

LIQUIDITY AND CAPITAL RESOURCES

    At March 31, 1999, the Company had $3.6 million in cash, $90.6 million of working capital, and $74 million available under its $125 million revolving credit facility with a six-bank syndicate.

    The Company's liquidity position continues to be sufficient to enable the Company to fund its current operations and to fund anticipated internal expansion and acquisitions for at least the current year.

    Net cash (used in) provided by operating activities for the three months ended March 31, 1999 and 1998 was ($7.4 million) and $559,000 respectively. The change was principally due to increased needs for working capital.

    Net cash used in investing activities for the three months ended March 31, 1999 and 1998 was $5.7 million and $2.9 million, respectively. The change was primarily attributable to cash used for property additions.

    Net cash provided by (used in) financing activities for the three months ended March 31, 1999 and 1998 was $15.5 million and ($2.1 million), respectively. These changes were principally due to repayment of lines of credit of certain acquired companies and the borrowing of funds for operations and property additions.

YEAR 2000

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

                                                STAGES OF THE COMPANY'S
                                                   YEAR 2000 PLAN
--------------------------------------------------------------------------------------------------------------
PHASE                                                 IT SYSTEMS                      NON-SYSTEMS IT FUNCTIONS
-----                                                 ----------                      ------------------------
(1)     Assessment                                        13                                     13
(2)     Remediation                                       13                                     10
(3)     Testing                                           11                                     10
(4)     Implementation                                     9                                      9

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

         Costs to Address Year 2000 Issues

         The Company does not anticipate that the year 2000 related costs (excluding the $15.5 million expenditure for the enterprise-wide IT system mentioned above that is being installed for operational reasons unrelated to year 2000 issues) will be material to its financial condition or results of operations. Excluding that expenditure, the Company estimates that its total costs for the evaluation, remediation, testing and implementation of its IT and non-IT systems in connection with the year 2000 issue will range from $500,000 to $600,000. Approximately $420,000 of such costs have been incurred to date. The Company is funding such expenditures from available sources of capital. The Company will spend approximately 35% of the anticipated year 2000 costs for the remediation of software. The remainder of the expenditures relate to the replacement of systems and equipment. All of the expected expenditures are present in the Company's 1999 internal budgets. In accordance with generally accepted accounting principles, certain year 2000 expenditures will be charged to income for the year when the expense is incurred.

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

See "Item 1. Business - Certain factors affecting forward looking statements - year 2000 compliance" in the Company's 1998 Annual Report on Form 10K for a discussion of risks.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

No changes have occurred since the filing of the Company's Annual Report on Form 10K.

                           PART II. OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

    See the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998, Commission File No. 001-13195, previously filed with the Commission, regarding certain legal proceedings in which the Company is involved.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

Exhibits

Exhibit 11 -- Computation of Earnings Per Share

Exhibit 27 -- Financial Data Schedule (for SEC use only)

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    INDUSTRIAL DISTRIBUTION GROUP, INC.
                                    (Registrant)


Date: May 12, 1999                  By:  /s/ Jack P. Healey
                                       -----------------------------------------
                                       Jack P. Healey
                                       Senior Vice President and
                                       Chief Financial Officer

Date: May 12, 1999                     /s/ Jack P. Healey
                                       -----------------------------------------
                                       Jack P. Healey
                                       Senior Vice President and
                                       Chief Financial Officer
                                       (Principal Accounting and
                                       Financial Officer)