Form 10-Q
period 1999-06-30
INDUSTRIAL DISTRIBUTION GROUP INC
filed 1999-08-13
CIK 1042351

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999

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

                 950 East Paces Ferry Road, Suite 1575 Atlanta,
                 ----------------------------------------------
                  Georgia 30326 (Address of principal executive
                              offices and zip code)

                                 (404) 949-2100
                                 --------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Shares outstanding of the issuer's Common Stock at June 30, 1999: 8,562,628 shares of Common Stock, $0.01 par value share.

                                      INDEX

                       INDUSTRIAL DISTRIBUTION GROUP, INC.


PART I. Financial Information

   ITEM 1.        Financial Statements (Unaudited)

                  Consolidated Balance Sheets at June 30, 1999 and December 31, 1998

                  Consolidated Statements of Operations for the three months ended June 30, 1999 and 1998

                  Consolidated Statements of Operations for the six months ended June 30, 1999 and 1998

                  Consolidated Statements of Cash Flows for the six months ended June 30, 1999 and 1998

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

   ITEM 6.        Exhibits and Reports on Form 8-K

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                       INDUSTRIAL DISTRIBUTION GROUP, INC.
                           CONSOLIDATED BALANCE SHEETS
                        (In thousands except share data)
                                   (Unaudited)


                                     ASSETS

                                                                                 JUNE 30,   DECEMBER 31,
                                                                                   1999          1998
                                                                               --------      --------
CURRENT ASSETS:
Cash and Cash Equivalents                                                      $  1,709      $  1,285
Accounts Receivable, net                                                         64,883        57,459
Inventory, net                                                                   63,585        60,949
Deferred Tax Assets                                                               5,516         5,516
Prepaid and Other Current Assets                                                  5,968         7,919
                                                                               --------      --------
 TOTAL CURRENT ASSETS                                                           141,661       133,128

Property and Equipment, net                                                      32,289        24,619
Intangible Assets, net                                                           52,865        51,880
Other Assets                                                                      1,700         1,838
                                                                               --------      --------
 TOTAL ASSETS                                                                  $228,515      $211,465
                                                                               ========      ========

 LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Short Term Debt                                                                $    685      $  4,039
Accounts Payable                                                                 43,896        40,342
Accrued Compensation                                                              2,951         3,772
Other Accrued Liabilities                                                         4,221         3,986
                                                                               --------      --------
 TOTAL CURRENT LIABILITIES                                                       51,753        52,139

Long-Term Debt                                                                   51,730        35,660
Deferred Income Tax Liabilities                                                     883           884
Other Long-Term Liabilities                                                       9,091         9,187
                                                                               --------      --------
  TOTAL LIABILITIES                                                             113,457        97,870

STOCKHOLDERS' EQUITY:
Common Stock, par value $.01 per share, 50,000,000
 shares authorized; 8,586,619 shares issued and 8,562,628
 shares outstanding in 1999; 8,484,953 shares issued and 8,478,180 shares
 outstanding in 1998                                                                 86            85

Additional Paid-In Capital                                                       97,471        97,182
Retained Earnings                                                                17,501        16,328
                                                                               --------      --------

Total Stockholders' Equity                                                      115,058       113,595
                                                                               --------      --------


  TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                                     $228,515      $211,465
                                                                               ========      ========

The accompanying notes are an integral part of these consolidated financial statements.

                       INDUSTRIAL DISTRIBUTION GROUP, INC
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                        (In thousands, except share data)
                                   (Unaudited)

                                                         THREE MONTHS ENDED
                                                              JUNE 30,
                                                       1999              1998
                                                   -----------       -----------
NET SALES ...................................      $   137,250       $   106,638
COST OF SALES ...............................          107,279            82,722
                                                   -----------       -----------
  Gross profit ..............................           29,971            23,916

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES            27,847            21,261
                                                   -----------       -----------
  Income from operations ....................            2,124             2,655

INTEREST EXPENSE ............................              887               193

OTHER INCOME ................................              (45)             (216)
                                                   -----------       -----------


INCOME BEFORE INCOME TAXES ..................            1,282             2,678

PROVISION FOR INCOME TAXES ..................              629               978
                                                   -----------       -----------

NET INCOME ..................................      $       653       $     1,700
                                                   ===========       ===========

BASIC EARNINGS PER SHARE ....................      $       .08       $       .21
                                                   ===========       ===========

DILUTED EARNINGS PER SHARE ..................      $       .08       $       .21
                                                   ===========       ===========

WEIGHTED AVERAGE SHARES OUTSTANDING (Basic) .        8,540,169         8,199,927
                                                   ===========       ===========

WEIGHTED AVERAGE SHARES OUTSTANDING (Diluted)        8,540,169         8,258,983
                                                   ===========       ===========


The accompanying notes are an integral part of these consolidated financial statements.

                       INDUSTRIAL DISTRIBUTION GROUP, INC
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                        (In thousands, except share data)
                                   (Unaudited)

                                                          SIX MONTHS ENDED
                                                              JUNE 30,
                                                       1999              1998
                                                   -----------       -----------
NET SALES ...................................      $   273,145       $   196,401
COST OF SALES ...............................          213,062           151,560
                                                   -----------       -----------
  Gross profit ..............................           60,083            44,841

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES            56,587            40,076
                                                   -----------       -----------
  Income from operations ....................            3,496             4,765

INTEREST EXPENSE ............................            1,521               487

OTHER INCOME ................................             (181)             (702)
                                                   -----------       -----------


INCOME BEFORE INCOME TAXES ..................            2,156             4,980

PROVISION FOR INCOME TAXES ..................              983             1,904
                                                   -----------       -----------

NET INCOME ..................................      $     1,173       $     3,076
                                                   ===========       ===========

BASIC EARNINGS PER SHARE ....................      $       .14       $       .38
                                                   ===========       ===========

DILUTED EARNINGS PER SHARE ..................      $       .14       $       .38
                                                   ===========       ===========

WEIGHTED AVERAGE SHARES OUTSTANDING (Basic) .        8,518,912         8,052,006
                                                   ===========       ===========

WEIGHTED AVERAGE SHARES OUTSTANDING (Diluted)        8,518,912         8,110,302
                                                   ===========       ===========


The accompanying notes are an integral part of these consolidated financial statements.

                       INDUSTRIAL DISTRIBUTION GROUP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)
                                   (Unaudited)

                                                                        Six Months Ended
                                                                            June 30
                                                                      1999           1998
                                                                    --------       --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income ...................................................      $  1,173       $  3,076
                                                                    --------       --------

Adjustments to reconcile net income to net cash used in
  operating activities:
    Depreciation and amortization ............................         2,286          1,369
    Benefit for deferred taxes ...............................            (1)          (483)
    Loss (gain) on disposal of equipment .....................           (18)            24
    Loss (gain) on sale of investments .......................            10             (6)
    Changes in operating assets and liabilities:
        Accounts receivable, net .............................        (7,418)        (3,603)
        Inventories, net .....................................        (1,877)           672
        Prepaid and other assets .............................         1,524           (460)
        Accounts payable .....................................         3,043           (950)
        Accrued compensation .................................          (517)           448
        Deferred loan costs ..................................           120             15
        Other accrued liabilities ............................           569           (468)
                                                                    --------       --------
           Total adjustments .................................        (2,279)        (3,442)
                                                                    --------       --------
           Net cash  used in operating activities ............        (1,106)          (366)


CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property and equipment, net ...................       (10,132)        (3,325)
  Proceeds from the sale of property and equipment ...........           656             32
  Cash paid in acquisitions ..................................        (2,135)       (12,086)
  Purchase of investments ....................................             2             --
  Deposits ...................................................          (138)           (12)
  Cash surrender value of life insurance .....................             1            914
  Cash from acquired companies ...............................           343            839
  Proceeds from sale of investments ..........................            80             (3)
                                                                    --------       --------
           Net cash used in investing activities .............       (11,323)       (13,641)
                                                                    --------       --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of common stock .....................            96            178
  Short term debt repayments .................................        (1,495)        (7,257)
  Long-term debt (repayments) borrowings .....................        14,252         (4,865)
  Adjustments to conform year ends of certain pooled companies            --             (4)
                                                                    --------       --------
           Net cash provided by (used in) financing activities        12,853        (11,948)
                                                                    --------       --------
NET CHANGE IN CASH AND CASH EQUIVALENTS ......................           424        (25,955)

CASH AND CASH EQUIVALENTS, beginning of period ...............         1,285         31,534
                                                                    ========       ========

CASH AND CASH EQUIVALENTS, end of period .....................      $  1,709       $  5,579
                                                                    ========       ========

Supplemental Cash Flow Information:
  Cash Paid for Interest .....................................      $  1,762       $    273
                                                                    ========       ========


  Cash Paid for Income Taxes .................................      $    673       $  1,709
                                                                    ========       ========


The accompanying notes are an integral part of these consolidated financial statements.

INDUSTRIAL DISTRIBUTION GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS JUNE 30, 1999

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

1.   BASIS OF PRESENTATION

IDG merged with three companies in 1998 which were accounted for as poolings-of-interests (Pooled Companies) . Accordingly, their results of operations are included for all periods presented. Acquisitions made in 1998 and 1999 using the purchase method of accounting are included from their respective dates of acquisition.

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

3.   ACQUISITIONS

During the second quarter of 1999, the Company acquired Mel's Industrial Supplies, Inc. This acquisition was accounted for using the purchase method of accounting.

4.   CREDIT FACILITY

In December 1998, the Company entered into a $125,000,000 revolving credit facility with a six-bank syndicate. The facility has a three-year term, bears interest at either the bank's corporate base rate or a Eurodollar rate plus applicable margins, and has a first security interest in the capital stock of the Company's business units. The agreement provides that the facility be used for operations and acquisitions and provides $5,000,000 for swinglines and $10,000,000 for letters of credit. There is an annual commitment fee on the unused portion of the facility equal to between 20 and 30 basis points of the average daily unused portion of the aggregate commitment, depending on the indebtedness to adjusted EBITDA ratio. This fee amounted to $56,426 and $37,250 for the three months ending June 30, 1999 and 1998 respectively. This agreement amended the December 1997 agreement for $75,000,000. The amounts outstanding under this facility at June 30, 1999 and 1998 were $49,000,000 and $4,000,000 respectively. Additionally, the Company has outstanding a letter of credit issued under this facility for $2,081,000 as of June 30, 1999. The revolving credit facility contains various covenants pertaining to maintenance of certain financial relationships. These covenants include requirements for interest coverage, cash flow, and net worth, among other restrictions. The covenants also prohibit the payment of dividends. The Company was in compliance with these covenants as of June 30, 1999.

5.   CAPITAL STOCK

During the second quarter of 1999, the Company issued 32,530 shares of its common stock through its employee stock purchase plan. The Company also exercised its right of offset and cancelled 17,218 shares of common stock which had been held in escrow in accordance with the acquisition agreements of the affected companies.

6.   COMMITMENTS AND CONTINGENCIES

On December 22, 1997, The Distribution Group ("TDG")(formally known as Industrial Distribution Group, Inc), one of the companies acquired concurrent with the initial public offering of IDG's common stock, brought an action in DeKalb County Superior Court, Georgia, File No. 97-14388-4, against a former stockholder under the Georgia dissenters' rights provisions of the Georgia Business Corporation Code (the "GBCC"). This former stockholder of TDG had exercised his rights pursuant to the GBCC to dissent from the merger of TDG with the Company. In accordance with the GBCC, TDG offered to pay the former stockholder $4.2 million for his interest in TDG. The former stockholder rejected that offer and demanded payment of $9 million. TDG brought this action to seek a judicial determination of the value of his interest in TDG as of the time of the merger. The matter is currently under advisement of a Court appointed business appraiser, and a report is expected back to the Court with in the next 60 days.

The Company is subject to various claims and legal actions which arise in the ordinary course of business. The Company believes that the ultimate resolution of such matters, including that identified above, will not have a material adverse effect on the Company's financial position or results of operations.

7.   NEW PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which addresses the accounting for derivative instruments. SFAS No. 133 was recently amended to be effective for financial statements for the Company's fiscal quarters beginning after January 1, 2001. The Company does not expect SFAS No. 133 will have a significant effect on its current financial reporting.

8.   PRO FORMA COMBINED FINANCIAL INFORMATION

The following pro forma combined financial information for the six months ended June 30, 1999 and 1998, includes the results of the all companies acquired in 1998 and 1999 as if the acquisitions had occurred on January 1, 1998. This pro forma combined financial information includes the effects of (a) the acquisitions, (b) amortization of goodwill resulting from the acquisitions, (c) adjustment of interest expense for the debt incurred related to the acquisitions, and (d) provision for income taxes at 45%.

The earnings per share amounts are based on 8,518,912 and 8,537,349 common shares deemed to be outstanding for the periods ended June 30, 1999 and 1998, respectively. The net income amounts include estimates of the federal and state taxes that would have been applicable to the Company had the acquisitions occurred at the beginning of the period. The underlying tax rates differ from statutory federal and state rates primarily because a portion of the amortization of goodwill related to the acquisitions is not deductible for tax purposes.

The pro forma combined financial information does not purport to represent what the Company's financial position or results of operations would actually have been if such transactions and events in fact had occurred on those dates or to project the Company's results of operations for any future period. (Amounts are in thousands, except for per share amounts.)

                                             SIX MONTHS ENDED
                                                 JUNE 30,
                                        --------------------------
                                          1999              1998
                                        --------          --------
   Net Sales                            $275,117          $296,872
                                        --------          --------

   Net Income                           $  1,318          $  3,197
                                        ========          ========

   Earnings per Share                   $    .15          $    .37
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


RESULTS OF OPERATIONS

                    THREE MONTHS ENDED JUNE 30, 1999 AND 1998

    The following table sets forth certain historical financial data for IDG and shows such data as a percentage of net sales for the periods indicated (dollars in thousands):

                                                               THREE MONTHS ENDED JUNE 30
                                                        --------------------------------------
                                                          1999                           1998
                                                        --------                       -------
    Net Sales                                           $137,250          100.0%       $106,638          100.0%
    Cost of Sales                                        107,279           78.2          82,722           77.6
                                                        --------          -----        --------          -----
    Gross Profit                                          29,971           21.8          23,916           22.4
    Selling, General and  Administrative                  27,847           20.3          21,261           19.9
                                                        --------          -----        --------          -----
    Operating Income                                    $  2,124            1.5%       $  2,655            2.5%
                                                        ========          =====        ========          =====

Net sales increased $30.6 million or 28.7% from $106.6 million for the three months ended June 30, 1998 to $137.2 million for the three months ended June 30, 1999. This was primarily due to the revenue contributed from acquisitions, which is somewhat offset by a 8.2% decline in same store revenue due to an industry slowdown in the manufacturing sector nationwide.

Cost of sales increased $24.6 million from $82.7 million for the three months ended June 30, 1998 to $107.3 million for the three months ended June 30, 1999. As a percentage of net sales, cost of sales increased from 77.6% in 1998 to 78.2% in 1999. The increase in cost of sales as a percentage of net sales is primarily due to a change in total company product mix as a result of acquisitions and increased competition in the marketplace.

Selling, general, and administrative expenses increased $6.5 million from $21.3 million for the three months ended June 30, 1998 to $27.8 million for the three months ended June 30, 1999. The increase is primarily attributable to the effect of acquisitions. As a percentage of net sales, selling, general, and administrative expenses increased from 19.9% in 1998 to 20.3% in 1999. Expenses related to establishing a Corporate headquarters increased over the prior year primarily due to increased staffing levels to fill key strategic positions, including procurement, information systems, and flexible procurement solutions in order to continue to build the infrastructure to support the now 27 operating companies. For 1998, SG&A expenses included $133,000 of non-recurring expenses related to acquisitions made during the second quarter of 1998. Excluding Corporate expenses for both years and non-recurring acquisition costs for 1998, SG&A was 19.4% of net sales for 1999 as compared to 18.9% in 1998. The increase in SG&A as a percent of sales is the result of fixed costs as a percentage of sales increasing due to the decline in revenues from the industry slowdown, and the costs associated with the integration and physical combination of several operating facilities.

Operating income decreased $531,000 from $2.7 million for the three months ended June 30, 1998 to $2.1 million for the three months ended June 30, 1999. As a percentage of net sales, operating income decreased from 2.5% in 1998 to 1.5% in 1999.

                     SIX MONTHS ENDED JUNE 30, 1999 AND 1998

    The following table sets forth certain historical financial data for IDG and shows such data as a percentage of net sales for the periods indicated (dollars in thousands):


                                                                SIX MONTHS ENDED JUNE 30
                                                        ---------------------------------------
                                                          1999                           1998
                                                        --------                       --------
    Net Sales                                           $273,145          100.0%       $196,401          100.0%
    Cost of Sales                                        213,062           78.0         151,560           77.2
                                                        --------          -----        --------          -----
    Gross Profit                                          60,083           22.0          44,841           22.8
    Selling, General and  Administrative                  56,587           20.7          40,076           20.4
                                                        --------          -----        --------          -----
    Operating Income                                    $  3,496            1.3%       $  4,765            2.4%
                                                        ========          =====        ========          =====

Net sales increased $76.7 million or 39% from $196.4 million for the six months ended June 30, 1998 to $273.1 million for the six months ended June 30, 1999. This was primarily due to the revenue contributed from acquisitions, but was somewhat offset by a 8.0% decline in same store revenues due to an industry slowdown in the manufacturing sectors nationwide.

Cost of sales increased $61.5 million from $151.6 million for the six months ended June 30, 1998 to $213.1 million for the six months ended June 30, 1999. As a percentage of net sales, cost of sales increased from 77.2% in 1998 to 78.0% in 1999. The increase in cost of sales is primarily due to a change in total company product mix as a result of acquisitions and increased competition in the marketplace.

Selling, general, and administrative expenses increased $16.5 million for the six months ended June 30, 1998 from $40.1 million in 1998 to $56.6 million in 1999. The increase is primarily attributable to the effect of acquisitions. As a percentage of net sales, selling, general, and administrative expenses increased from 20.4% in 1998 to 20.7% in 1999. Expenses for the Corporate office increased $1.3 million over the prior year primarily due to a new facility lease and increased staffing levels as discussed above for the three month period. Included in selling, general and administrative expenses for the six months ended June 30, 1999 is a charge of $693,000 for expenses associated with the departure of the former CEO, and the closure of the Chevy Chase, Maryland office. For 1998, SG&A expenses included $317,000 of non-recurring expenses related to acquisitions made during the first two quarters of 1998. Excluding Corporate expenses for both years, non-recurring acquisition costs for 1998 and the one time charge for the departure of the former CEO for 1999, SG&A was 19.6% of net sales for 1999 as compared to 19.1% in 1998. The increase in SG&A as a percent of sales is primarily due to fixed costs as a percentage of sales increasing due to the decline in revenues from the industry slow down and the costs associated with the integration and physical combination of several operating facilities.

Operating income decreased $1.3 million from $4.8 million for the six months ended June 30, 1998 to $3.5 million for the six months ended June 30, 1999. As a percentage of net sales, operating income decreased from 2.4% in 1998 to 1.3% in 1999.


LIQUIDITY AND CAPITAL RESOURCES

    At June 30, 1999, the Company had $1.7 million in cash, an additional $88.2 million of working capital, and $74 million available under its $125 million revolving credit facility with a six-bank syndicate.

    The Company's liquidity position continues to be sufficient to enable the Company to fund its current operations and to fund anticipated internal expansion and acquisitions for at least the current year.

    Net cash (used in) operating activities for the six months ended June 30, 1999 and 1998 was ($1.1 million) and ($0.4 million) respectively. The change was principally due to increased needs for working capital.

    Net cash (used in) investing activities for the six months ended June 30, 1999 and 1998 was ($11.3 million) and ($13.6 million), respectively. In 1999, the cash used was primarily for property additions, in particular a new office and warehouse facility for a subsidiary and the funding of the Company's Wide Area Network
(WAN) and Enterprise Resource Planning (ERP) System. In 1998, the cash used was primarily for acquisitions.

    Net cash provided by (used in) financing activities for the three months ended June 30, 1999 and 1998 was $12.8 million and ($11.9 million), respectively. The change was principally due to borrowing of funds for operations, acquisitions and property additions.


YEAR 2000

         Impact of the Year 2000 Issue

         Generally, the year 2000 risk issue involves computer software and hardware that are not able to perform without interruption into the year 2000. The arrival of the year 2000 poses a unique worldwide challenge to the ability of all systems to correctly recognize the date change from December 31, 1999 to January 1, 2000. If the Company's systems did not correctly recognize such a date change, computer applications that rely on the date field could fail or create erroneous results. Such failures or erroneous results could result in the temporary inability to process transactions, send invoices or engage in similar normal business activities. If not adequately addressed by the Company or its suppliers, customers or other companies with which it does business, the year 2000 issue could result in a material adverse impact on the Company's financial condition and results of operations.

         The Company's State of Readiness

         The Company's 13 hub business unit presidents and their IT staff are responsible for the respective business units' identification and remediation of date recognition problems in both information technology (IT) and non-systems IT functions and processes that include microcontrollers and other embedded computer technology. The Company hired a chief information officer in August 1998 whose responsibilities include coordinating the consolidation of the business units' IT systems. He has assumed oversight responsibility for the business units' year 2000 initiatives.

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

                                                STAGES OF THE COMPANY'S
                                                    YEAR 2000 PLAN
--------------------------------------------------------------------------------------------------------------
                 PHASE                                IT SYSTEMS                      NON-SYSTEMS IT FUNCTIONS
                 -----                                ----------                      ------------------------
(1) Assessment                                            13                                     13
(2) Remediation                                           13                                     13
(3) Testing                                                4                                      1
(4) Implementation                                         9                                     12

         The Company expects the remediation, testing and implementation of its year 2000 plan to be completed at all of its business units by the end of the third quarter of 1999. The following is the Year 2000 compliance schedule for the four business units that are in the Testing Phase.

                                YEAR 2000 COMPLIANCE SCHEDULE
              -----------------------------------------------------------------
              Business Unit Names                      Year 2000 Compliant Date
              -------------------                      ------------------------
              Tri-Star Industrial Supply, Inc.              August 1999
              The Distribution Group                        August 1999
              IDG New England                               September 1999
              B & J Industrial Supply Co.                   July 1999

         For operational reasons, the Company is purchasing and implementing an Enterprise Resource Planing (ERP) IT system. The system will be implemented in stages beginning the third quarter of 2000, with a targeted completion date of early 2002. The ERP system, which the Company believes will be year 2000 compliant when installed, will replace the current systems being remediated at the business units. The Company's purchase of the enterprise-wide IT system is a part of its continuing effort to implement system-wide efficiencies.

         Costs to Address Year 2000 Issues

         The Company does not anticipate that the year 2000 related costs (excluding the $24.7 million expenditure for the ERP and WAN system mentioned above that is being installed for operational reasons unrelated to year 2000 issues) will be material to its financial condition or results of operations. Excluding the expenditures for ERP and WAN, the Company estimates that its total costs for the evaluation, remediation, testing and implementation of its IT and non-IT systems in connection with the year 2000 issue will range from $500,000 to $600,000. Approximately $460,000 of such costs have been incurred to date. The Company is funding such expenditures from available sources of capital. The Company will spend approximately 35% of the anticipated year 2000 costs for the remediation of software. The remainder of the expenditures relate to the replacement of systems and equipment. All of the expected expenditures are present in the Company's 1999 internal budgets. In accordance with generally accepted accounting principles, certain year 2000 expenditures will be charged to income for the year when the expense is incurred.

         Risks of Third-Party Year 2000 Issues

         The impact of year 2000 non-compliance by outside parties with whom the Company transacts business cannot be accurately gauged. The Company has contacted (1) key customers that aggregate approximately 80% of each business unit's sales during 1998; (2) key trade vendors that supply approximately 80% of products sold by the Company in 1998; and (3) key utility vendors. The Company intends to follow-up with parties that fail to respond to its inquiries.

         The Company's Contingency Plans

         The Company is developing contingency plans to address reasonably likely worst case year 2000 scenarios. They were reviewed by the Audit
Committee of the Company's Board during the August 5, 1999 Board Meeting. These scenarios include: (1) an interruption in the supply of goods and services from the Company's vendors; (2) the inability of a business unit's IT system to interface with the IT systems of other business units or the Company's corporate office; and (3) the inability of the Company's e-commerce systems to integrate with its customers' systems. The Company will be completing its contingency planning with respect to these and other scenarios during the third quarter of 1999.

         A review of the company vendors was conducted to determine a Key Vendor list. There were sixty-two vendors selected that make up 80% of IDG purchases. The Company sent year 2000-compliance surveys to these key vendors. At the end of the second quarter twenty-three vendors had responded; all were compliant or have plans to be compliant. A follow up letter has been sent to the remaining thirty-nine vendors and telephonic communication for non-replies or confirmation of data submitted will be made. Should the Company believe that a key vendor would not be ready for the year 2000-date change, the Company may purchase critical inventory from alternate acceptable vendors or stockpile important product lines.

         The Company believes that should the worst case scenarios described in subparagraphs (2) or (3) above occur, the Company could utilize telephone or facsimile communications for a short period of time.

See "Item 1. Business--Certain Factors Affecting Forward Looking
Statements--Year 2000 Compliance" in the Company's 1998 Annual Report on Form 10K for a discussion of risks.



ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

No significant changes have occurred since the filing of the Company's Annual Report on Form 10K.

                           PART II. OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS


The Company held its annual meeting of stockholders on May 6, 1999, at which only the election of eight nominees for directors was voted on. All eight nominees were elected, with the following vote totals:

              NOMINEE                                    VOTES FOR                     VOTES WITHHOLD
              -------                                    ---------                     --------------
         David K. Barth                                  6,330,892                         171,891
         William J. Burkland                             6,408,484                          94,299
         William R. Fenoglio                             6,451,455                          51,327
         William T. Parr                                 6,346,466                         156,317
         George L. Sachs, Jr.                            6,340,182                         162,600
         Richard M. Seigel                               6,452,482                          50,301
         Andrew B. Shearer                               6,408,484                          94,299
         Douglass C. Smith                               6,236,283                         266,500


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

                                  INDUSTRIAL DISTRIBUTION GROUP, INC.
                                  (Registrant)


Date: August 13, 1999             By:  /s/ Jack P. Healey
                                     -------------------------------------------
                                     Jack P. Healey
                                     Senior Vice President and Chief Financial
                                     Officer (Duly Authorized Officer and
                                     Principal Accounting and Financial Officer)