Form 10-Q
period 1999-09-30
INDUSTRIAL DISTRIBUTION GROUP INC
filed 1999-11-15
CIK 1042351

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______________ TO ____________________

                        COMMISSION FILE NUMBER 001-13195
                       INDUSTRIAL DISTRIBUTION GROUP, INC.
             (Exact name of registrant as specified in its charter)

                 Delaware                                    58-2299339
                 --------                                    ----------
       (State or other jurisdiction of                   (I.R.S. Employer
       incorporation or organization)                    Identification No.)


                 950 East Paces Ferry Road, Suite 1575 Atlanta, Georgia 30326
                 ------------------------------------------------------------
                    (Address of principal executive offices and zip code)
                                 (404) 949-2100
                                 --------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Shares outstanding of the issuer's Common Stock at September 30, 1999: 8,590,450 shares of Common Stock, $0.01 par value share.

                                      INDEX
                       INDUSTRIAL DISTRIBUTION GROUP, INC.



PART I. Financial Information

    ITEM 1.      Financial Statements (Unaudited)

                 Consolidated Balance Sheets at September 30, 1999 and December 31, 1998

                 Consolidated Statements of Operations for the three months ended September 30, 1999 and 1998

                 Consolidated Statements of Operations for the nine months ended September 30, 1999 and 1998

                 Consolidated Statements of Cash Flows for the nine months ended September 30, 1999 and 1998

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

     ITEM 6.     Exhibits and Reports on Form 8-K

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                       INDUSTRIAL DISTRIBUTION GROUP, INC.
                           CONSOLIDATED BALANCE SHEETS
                        (In thousands except share data)
                                   (Unaudited)

                                                                  SEPTEMBER 30,     DECEMBER 31,
                                                                     1999             1998
                                                                  -------------     ------------
ASSETS
CURRENT ASSETS:
Cash and Cash Equivalents ...............................          $  1,028          $  1,285
Accounts Receivable, net ................................            66,715            57,459
Inventory, net ..........................................            64,758            60,949
Deferred Tax Assets .....................................             5,516             5,516
Prepaid and Other Current Assets ........................             6,105             7,919
                                                                   --------          --------
 TOTAL CURRENT ASSETS ...................................           144,122           133,128


Property and Equipment, net .............................            29,850            24,619
Intangible Assets, net ..................................            53,050            51,880
Other Assets ............................................             1,252             1,838
                                                                   --------          --------
 TOTAL ASSETS ...........................................          $228,274          $211,465
                                                                   ========          ========

LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Short Term Debt .........................................          $    561          $  4,039

Accounts Payable ........................................            50,143            40,342
Accrued Compensation ....................................             3,070             3,772
Other Accrued Liabilities ...............................             3,321             3,986
                                                                   --------          --------
 TOTAL CURRENT LIABILITIES ..............................            57,095            52,139

Long-Term Debt ..........................................            45,587            35,660
Deferred Income Tax Liabilities .........................               883               884
Other Long-Term Liabilities .............................             9,023             9,187
                                                                   --------          --------
  TOTAL LIABILITIES .....................................           112,588            97,870

STOCKHOLDERS' EQUITY:
Common Stock, par value $.01 per share, 50,000,000
 shares authorized; 8,616,583 shares issued and 8,590,450
 shares outstanding in 1999; 8,484,953 shares issued and
 8,478,180 shares Outstanding in 1998 ...................                86                85


Additional Paid-In Capital ..............................            97,605            97,182
Retained Earnings .......................................            17,995            16,328
                                                                   --------          --------

Total Stockholders' Equity ..............................           115,686           113,595
                                                                   --------          --------


  TOTAL LIABILITIES & STOCKHOLDERS' EQUITY ..............          $228,274          $211,465
                                                                   ========          ========

The accompanying notes are an integral part of these consolidated financial statements.

                       INDUSTRIAL DISTRIBUTION GROUP, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                        (In thousands, except share data)
                                   (Unaudited)

                                                            THREE MONTHS ENDED
                                                                SEPTEMBER 30,
                                                         1999                1998
                                                       ----------        -------------
NET SALES ...................................          $  135,300          $   119,888
COST OF SALES ...............................             105,414               92,268
                                                       ----------          -----------
  Gross profit ..............................              29,886               27,620

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES               27,861               24,559
                                                       ----------          -----------
  Income from operations ....................               2,025                3,061

INTEREST EXPENSE ............................                 919                  359

OTHER (INCOME) EXPENSE ......................                  13                 (130)
                                                       ----------          -----------


INCOME BEFORE INCOME TAXES ..................               1,093                2,832

PROVISION FOR INCOME TAXES ..................                 599                1,120
                                                       ----------          -----------

NET INCOME ..................................          $      494          $     1,712
                                                       ==========          ===========

BASIC EARNINGS PER SHARE ....................          $      .06          $       .20
                                                       ==========          ===========

DILUTED EARNINGS PER SHARE ..................          $      .06          $       .20
                                                       ==========          ===========

WEIGHTED AVERAGE SHARES OUTSTANDING (Basic) .           8,592,287            8,463,802
                                                       ==========          ===========

WEIGHTED AVERAGE SHARES OUTSTANDING (Diluted)           8,592,287            8,490,652
                                                       ==========          ===========

The accompanying notes are an integral part of these consolidated financial statements.

                       INDUSTRIAL DISTRIBUTION GROUP, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                        (In thousands, except share data)
                                   (Unaudited)

                                                                       NINE MONTHS ENDED
                                                                          SEPTEMBER 30,
                                                                     1999             1998
                                                                 ----------        ----------
NET SALES ...............................................        $  408,445        $  316,289
COST OF SALES ...........................................           318,476           243,828
                                                                 ----------        ----------
  Gross profit ..........................................            89,969            72,461

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES ............            84,448            64,635
                                                                 ----------        ----------
  Income from operations ................................             5,521             7,826

INTEREST EXPENSE ........................................             2,440               846

OTHER INCOME ............................................               168               832
                                                                 ----------        ----------


INCOME BEFORE INCOME TAXES ..............................             3,249             7,812

PROVISION FOR INCOME TAXES ..............................             1,582             3,024
                                                                 ----------        ----------

NET INCOME ..............................................        $    1,667        $    4,788
                                                                 ==========        ==========

BASIC EARNINGS PER SHARE ................................        $      .20        $      .58
                                                                 ==========        ==========

DILUTED EARNINGS PER SHARE ..............................        $      .20        $      .58
                                                                 ==========        ==========

WEIGHTED AVERAGE SHARES OUTSTANDING (Basic) .............         8,543,419         8,190,780
                                                                 ==========        ==========

WEIGHTED AVERAGE SHARES OUTSTANDING (Diluted) ...........         8,543,419         8,226,364
                                                                 ==========        ==========

The accompanying notes are an integral part of these consolidated financial statements.

                       INDUSTRIAL DISTRIBUTION GROUP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)
                                   (Unaudited)


                                                                                             Nine Months Ended
                                                                                                 September 30,
                                                                                           1999               1998
                                                                                         --------           --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income ....................................................................          $  1,667           $  4,788
                                                                                         --------           --------

Adjustments to reconcile net income to net cash provided by (used in)
  operating activities:
    Depreciation and amortization .............................................             3,498              2,377
    Benefit for deferred taxes ................................................                --               (564)
    Loss (gain) on disposal of equipment ......................................               (13)                31
    Loss (gain) on sale of investments ........................................                10                 (6)
    Changes in operating assets and liabilities:
        Accounts receivable, net ..............................................            (9,367)            (2,693)
        Inventories, net ......................................................            (3,219)              (864)
        Prepaid assets and other assets .......................................             1,088             (3,168)
        Accounts payable ......................................................             9,202             (5,470)
        Accrued compensation ..................................................              (543)               895
        Deferred loan costs ...................................................               190                (15)
        Other accrued liabilities .............................................              (296)            (1,157)
                                                                                         --------           --------
           Total adjustments ..................................................               550            (10,634)
                                                                                         --------           --------
           Net cash provided by (used in) operating activities ................             2,217             (5,846)


CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property and equipment, net ....................................           (14,886)            (5,513)
  Proceeds from the sale of property and equipment ............................             6,212                175
  Cash paid in acquisitions ...................................................            (2,135)           (19,886)
  Proceed from sale of investments, net .......................................                43                  6
  Deposits ....................................................................               180                112
  Cash surrender value of life insurance ......................................                70              1,074
  Cash from acquired companies ................................................               382                855
  Payments received on notes receivable .......................................                --                 68
                                                                                         --------           --------
         Net cash used in investing activities ................................           (10,134)           (23,109)
                                                                                         --------           --------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock ........................................               382                269
Proceeds from (payments on) long term debt, net ...............................             8,950             (6,509)
Purchases of treasury stock ...................................................                --                (91)
Proceeds from (payments on) short term debt, net ..............................            (1,666)             6,348
Other .........................................................................                (6)              (132)
                                                                                         --------           --------
           Net cash provided by (used in) financing activities ................             7,660               (115)
                                                                                         --------           --------
NET CHANGE IN CASH AND CASH EQUIVALENTS .......................................              (257)           (29,070)

CASH AND CASH EQUIVALENTS, beginning of period ................................          $  1,285           $ 31,534
                                                                                         ========           ========

CASH AND CASH EQUIVALENTS, end of period ......................................          $  1,028           $  2,464
                                                                                         ========           ========

Supplemental Cash Flow Information:
  Cash Paid for Interest ......................................................          $  2,677           $    369
                                                                                         ========           ========


  Cash Paid for Income Taxes ..................................................          $    975           $  3,409
                                                                                         ========           ========




The accompanying notes are an integral part of these consolidated financial statements.

INDUSTRIAL DISTRIBUTION GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS SEPTEMBER 30, 1999

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

1.   BASIS OF PRESENTATION

IDG merged with three companies in 1998 which were accounted for as poolings-of-interests (Pooled Companies). Accordingly, their results of operations are included for all periods presented. Acquisitions made in 1998 and 1999 using the purchase method of accounting are included from their respective dates of acquisition.

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

4.   CREDIT FACILITY

In December 1998, the Company entered into a $125,000,000 revolving credit facility with a six-bank syndicate. The facility has a three-year term, bears interest at either the bank's corporate base rate or a Eurodollar rate plus applicable margins, and has a first security interest in the capital stock of the Company's business units. The agreement provides that the facility be used for operations and acquisitions and provides $5,000,000 for swinglines and $10,000,000 for letters of credit. There is an annual commitment fee on the unused portion of the facility equal to between 20 and 30 basis points of the average daily unused portion of the aggregate commitment, depending on the indebtedness to adjusted EBITDA ratio. This fee amounted to $46,979 and $33,665 for the three months ending September 30, 1999 and 1998 respectively. This agreement amended the December 1997 agreement for $75,000,000. The amounts outstanding under this facility at September 30, 1999 and 1998 were $43,000,000 and $17,000,000 respectively. Additionally, the Company has outstanding a letter of credit issued under this facility for $2,081,000 as of September 30, 1999. The revolving credit facility contains various covenants pertaining to maintenance of certain financial relationships. These covenants include requirements for interest coverage, cash flow, and net worth, among other restrictions. The covenants also prohibit the payment of dividends. In October 1999, the Company amended the current agreement to allow for changes in its financial covenants. The Company is currently in compliance with these amended financial covenants.

5.   CAPITAL STOCK

During the third quarter of 1999, the Company issued 32,964 shares of its common stock through its employee stock purchase plan. The Company also exercised its right of offset and cancelled 2,142 shares of common stock which had been held in escrow in accordance with the acquisition agreements of the affected companies.

6.   COMMITMENTS AND CONTINGENCIES

As previously reported, the Company's wholly owned subsidiary The Distribution Group, Inc. ("TDG") brought an action on December 22, 1997, in DeKalb County Superior Court, Georgia, File No. 97-14388-4, against a former stockholder, Alvis J. Waite, under the Georgia dissenters' rights provisions of the Georgia Business Corporation Code (the "GBCC"). (The case was subsequently transferred to the Superior Court of Fulton County, Georgia.) Mr. Waite, as a stockholder of TDG, had exercised his rights pursuant to the GBCC to dissent from the merger of TDG with the Company in 1997. TDG offered to pay Mr. Waite $4.2 million for his interest in TDG; Mr. Waite rejected that offer and demanded payment of $9 million. TDG brought this action to seek a judicial determination of the value of Mr. Waite's interest in TDG as of the time of the merger. The court appointed an appraiser to supervise the completion of discovery, to conduct factual hearings and to render a report on the central valuation issues. The appraiser rendered his report to the court on November 12, 1999, containing a recommended value for Mr. Waite's interest of $8.475 million. TDG will file objections to the report and its recommendations, challenging its conclusions and analyses on several bases, and will obtain a hearing with the court before a judgement is entered. The court may accept, modify, or reject (in whole or in part) the conclusions and recommendations in the appraiser's report. If the court were to enter judgment based on the appraiser's recommendations, without modification in light of objections TDG will make, the overall costs to TDG, including accrued interest and legal costs, would be approximately $11,500,000, and the Company could incur a charge up to $4.5 million related to this matter. However, until the court has considered the appraiser's report and TDG's objections to it, the Company is unable to predict the ultimate outcome of this proceeding.

The Company is subject to various claims and legal actions which arise in the ordinary course of business. The Company believes that the ultimate resolution of such matters, including that identified above, will not have a material adverse effect on the Company's financial position or results of operations.

7.   NEW PRONOUNCEMENTS

In September 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which addresses the accounting for derivative instruments. SFAS No. 133 was recently amended to be effective for financial statements for the Company's fiscal quarters beginning after January 1, 2001. The Company does not expect SFAS No. 133 will have a significant effect on its current financial reporting.

8.   PRO FORMA COMBINED FINANCIAL INFORMATION

The following pro forma combined financial information for the nine months ended September 30, 1999 and 1998, includes the results of all the companies acquired in 1998 and 1999 as if the acquisitions had occurred on January 1, 1998. This pro forma combined financial information includes the effects of (a) the acquisitions, (b) amortization of goodwill resulting from the acquisitions, (c) adjustment of interest expense for the debt incurred related to the acquisitions, and (d) provision for income taxes at 45%.

The earnings per share amounts are based on 8,543,419 and 8,513,480 common shares deemed to be outstanding for the periods ended September 30, 1999 and 1998, respectively. The net income amounts include estimates of the federal and state taxes that would have been applicable to the Company had the acquisitions occurred at the beginning of the period. The underlying tax rates differ from statutory federal and state rates primarily because a portion of the amortization of goodwill related to the acquisitions is not deductible for tax purposes.

The pro forma combined financial information does not purport to represent what the Company's financial position or results of operations would actually have been if such transactions and events in fact had occurred on those dates or to project the Company's results of operations for any future period. (Amounts are in thousands, except for per share amounts.)

                                       NINE MONTHS ENDED
                                         SEPTEMBER 30,
                                  --------------------------
                                     1999            1998
                                  ---------        ---------
         Net Sales                $ 410,417        $ 438,675
                                  ---------        ---------

         Net Income               $   1,706        $   4,839
                                  =========        =========

         Earnings per Share       $     .20        $     .57
                                  =========        =========

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

RESULTS OF OPERATIONS

                 THREE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998

    The following table sets forth certain historical financial data for IDG and shows such data as a percentage of net sales for the periods indicated (dollars in thousands):

                                                                   THREE MONTHS ENDED SEPTEMBER 30
                                                       -------------------------------------------------
                                                         1999                             1998
                                                       ---------                       ----------
                Net Sales                              $ 135,300    100.0%             $ 119,888    100.0%
                Cost of Sales                            105,414      77.9                92,268     76.9
                                                       ---------    ------             ---------    -----
                Gross Profit                              29,886      22.1                27,620     23.1
                Selling, General and                      27,861      20.6                24,559     20.5
                                                       ---------    ------             ---------    -----
                Administrative
                Operating Income                       $   2,025       1.5%            $   3,061      2.6%
                                                       =========    ======             =========    =====

Net sales increased $15.4 million or 12.8 % from $119.9 million for the three months ended September 30, 1998 to $135.3 million for the three months ended September 30, 1999. This was primarily due to the revenue contributed from acquisitions, which is somewhat offset by a 4.6% decline in same store revenue due to an industry slowdown in the manufacturing sector nationwide and specifically the aerospace, machine tool and heavy equipment sectors.

Cost of sales increased $13.1 million from $92.3 million for the three months ended September 30, 1998 to $105.4 million for the three months ended September 30, 1999. As a percentage of net sales, cost of sales increased from 76.9% in 1998 to 77.9% in 1999. The increase in cost of sales as a percentage of net sales is primarily due to a change in total company product mix as a result of acquisitions and increased competition in the marketplace.

Selling, general, and administrative expenses increased $3.3 million from $24.6 million for the three months ended September 30, 1998 to $27.9 million for the three months ended September 30, 1999. The increase is primarily attributable to the effect of acquisitions. As a percentage of net sales, selling, general, and administrative expenses increased from 20.5% in 1998 to 20.6% in 1999. Expenses related to establishing a Corporate headquarters increased over the prior year primarily due to increased staffing levels to fill key strategic positions, including procurement, information systems, and flexible procurement solutions in order to build the infrastructure to support the Company's larger number of operating companies. Excluding corporate expenses for both years and non-recurring acquisition costs for 1998, SG&A was 19.6% of net sales for 1999 as compared to 19.3% in 1998. The increase in SG&A as a percent of sales is the result of fixed costs as a percentage of net sales increasing due to the decline in revenues from the industry slowdown, and the costs associated with the integration and physical combination of several operating facilities.

Operating income decreased $1.1 million from $3.1 million for the three months ended September 30, 1998 to $2.0 million for the three months ended September 30, 1999. As a percentage of net sales, operating income decreased from 2.6% in 1998 to 1.5% in 1999.

                  NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998

    The following table sets forth certain historical financial data for IDG and shows such data as a percentage of net sales for the periods indicated (dollars in thousands):


                                                                      NINE MONTHS ENDED SEPTEMBER 30
                                                        ------------------------------------------------------
                                                          1999                          1998
                                                          ----                          ----
                 Net Sales                              $408,445         100.0%      $316,289           100.0%
                 Cost of Sales                           318,476          77.9        243,828            77.1
                                                        --------         -----       --------           -----
                 Gross Profit                                                          72,461
                                                          89,969          22.1                           22.9
                 Selling, General and
                 Administrative                           84,448          20.7         64,635            20.4
                                                        --------         -----       --------           -----
                 Operating Income                       $  5,521           1.4%      $  7,826             2.5%
                                                        ========         =====       ========           =====

Net sales increased $92.1 million or 29.1% from $316.3 million for the nine months ended September 30, 1998 to $408.4 million for the nine months ended September 30, 1999. This was primarily due to the revenue contributed from acquisitions, but was somewhat offset by a 6.4% decline in same store revenues due to an industry slowdown in the manufacturing sectors nationwide specifically the aerospace, machine tool and heavy equipment sectors.

Cost of sales increased $74.6 million from $243.8 million for the nine months ended September 30, 1998 to $318.4 million for the nine months ended September 30, 1999. As a percentage of net sales, cost of sales increased from 77.1% in 1998 to 77.9% in 1999. The increase in cost of sales as a percentage of net sales is primarily due to a change in total company product mix as a result of acquisitions and increased competition in the marketplace.

Selling, general, and administrative expenses increased $19.8 million for the nine months ended September 30, 1998 from $64.6 million in 1998 to $84.4 million in 1999. The increase is primarily attributable to the effect of acquisitions. As a percentage of net sales, selling, general, and administrative expenses increased from 20.4% in 1998 to 20.7% in 1999. Expenses for the corporate office increased $1.9 million over the prior year primarily due to a new facility lease and increased staffing levels as discussed above for the three month period. Included in selling, general and administrative expenses for the nine months ended September 30, 1999 is a charge of $693,000 for expenses associated with the departure of the former CEO, and the closure of the Chevy Chase, Maryland office during the first quarter of 1999. For 1998, SG&A expenses included $317,000 of non-recurring expenses related to acquisitions made during the first three quarters of 1998. Excluding corporate expenses for both years, non-recurring acquisition costs for 1998 and the one time charge for the departure of the former CEO for 1999, SG&A was 19.3% of net sales for the nine months in 1999 as compared to 19.3% for the nine months in 1998.

Operating income decreased $2.3 million from $7.8 million for the nine months ended September 30, 1998 to $5.5 million for the nine months ended September 30, 1999. As a percentage of net sales, operating income decreased from 2.5% in 1998 to 1.4% in 1999.

LIQUIDITY AND CAPITAL RESOURCES

    At September 30, 1999, the Company had $1 million in cash, an additional $86 million of working capital, and $80 million available under its $125 million revolving credit facility with a six-bank syndicate.

    The Company's liquidity position continues to be sufficient to enable the Company to fund its current operations and to fund anticipated internal expansion and acquisitions for at least the current year, as well as to fund its obligation to the former shareholder of The Distribution Group, Inc. who dissented from its acquisition by the Company in 1997, when the amount of that obligation is ultimately decided by the Court.

    Net cash provided by (used in) operating activities for the nine months ended September 30, 1999 and 1998 was $2.2 million and ($5.8 million), respectively. The change was principally due to changes in working capital needs.

    Net cash used in investing activities for the nine months ended September 30, 1999 and 1998 was $10.1 million and $23.1 million, respectively. In 1999, the cash used was primarily for property additions, in particular a new office and warehouse facility for a subsidiary and the funding of the Company's Wide Area Network (WAN) and Enterprise Resource Planning (ERP) System. In 1998, the cash used was primarily for acquisitions. During the quarter the Company sold $5.6 million of computer hardware, software and related capitalized expenses in a sale/leaseback transaction.

    Net cash provided by (used in) financing activities for the three months ended September 30, 1999 and 1998 was $7.6 million and ($115,000), respectively. The change was principally due to borrowing of funds for operations, acquisitions and property additions.

 YEAR 2000

         Impact of the Year 2000 Issue

         Generally, the year 2000 issue involves computer software and hardware that are not able to perform without interruption into the year 2000. The arrival of the year 2000 poses a unique worldwide challenge to the ability of all systems to correctly recognize the date change from December 31, 1999 to January 1, 2000. If the Company's systems did not correctly recognize such a date change, computer applications that rely on the date field could fail or create erroneous results. Such failures or erroneous results could result in the temporary inability to process transactions, send invoices or engage in similar normal business activities. If not adequately addressed by the Company or its suppliers, customers or other companies with which it does business, the year 2000 issue could result in a material adverse impact on the Company's financial condition and results of operations.

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

         The Company's business units have developed plans to address issues related to the year 2000 risk. Their plans consist of four phases: (1) assessing both IT systems and non-systems IT functions and processes; (2) remediating year 2000 problems; (3) testing the remediated systems; and (4) implementing the remediated systems. The chart below shows that the Company's 13 business units are year 2000 ready:

                                                      STAGES OF THE COMPANY'S
                                                          YEAR 2000 PLAN
              ---------------------------------------------------------------------------------------------------
                             PHASE                            IT SYSTEMS                 NON-SYSTEMS IT FUNCTIONS
              ---------------------------------    --------------------------------  ----------------------------
              (1) Assessment                                      13                                13
              (2) Remediation                                     13                                13
              (3) Testing                                         13                                13
              (4) Implementation                                  13                                13

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

         Costs to Address Year 2000 Issues

         The Company does not anticipate that the year 2000 related costs (excluding the $25 million expenditure for the ERP and WAN system mentioned above that is being installed for operational reasons unrelated to year 2000 issues) will be material to its financial condition or results of operations. Excluding the expenditures for ERP and WAN, the Company estimates that its total costs for the evaluation, remediation, testing and implementation of its IT and non-IT systems in connection with the year 2000 issue was $500,000. The Company funded such expenditures from available sources of capital. The Company spent approximately 35% of the year 2000 costs for the remediation of software. The remainder of the expenditures relate to the replacement of systems and equipment. In accordance with generally accepted accounting principles, certain year 2000 expenditures will be charged to income for the year when the expense is incurred.

         Risks of Third-Party Year 2000 Issues

         The impact of year 2000 non-compliance by outside parties with whom the Company transacts business cannot be accurately gauged. The Company has contacted (1) key customers that aggregate approximately 80% of each business unit's sales during 1998; (2) key trade vendors that supply approximately 80% of products sold by the each business unit in 1998; and (3) key utility vendors. The Company received 1,715 responses to its inquiries with a 99.1% Y2K compliance rating. The customers and vendors that made up the .9% refused to confirm that they would be Y2K ready. However they did confirm that they were working on such compliance.

         The Company's Contingency Plans

         The Company has developed contingency plans to address reasonably likely worst case year 2000 scenarios. They were reviewed by the Audit Committee of the Company's Board of Directors. These scenarios include: (1) an interruption in the supply of goods and services from the Company's vendors; (2) the inability of a business unit's IT system to interface with the IT systems of other business units or the Company's corporate office; and (3) the inability of the Company's e-commerce systems to integrate with its customers' systems. The Company has completed its contingency plans with respect to these and other scenarios.

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

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     As previously reported, the Company's wholly owned subsidiary The Distribution Group, Inc. ("TDG") brought an action on December 22, 1997, in DeKalb County Superior Court, Georgia, File No. 97-14388-4, against a former stockholder, Alvis J. Waite, under the Georgia dissenters' rights provisions of the Georgia Business Corporation Code (the "GBCC"). (The case was subsequently transferred to the Superior Court of Fulton County, Georgia.) Mr. Waite, as a stockholder of TDG, had exercised his rights pursuant to the GBCC to dissent from the merger of TDG with the Company in 1997. TDG offered to pay Mr. Waite $4.2 million for his interest in TDG; Mr. Waite rejected that offer and demanded payment of $9 million. TDG brought this action to seek a judicial determination of the value of Mr. Waite's interest in TDG as of the time of the merger. The court appointed an appraiser to supervise the completion of discovery, to conduct factual hearings and to render a report on the central valuation issues. The appraiser rendered his report to the court on November 12, 1999, containing a recommended value for Mr. Waite's interest of $8.475 million. TDG will file objections to the report and its recommendations, challenging its conclusions and analyses on several bases, and will obtain a hearing with the court before a judgment is entered. The court may accept, modify, or reject (in whole or in part) the conclusions and recommendations in the appraiser's report. If the court were to enter judgment based on the appraiser's recommendations, without modification in light of objections TDG will make, the overall costs to TDG, including accrued interest and legal costs, would be approximately $11,500,000, and the Company could incur a charge up to $4.5 million related to this matter. However, until the court has considered the appraiser's report and TDG's objections to it, the Company is unable to predict the ultimate outcome of this proceeding.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

Exhibits

    Exhibit 10--Amendment to Credit Facility
    Exhibit 11 -- Computation of Earnings Per Share
    Exhibit 27A -- Financial Data Schedule (for SEC use only)

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    INDUSTRIAL DISTRIBUTION GROUP, INC.
                                    (Registrant)
Date:   November 15, 1999           By:    /s/ Jack P. Healey
                                    ------------------------------------------
                                    Jack P. Healey
                                    Senior Vice President and Chief Financial
                                    Officer (Duly Authorized Officer and
                                    Principal Accounting and Financial Officer)