Form 10-K405
period 1999-12-31
INDUSTRIAL DISTRIBUTION GROUP INC
filed 2000-03-30
CIK 1042351

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

For the fiscal year ended December 31, 1999

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from ______ to __________

                          Commission File No. 001-13195

                       INDUSTRIAL DISTRIBUTION GROUP, INC.
             (Exact name of Registrant as specified in its charter)

              DELAWARE                                  58-2299339
     --------------------------------              ------------------
      (State or other jurisdiction                 (I.R.S. Employer
     of incorporation or organization)             Identification No.)

      950 EAST PACES FERRY ROAD, SUITE 1575, ATLANTA, GEORGIA  30326
      --------------------------------------------------------------
      (Address of principal executive offices)            (Zip Code)

       Registrant's telephone number, including area code: (404) 949-2100

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

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ].

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10K. [X]

         The aggregate market value of the voting stock held by nonaffiliates (which for purposes hereof are all holders other than executive officers and directors) of the Registrant as of March 1, 2000 is

$24,061,903 (based on 7,856,948 shares held by nonaffiliates at $3 1/16 per share, the last sales price on the NYSE on March 1, 2000).

         At March 1, 2000, there were issued and outstanding 8,770,341 shares of Common Stock, par value $0.01 per share, outstanding.


                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the Registrant's definitive Proxy Statement for the 2000 Annual Meeting of Stockholders, to be filed with the Commission, are incorporated by reference into Part III.

                                     PART I

ITEM 1.  BUSINESS.

BACKGROUND AND GENERAL

         Industrial Distribution Group, Inc. was formed in February 1997 to create a leading, nationwide supplier of cost-effective, flexible procurement solutions for manufacturers and other users of industrial maintenance, repair, operating, and production (MROP) products. We distribute a full line of these products, emphasizing our specialized expertise in product applications. Our principal product categories include abrasives, cutting tools, hand and power tools, coolants, lubricants, and adhesives.

         Our application and product specialists are able to analyze a customer's acquisition, possession, and application processes for the supplies we distribute in order to design programs to streamline the processes and reduce their associated costs. These programs may include improving a customer's production and procurement processes, standardizing the products they use, reducing the number of suppliers from which they purchase supplies, or developing integrated supply arrangements that outsource to us some or all of their maintenance, repair, operating, and production procurement and management functions.

         In September 1997, we completed our initial public offering of common stock and, at the same time, acquired and combined the businesses of nine industrial distribution companies. Since that time we have completed the acquisition of 18 additional companies. We intend to establish a nationwide presence, with maintenance, repair, operating, and production product and service capability in all or most of the top 75 U. S. industrial markets. Currently, we have 64 operating locations in 60 cities, which include 37 of the top 75 U.S. industrial markets, along with two small facilities abroad. Our more than 45,000 customers include a diverse group of major national and international corporations, including AlliedSignal, Black & Decker, Boeing, Chrysler, General Motors, Hoechst Celanese, PPG Industries, and Shell Oil, as well as small and large local and regional businesses. On a pro forma combined basis, we had net sales of approximately $542.1 million for the year ended December 31, 1999.


INDUSTRY AND BUSINESS STRATEGY OVERVIEW

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

         We estimate that the size of the market for industrial MROP products in which we participate primarily is approximately $70 billion annually. However, the entire U.S. MROP market is estimated to be in excess of $175 billion annually. This broader market includes electrical, PVF (pipes, valves, and fittings), power transmission, and other product categories in which we participate to a lesser extent. This market is highly fragmented, with the 50 largest distributors accounting for less than 21% of the market. Based on 1998 sales, IDG is the 20th largest distributor of MROP products in the nation.

         Manufacturers and other users of MROP products are seeking ways to enhance efficiencies and reduce MROP process and procurement costs in order to compete more effectively in the global economy. As a result, the industrial supply industry is experiencing consolidation, as customers focus on the convenience, cost savings, and economies of scale associated with a reduced number of suppliers capable of providing superior service and product selection. Further, as manufacturers focus on their core manufacturing or other production competencies, they are increasingly outsourcing their MROP procurement, management, and application processes in search of comprehensive MROP solutions, such as integrated supply. We believe that we have the size, scale of operations, and resources necessary to benefit from these industry trends and compete effectively in the evolving MROP supply industry. The distribution channel associated with the MROP market place is evolving. The e-commerce and business to business solutions introduced by technological advancements and the Internet are changing the distribution channel in the MROP marketplace. The first distributors to enter this space have been those who primarily use catalogs to sell their products. IDG with its product expertise and offering of non-stock inventory will migrate to this supply channel as the IT systems, part number standardization and product offering standardization develops.

         One of our core competencies is our extensive product expertise. With our understanding of the most appropriate product for specific customer applications, we help identify the MROP product best suited for a customer's specific need in order to lower the customer's total MROP costs. Our comprehensive product line supports our commitment to deliver the most appropriate product to our customers. In addition to maintaining over 100,000 stock keeping units, as well as special items in stock for regular customers, we can provide virtually any MROP item, including special-order items.

         We believe the key to serving customers in the changing MROP market is the ability to design and implement customized flexible procurement solutions for acquiring, possessing, and applying MROP products to satisfy each customer's particular needs and achieve its cost reduction objectives. The spectrum of services necessary to deliver such solutions is broad. For customers who are not yet prepared to outsource their entire MROP procurement and management functions, we provide a range of options from which customers may select the appropriate types and level of service. For customers who desire total procurement solutions designed and implemented through a single distributor, we offer our "fully integrated supply" programs, which permit customers to outsource to us the entire MROP procurement and management function, including our ownership of inventory in the customer's on-site MROP supply room, or tool crib.

         Providing superior quality and a comprehensive range of MROP services to customers is our hallmark. As part of our commitment to customer service, we emphasize quality assurance in all phases of our operations. Our sales and service personnel receive ongoing periodic training in total quality management and other team management skills to assure such quality performance. We also will seek certification under the International Standards Organization ("ISO") 9002 standards for distribution with respect to our principal locations and expect to make such certification a company-wide objective for all future principal locations. Currently, nine of the Company's 13 operating "hubs" are ISO 9002 certified.

         We believe that significant opportunities exist to increase revenues and earnings. Through focused marketing both inside and outside the United States, we are seeking to add revenue by offering additional products and services to new and existing customers and identifying any unserved facilities of our larger existing customers. Where necessary to increase our market share, we will open or expand facilities in the vicinity of existing operations. We will also consider the desirability of internal expansion into new geographic markets, focusing primarily on MROP markets in the United States.

While we are no longer actively seeking acquisition prospects, we may make selective acquisitions of successful MROP distribution and related businesses that provide access to a particular strategic market.

FLEXIBLE PROCUREMENT SOLUTIONS; INTEGRATED SUPPLY

         One of our fundamental strengths is the ability to deliver customized flexible procurement solutions that are specially designed to reduce a particular customer's MROP costs. The spectrum of services necessary to design and implement such solutions for customers in the changing industrial MROP market is broad and must encompass all three phases of a customer's MROP cycle -- acquisition, possession, and application. We offer the entire spectrum of services in order to assure our ability to design and implement procurement solutions that meet each particular customer's MROP requirements.

         Some customers may require nearly the entire spectrum of services -- a so-called "fully integrated supply" relationship, where we essentially form a strategic alliance with the customer to procure, manage, and apply MROP products at the customer's site and, in many cases, to share the benefits of the cost reductions achieved. Our fully integrated supply relationships, which are not standardized and vary from customer to customer, usually include:

     -    licensing our proprietary Supply Management System to the customer;

     - gaining access to plant floors to re-engineer procurement and production processes and standardize MROP products;

     -    coordinating the purchase of multiple MROP product lines;

     - providing consolidated invoices and customized management reports via a direct network link to customers; and

     -    managing and staffing tool cribs.

In addition, in a fully integrated supply relationship, we, rather than the customer, generally own the inventory in the tool crib. We believe that the nature of integrated supply relationships will continue to evolve. We will therefore seek to maintain our capability to provide whatever level of integration our customers may require over time.

         In a fully integrated supply relationship, we often guarantee a minimum annual reduction in the customer's total MROP costs. We believe we can achieve such guaranteed cost reductions through our focused and ongoing analysis and re-engineering of a customer's production processes to reduce the variety and number of MROP products that the customer uses. In addition to the contractually guaranteed cost reductions, we often achieve additional costs savings for the customer through the reduction of certain tool crib staffing expenses; the reduction in shrinkage and obsolete stock due to better inventory controls; and the elimination of certain inventory holding costs. Where we save additional costs for a customer through process improvements, the customer usually shares the additional savings with us.

         We believe that, for appropriate customers, a fully integrated supply arrangement also has other benefits. For example, through the use of our proprietary Supply Management System, the customer experiences a better fill rate for MROP products; reduces production downtime due to the unavailability of key products; and obtains more useful information about inventory needs and consumption by cost center than previously collected.

         For customers that require less comprehensive flexible procurement solutions, we can design and implement special arrangements to provide those services needed by the customer. In addition to selections from the services described for fully integrated supply arrangements, these specialized services may include any one or more of the following:

     - providing consolidated billing for MROP products and computerized management reports to customers regarding purchases and inventory levels;

     - installing computer software and hardware to implement an electronic data interchange system to enable the customer to order products from its own location electronically without contacting the Company by telephone or facsimile; and

     - bar coding products in a customer's tool crib to control inventory and track consumption by product, employee, or cost center.

Other services, as needed to respond to a particular customer's MROP requirements, can be designed and implemented to achieve the desired solution.

         At December 31, 1999, the Company had in place 31 fully integrated supply arrangements with customers covering 38 sites, and arrangements for flexible procurement solution services with over 250 customers.

PRODUCTS

         We offer a full line of industrial MROP products, stock specific items for regular customers, and can satisfy virtually any requirement a customer may have for an MROP application or service. Our principal categories of products include abrasives, cutting tools, hand and power tools, coolants, lubricants, and adhesives, among others. We are able to offer significant depth and breadth in our core product lines throughout our nationwide operations, which distinguishes us from most of our present competitors. On an individual hub basis, our products may be ordered electronically through e-commerce, by telephone, by mail, or by facsimile. We seek at all times to provide our customers with the most convenient method of selecting and ordering products, which in the future may include paper and electronic catalogs, Internet commerce, and other publications. The Company is presently investing in the IT systems necessary to successfully compete in the e-commerce and business to business supply chain.

         Our offering of specific products from multiple manufacturers at different prices and quality levels permits us to offer the product that provides the best value for the customer. For example, if a customer requires a drill bit to drill 100 holes, purchasing a top-of-the line product that is designed for a requirement of drilling 10,000 holes would be inefficient and costly. Our application and product specialists are trained specifically to assist customers in making such intelligent cost-saving purchases, with the goal of lowering the customer's total MROP product costs. We believe these factors will significantly enhance our volume of repeat business, and they are an integral part of our overall customer costs reduction and total procurement solution.

         The following table sets forth the MROP products we offer, based on the Industrial Distribution Association product categories, describes typical products in each category, and presents the percentage of our aggregate revenues from sales of the product category for 1999:

                                                                                                            % of
                                                                                                          Aggregate
Product Category                                                    Typical Products                       Revenue
----------------                                                    ----------------                       -------

Cutting Tools...............................      Drills, Taps, Carbide Tools, End Mills                    24.2%
Abrasives...................................      Grinding Wheels, Sanding Belts, Discs, Sheets or          16.5%
                                                      Rolls
Hand Tools..................................      Wrenches, Socket Sets, Screw Drivers, Hammers              7.9%
Power Tools.................................      Air and Electric Drills, Air Compressors, Impact           6.7%
                                                      Wrenches, Screwdrivers
Machinery...................................      Metal Removal Equipment, Metal Forming Equipment           6.5%
Maintenance Equipment &  Supplies...........      Hydraulic Tools, Paint, Lubrication Equipment              5.4%
Coolants, Lubricants, and Adhesives.........      Metal Cutting Coolants, Aerosols, Industrial               5.0%
                                                      Adhesives
Safety Products.............................      Gloves, Signs, Absorbents, Glasses                         4.2%
Material Handling Equipment.................      Hosts, Slings, Chain, Shelving, Casters                    3.5%
Machine Tools & Accessories.................      Milling Machines, Work Holding Vises, Tool Holders         2.7%
Other Products..............................      Special Order Items and Miscellaneous                      2.4%
Saw Blades..................................      Band, Hack, Hole, Jig Saw Blades                           2.0%
Contractor Supplies.........................      Power-Actuated Tools, Ladders, Shovels                     1.7%
Tapes.......................................      Masking, Filament and Duct Tape                            1.6%
Fasteners...................................      Socket Screws, Hex Screws, Anchors                         1.3%
Fluid Power.................................      Hydraulic and Pneumatic Valves, Cylinders                  1.3%
Power Transmission Equipment................      Belts, Drives, Bearings, Gears, Pulleys                    1.2%
Electrical..................................      Fuses, Electrical Switches, Controls                       1.1%
Brushes.....................................      Wire Wheel, Floor Brooms                                   1.1%
Quality Control Products....................      Electronic Calipers, Micrometers                           1.0%
Tool & Die Supplies.........................      Ground Stock, Drill Rod, Die Sets                          0.9%
Industrial Hose.............................      Air Hose, Water Hose                                       0.9%
Welding Equipment & Supplies................      Welders, Weld Rod                                          0.4%
Industrial Pipes, Valves & Fittings.........      Pipes, Valves, Fittings                                    0.3%
Metal Goods.................................      Angle Iron, Conduit                                        0.2%
                                                                                                           -----
   Total                                                                                                   100.0%

         In addition to maintaining over 100,000 SKUs in stock, we often maintain supplies of special items for regular customers. Moreover, we are able to supply virtually any special order MROP item. In order to achieve costs savings for us and for our customers, we periodically review our special order activities to identify items ordered with sufficient frequency to warrant inclusion in our stock.

         We currently obtain products from approximately 24,000 vendors. During 1999, no vendor provided as much as 10% of the products we sold. We believe we are not materially dependent on any one vendor or small group of vendors.

         We ship products anywhere in the world in the time frame required by the customer. To facilitate such "on time" delivery of our products, we store our stock MROP products primarily in warehouses at various locations across the United States.

CUSTOMERS

         Our customers, who number over 45,000, include a broad range of industrial, commercial, and institutional users of MROP products, from one-person machine shops to national and multinational corporations such as AlliedSignal, Black & Decker, Boeing, Chrysler, General Motors, Hoechst Celanese, PPG Industries, and Shell Oil. For 1999, we sold products to over 1,500 customers who purchased at least $50,000 of products, and no single customer accounted for as much as 5% of our net sales.

         We will continue to serve a large number and wide variety of customers, as part of our planned growth and nationwide expansion strategy. Management does expect, however, that we will place special emphasis on marketing and sales of core product categories to mid- to large-sized users of MROP products who require the value-added benefits of our flexible procurement solutions.

SALES AND MARKETING

         We have approximately 309 outside sales representatives, 327 inside sales/customer service representatives, and 21 application and product specialists. Most of the inside sales/customer service representatives support the outside sales representatives and are responsible for certain types of customer service contacts and order entry. The application and product specialists call on designated customers and are responsible for designing and presenting our flexible procurement solutions to those customers and providing technical support with respect to certain products. These specialists are highly trained individuals who build relationships with customers and assist them in reducing total procurement costs and improving production processes.

         The Company has centralized the marketing efforts associated with its Flexible Procurement Solutions which will allow it to compete more effectively in local markets as well for contracts which encompass multiple operating unit locations. Each operating unit has staff dedicated to these efforts who are supervised by the Director of Flexible Procurement located at the Corporate office.

         We are currently designing one comprehensive digital catalog which will represent a significant portion of the product offerings of the Company. This process requires the Company to standardize its part numbering methodology and descriptions of its inventory which is presently diverse among the operating units. When this is complete, the Company will use this catalog for its e-commerce solution in addition to providing both paper and CD ROM copies to customers. Presently, the Company maintains separate catalogs among the business units which they use in their local markets.

         Each of our operating subsidiaries provides regular training programs for its sales personnel and special training programs for any products distributed only in its market area. Each operating subsidiary also maintains a technical support group, as part of its overall sales and marketing function, dedicated to answering specific customer inquiries, assisting customers with the operation of products, and finding low cost solutions to manufacturing problems.

MANAGEMENT INFORMATION SYSTEMS

         We will procure, develop, maintain, and utilize computerized management and information systems, including the utilization of highly specialized distributor based software, our proprietary Supply Management System, and InnoSource System for customer product procurement and management. All of these systems are important elements of our ability to meet customers' requirements for increasing levels of individualized total MROP procurement solutions and also to achieve our desired level of operating efficiencies. We utilize our proprietary Supply Management System in providing flexible procurement solutions for customers.

         Our IT strategy will allow management of key functions, including communication links between warehouse and sales offices, inventory and accounts receivable management, purchasing, pricing, sales and distribution, and the preparation of periodic operating control reports that provide concise and timely information regarding key aspects of its business. The Company is in the process of re-evaluating the use of a comprehensive Enterprise Resource Planning
(ERP) system. The ERP platform is expansive, and it will take a prolonged period of time to integrate the business units to this system. The modifications necessary to improve the performance of the ERP system to a "distribution based" system will also be substantial. In addition, the full benefits of the system will not be realized until a majority of the businesses have integrated to the system. The Company is presently evaluating different IT solutions which will more quickly enable its disparate operating units to share inventory and customer information in a more cost effective manner.

COMPETITION

         The industrial MROP products industry is highly competitive and features numerous distribution channels, including:

     -    national, regional, and local distributors;

     -    direct mail suppliers;

     -    Internet suppliers;

     -    large warehouse chains;

     -    hardware stores; and

     -    manufacturers' own sales forces.

Many of our competitors are small enterprises who sell to such customers in a limited geographic area, but we also compete against several large MROP distributors that have significantly greater resources than IDG. Certain of our competitors sell identical products for lower prices than we offer.

         We believe, however, that our ability to compete effectively is dependent primarily upon our ability to respond to the needs of our customers through quality service and product diversity and availability. We believe our operating and growth strategies will yield operating efficiencies that enhance our ability to compete successfully for the types of customers we desire.

PERSONNEL

         We had approximately 1,505 full-time and 39 part-time associates as of December 31, 1999. Twelve of our associates are employed pursuant to a collective bargaining agreement with local unions affiliated with the International Brotherhood of Teamsters. We believe that the subsidiary that has been employing these persons pursuant to that contract enjoys good relations with these associates, and has not experienced work stoppages.
We believe our business relationships are good with all of our associates.

EXECUTIVE OFFICERS OF THE REGISTRANT

        Certain information regarding the executive officers of the Company is set forth in the following table and paragraphs.

             NAME                     AGE                              POSITION
             ----                     ---                              --------
Patrick S. O'Keefe                    47        President and Chief Executive Officer
Jack P. Healey                        40        Senior Vice President, Chief Financial Officer, and
                                                Secretary
Thomas W. Aldridge, Jr.               52        Senior Vice President

         Mr. O'Keefe joined us in December 1999 as our President, Chief Executive Officer, and a director. Prior to assuming these responsibilities, Mr. O'Keefe served as President of the ZEP Chemical Unit of National Service Industries from December 1997 to October 1999. From July 1996 to July 1997, Mr. O'Keefe served as the President and Chief Executive Officer of Huttig Building Products, Inc. (formerly a subsidiary of Crane Co.) and from June 1994 to June 1996 he served as the President and Chief Executive Officer of Crane Canada (a subsidiary of Crane Co.). Mr. O'Keefe is a member of the Executive Committee of the Board of Directors. He received his undergraduate degree from Canisius College and his Masters in Business Administration from the J.L. Kellogg Graduate School of Management at Northwestern University in 1981.

         Mr. Healey joined us in June 1997 as Vice President and Chief Financial Officer, and became Senior Vice President in 1998. Prior to 1997, Mr. Healey was the partner in charge of assurance services (since 1983) for Miller Ray Healey & Houser, a regional accounting firm and member of the SEC practice section of the AICPA, during which time he served as auditor for The Distribution Group, Inc., one of our operating subsidiaries. Prior to joining that firm, Mr. Healey was a senior auditor with the international accounting firm of Ernst & Young. Mr. Healey is a certified public accountant and a certified fraud examiner. He received his undergraduate degree in accounting from Syracuse University.

         Mr. Aldridge joined us in August 1998, as Senior Vice President of Procurement. Prior to that time, Mr. Aldridge served (since 1991) as Senior Vice President, Vendor Relations, of Affiliated Distributors, a purchasing organization for industrial distributors. From 1987 to 1990, Mr. Aldridge served as Vice President -- Sales of Bauer Corporation, a manufacturer of industrial ladders and personal access equipment. From 1970 to 1987, he held various management positions with AT&T, a telecommunications company. Mr. Aldridge received his undergraduate degree from the University of Georgia.

CERTAIN FACTORS AFFECTING FORWARD LOOKING STATEMENTS

         From time to time, information provided by us or statements made by our directors, officers or employees may constitute "forward-looking" statements under the Private Securities Litigation Reform Act of 1995 and are subject to numerous risks and uncertainties. Any statements made in this Annual Report on Form 10-K, including any statements incorporated by reference, that are not statements of historical fact are forward-looking statements. These forward-looking statements and other forward-looking statements made by us or our representatives are based on a number of assumptions and involve a number of risks and uncertainties, and, accordingly, actual results could differ materially. Factors that may cause such differences include, but are not limited to, the following:

         WE HAVE OPERATED AS A SINGLE ENTITY ONLY SINCE SEPTEMBER 1997 AND CONTINUE TO FACE THE CHALLENGE OF INTEGRATING NEW COMPANIES.

         Although each of our founding companies has operated for over 20 years, we did not commence operations as a combined entity until September 1997. As a result, we are still engaged in integrating these businesses, along with subsequently acquired companies, and we cannot be certain that we will be able to do so with enough success to be as profitable as we expect or desire.

         OUR INFORMATION AND OPERATIONS SYSTEMS ARE NOT FULLY INTEGRATED, AND WE MUST THEREFORE RELY ON THE SYSTEMS OF THE COMPANIES WE ACQUIRE UNTIL WE CAN IMPLEMENT OUR CENTRALIZED SYSTEM.

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

         WE RELY ON A VARIETY OF DISTRIBUTION RIGHTS GRANTED BY OUR SUPPLIERS TO OFFER THEIR PRODUCT LINES TO OUR CUSTOMERS.

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

         OUR INDUSTRY IS VERY COMPETITIVE, BOTH AS TO THE NUMBER AND STRENGTH OF THE DIFFERENT COMPANIES WITH WHICH WE COMPETE AND THE BUSINESS TERMS OFFERED TO POTENTIAL CUSTOMERS.

         The industrial maintenance, repair, operating, and production supplies industry is highly competitive and features numerous distribution channels, including:

         -        national, regional, and local distributors;

         -        direct mail suppliers;
         -        Internet suppliers;
         -        large warehouse chains;
         -        hardware stores; and
         -        manufacturers' own sales forces.

Many of our competitors are small enterprises who sell to customers in a limited geographic area, but we also compete against several large distributors that have significantly greater resources than IDG. Competition with all of these distributors has increased as customers increasingly seek low-cost alternatives to traditional methods of purchasing and sources of supply by, among other things, reducing the number of their maintenance, repair, operating, and production suppliers.

         Competition in the maintenance, repair, operating, and production industry may increase in other ways as well. First, other distributors are consolidating to achieve economies of scale and increase efficiencies. Second, new competitors, of which we are not currently aware, may emerge, further increasing competition.

         Other aspects of our industry also make it very competitive. For example, certain of our competitors sell the same products we sell at lower than we offer. Moreover, we compete on the basis of responsiveness to the needs of customers for quality service, product diversity, and availability. We cannot assure you that we will be able to compete successfully under such conditions.

         WE RELY HEAVILY ON OUR SENIOR MANAGEMENT AND THE EXPERTISE OF MANAGEMENT PERSONNEL OF THE BUSINESSES WE ACQUIRE.

         Our operations will depend for the immediate future on the efforts of our executive officers, the heads of our business units, and the senior management of the businesses we have acquired, especially as we enter into new geographic markets. Our business and prospects could be adversely affected if these persons, in significant numbers, do not perform their key roles as expected, and we are unable to attract and retain qualified replacements.

         THE DELIVERY OF OUR SERVICES REQUIRES HIGHLY SKILLED AND SPECIALIZED EMPLOYEES WHO ARE NOT EASY TO LOCATE OR REPLACE.

         The timely provision of our high-quality service requires an adequate supply of skilled sales and customer service personnel, including the application and product specialists whose expertise is an essential element of our customer-oriented, flexible procurement solutions program. Accordingly, our ability to implement strategies for our customers depends to a degree on our ability to employ the skilled personnel necessary to meet our marketing and servicing requirements. From time to time, we have experienced difficulty in attracting or retaining sufficient numbers of qualified personnel. As a result, our operating costs may be adversely affected by turnover in such positions. We cannot assure you that we will be able to maintain an adequately skilled sales and customer service force or that our labor expenses will not increase as a result of a shortage in the supply of such skilled personnel.

         OUR ABILITY TO SELL OUR PRODUCTS AND SERVICES IN THE QUANTITY WE DESIRE DEPENDS HEAVILY UPON THE ECONOMIC CONDITIONS OF OUR CUSTOMERS.

         Some of the primary markets for the products and services we sell are subject to cyclical fluctuations that generally affect demand for industrial and consumer durable goods produced by the users of maintenance, repair, operating, and production products. Consequently, the demand for these products and services has been and will continue to be influenced by many of those same national, regional, or even international factors. Customers whose businesses are impacted directly by such events affect our business when they delay or slow orders for maintenance, repair, operating, and production products or services that they otherwise would have required if their businesses had not been adversely affected. Changes in economic conditions, such as the examples identified, resulting in a change in the current business cycle could therefore have a material adverse effect on our results of operations and financial condition.

         MANAGEMENT AND CERTAIN INDIVIDUALS WHO HELPED FOUND US OWN OVER 41% OF OUR STOCK AND THUS HAVE A SIGNIFICANT AMOUNT OF CONTROL OF THE COMPANY.

         Our directors and officers, as well as former stockholders of our founding companies, beneficially own an aggregate of approximately 41% of our outstanding common stock. Accordingly, these persons, if they were to act in concert, could potentially control the election of directors and other matters requiring stockholder approval by simple majority vote.

         WE CANNOT BE ABSOLUTELY CERTAIN THAT ALL YEAR 2000 PROBLEMS HAVE BEEN AVOIDED.

         The "year 2000 problem" arises from the widespread use of computer programs that rely on two-digit date codes to perform computations or decision-making functions. Many of these programs may fail due to an inability to properly interpret date codes beginning January 1, 2000. For example, such programs may misinterpret "00" as the year 1900 rather than 2000. In addition, some equipment, being controlled by microprocessor chips, may not deal appropriately with the year "00."

     Although January 1, 2000 has passed without significant disruptions, the year 2000 problem could still disrupt our operations and the systems of other companies upon which our systems rely. If our systems or the systems of our customers, product vendors, utility vendors, and banks experience unforeseen year 2000 problems in the future, it may negatively impact our systems or operations.

ITEM 2.  DESCRIPTION OF FACILITIES.

         Currently, we own 10 properties and lease 63 properties in 67 cities in the United States for our warehouse, sales, and administrative offices. We also lease two properties in two cities in other countries. Certain property locations contain multiple operations such as a warehouse and a sales office. The facilities range in size from 100 square feet to 122,000 square feet. Leases for the facilities expire at various periods between 2000 and 2009. The aggregate annual lease payments for real properties in 1999 were approximately $3.9 million.

         Our corporate offices are located in approximately 10,000 square feet of office space at 950 East Paces Ferry Road, Suite 1575, Atlanta, Georgia. This lease commenced in December 1998 and expires in December 2003. We have subleased approximately 3,000 square feet of this office space.

         We believe that our facilities are adequate for our current needs and do not anticipate inordinate difficulty in replacing such facilities or opening additional facilities, if needed.

ITEM 3.  LEGAL PROCEEDINGS.

         On December 22, 1997, TDG brought an action in DeKalb County Superior Court, Georgia, File No. 97-14388-4, against a former stockholder, Alvis J. Waite, under the Georgia dissenters' rights provisions of the Georgia Business Corporation Code (the "GBCC"). (The case was subsequently transferred to the Superior Court of Fulton County, Georgia.) Mr. Waite, as a stockholder of TDG, had exercised his rights pursuant to the GBCC to dissent from the merger of TDG with us in 1997. TDG offered to pay Mr. Waite $4.2 million for his interest in TDG; Mr. Waite rejected that offer and demanded payment of $9 million. TDG brought this action to seek a judicial determination of the value of Mr. Waite's interest in TDG as of the time of the merger. The court appointed an appraiser to supervise the completion of discovery, to conduct factual hearings and to render a report on the central valuation issues. The appraiser rendered his report to the court on November 12, 1999, containing a recommended value for Mr. Waite's interest of $8.475 million. TDG filed objections to the report and its recommendations, challenging its conclusions and analyses on several bases, and argued its objections before the court. On March 14, 2000, the court entered judgment based on the appraiser's recommendations. TDG is assessing the merits of appealing the judgment, although the parties are engaged in discussions about possible settlement.

         D. Gray and Clora P. Farley, former shareholders in Continental Air Tool, Inc., a company that we acquired in March 1998, brought suit against us in the Superior Court of Orange County on August 16, 1999. In connection with our acquisition of Continental Air Tool, Mr. and Mrs. Farley received our restricted common stock in exchange for their shares of stock in Continental Air Tool. The written purchase agreement between us and the shareholders of Continental Air Tool provided, among other things, that the restricted common stock received by Mr. and Mrs. Farley could not be re-sold until we had complied with certain filing requirements of the Securities and Exchange Commission (the "SEC"), as required under the Securities Act of 1933. Mr. and Mrs. Farley claim that we breached our obligation in the written agreement to use our "best efforts" to cause a Registration Statement to remain in effect, and as a result they have suffered damages in the approximate amount of $1.175 million. We removed the case to the United States District Court for Central District of California on December 2, 1999, and filed our answer on December 9, 1999 denying any and all liability for the purported damages alleged by plaintiffs. As of March 17, 2000, the Company had reached an agreement for the dismissal of the lawsuit and arbitration and Mr. Farley had rejoined one of the Company's business units as President.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         No matters were submitted to a vote of security holders of the Company during the fourth quarter of the fiscal year covered by this Report.

                                     PART II


ITEM 5.     MARKET FOR REGISTRANT'S COMMON EQUITY
            AND RELATED STOCKHOLDER MATTERS.

         Our common stock trades on the New York Stock Exchange ("NYSE") under the symbol "IDG". The following table sets forth for the periods indicated the high and low closing market prices of the common stock on the NYSE.

                                                                                      PRICE RANGE
                                                                                      -----------
                                                                                 HIGH            LOW
                                                                                 ----            ---

       1998
       ----
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
            Third Quarter...........................................           $ 16 9/16      $  5 1/2
            Fourth Quarter..........................................           $  7 5/8       $  5 3/8

       1999
       ----
            First Quarter...........................................           $  8 3/8       $  5 1/4
            Second Quarter..........................................           $  6 3/4       $  4 7/8
            Third Quarter...........................................           $  5 3/16      $  3 5/16
            Fourth Quarter..........................................           $  4           $  2 11/16

       2000
       ----
            First Quarter  (through March 15, 2000).................           $  3 11/16     $  2 7/8


         As of March 15, 2000, there were 662 holders of record of our common stock. Investors who beneficially own our common stock that is held in street name by brokerage firms or similar holders are not included in this number. Accordingly, based upon the quantities of periodic reports requested by such brokerage firms, we believe that the actual number of individual beneficial owners of our common stock exceeds 1,600.

         We have not paid dividends on our common stock. We currently intend to retain our future earnings, if any, to finance the growth, development, and expansion of our business and, accordingly, do not currently intend to declare or pay any dividends on our common stock for the foreseeable future. The declaration, payment, and amount of future dividends, if any, will be subject to the discretion of our Board of Directors and will depend upon our future earnings, results of operations, financial condition, and capital requirements, among other factors. Under Delaware law, we are prohibited from paying any dividends unless we have capital surplus or net profits available for this purpose. In addition, our credit agreement with Bank One, N.A. (f/k/a The First National Bank of Chicago) and other lenders prohibits the payment of dividends in the event of a default under that agreement.

ITEM 6.  SELECTED FINANCIAL DATA.

         The following summary financial data as of and for the years ended December 31, 1999, 1998, 1997, 1996 and 1995 have been derived from audited financial statements of the Company. All such financial statements of the Company reflect the requirements of the Securities and Exchange Commission's Staff Accounting Bulletin No. 97 ("SAB 97"), which deem the historical financial statements of B&J Industrial Supply Company ("B&J") -- one of the nine founding companies we acquired to commence our current operations as a combined entity (the "Combination") -- to be our historical financial statements for all periods prior to the September 24, 1997, the accounting effective date of those acquisitions. As a result, our financial statements, and the following data, reflect the results of operations and financial condition of B&J combined with Continental Air Tool, Inc., Northern Tool & Supply, Inc., and Hawley Industrial Supplies, Inc., which we acquired during 1998 and are accounted for under the pooling-of-interests accounting treatment (the "Pooled Companies") for the periods prior to September 24, 1997; and the results of operations and financial condition of all nine founding companies and the Pooled Companies are reflected in our financial statements and data for only the period of time from and after September 24, 1997. Companies acquired during 1998 and 1999 and accounted for under purchase accounting treatment (which includes all companies acquired during 1998 and 1999 other than the Pooled Companies) are shown only for the period of time from and after our acquisition of them. Those facts account for a substantial difference in these financial data as of and for the years ended December 31, 1999, 1998 and 1997 as compared to prior years; they make comparisons of the data among the periods misleading; and they are a further reason that these historical results are not indicative of the results that we may achieve in the future.

         These selected financial data should be read in conjunction with our audited consolidated financial statements and notes thereto, and Management's Discussion and Analysis of Financial Condition and Results of Operations, included in Item 7 of this Report.

------------------------------------------------------------------------------------------------------------------------------
YEAR ENDED DECEMBER 31,                                1999            1998             1997            1996            1995
------------------------------------------------------------------------------------------------------------------------------
(in thousands)

STATEMENTS OF INCOME DATA:
Net sales                                          $  542,141       $  437,610      $  153,218      $   68,266      $   59,944
                                                   ----------       ----------      ----------      ----------      ----------
Gross profit                                          119,181          100,425          35,492          15,492          14,181
Selling, general and administrative                   116,756           89,954          31,595          14,649          13,281
                                                   ----------       ----------      ----------      ----------      ----------
Operating income                                        2,425           10,471           3,897             843             900
Net income (loss)                                  $   (1,889)      $    6,215      $    2,316      $      364      $      322

BALANCE SHEET DATA:
Working capital                                    $   78,148       $   80,989      $   81,152      $    9,551      $    8,645
Property and equipment, net                            31,538           24,619           9,910           2,156           2,082
Total assets                                          230,804          211,465         147,246          27,252          23,542
Long-term debt, including current portion              47,953           39,699          11,653           7,959           7,180
Stockholders' equity                               $  112,072       $  113,595      $   99,490      $   11,223      $    9,425

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

GENERAL

         The Company provides flexible procurement solutions for manufacturers and other users of industrial MROP products, distributing a full line of such products and providing specialized services to a diverse group of more than 45,000 customers. The Company sells MROP supplies directly from stock and special order (non-stock), using catalogs or similar methods; such sales, on a combined basis, were $371.6 million, $295.1 million and $225.0 million in 1999, 1998 and 1997, respectively. The Company also sells products and services pursuant to supply contracts (normally for a duration of at least one year) for fixed prices or fixed margins on certain products or product lines; such supply contracts generated sales, on a combined basis, of $92.5 million, $93.6 million and $80.8 million in 1999, 1998 and 1997 respectively. Pursuant to integrated supply contracts, the Company manages tool cribs and provides a level of enhanced service to certain customers, often with a guaranteed minimum reduction in the customer's total MROP costs. Revenues from integrated supply contracts, on a combined basis, were $78.0 million in 1999, $48.9 million in 1998 and $26.3 million in 1997. Total sales for 1999, 1998 and 1997 on a combined basis were $542.1 million, $437.6 million and $332.1 million respectively.

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

         Management believes that the success of the Company's integrated supply and flexible procurement solutions business will depend in major part on the Company's utilization of technology to design and implement the MROP procurement solutions that customers desire. The Company, on a combined basis, invested over $842,000 in 1997, $1,132,000 in 1998 and $918,000 in 1999 to develop and upgrade its information systems, including its proprietary Supply Management System, InnoSource System and its internal management information systems in order to expand its capabilities to successfully and profitably deliver such specialized services to customers. The Company will continue to commit resources to its technological capabilities in order to provide superior customer service and achieve internal operating efficiencies.

         Under the provisions of SAB 97, the Company's historical financial information prior to September 24, 1997 reflects only the operations of B&J combined with the Pooled Companies. Management's analysis of such information alone would not convey important information about the Company on a combined basis, or about the historical results of operations achieved by the other eight founding companies whose businesses were also acquired by the Company as of September 24, 1997. Management has also included, therefore, its analysis of certain combined financial information of the

Company that reflect the historical results of all nine founding companies for 1997. For 1999 and 1998, results of the acquisitions accounted for under the purchase method of accounting have been included.

         In these discussions, most percentage and dollar amounts have been rounded to aid presentation; as a result, all such figures are approximations. References to such approximations have generally been omitted.

RESULTS OF OPERATIONS -- COMBINED

         The following table sets forth certain combined operating data and shows such data as a percentage of net sales for the periods indicated. These combined data include the operating results of B&J together with the results of the other eight founding companies and the Pooled Companies, on a combined basis, for the entire periods presented. For 1999 and 1998, the combined data includes the results of the acquired companies under the purchase method of accounting.

                                                Year Ended December 31,
                          ---------------------------------------------------------------------------
                            1999                      1998                     1997
                            ----                      ----                     ----
                                                    (dollars in thousands)

Net Sales                 $542,141         100.0%   $437,610         100.0%   $332,169         100.0%
Cost of Sales              422,960          78.0     337,185          77.1     255,777          77.0
                           -------          ----     -------          ----     -------          ----
Gross Profit               119,181          22.0     100,425          22.9      76,392          23.0

         These combined operating data for the periods prior to the Combination on September 24, 1997, may not be indicative of the Company's post-Combination operations for several reasons. The founding companies involved in the Combination, and the Pooled Companies that were subsequently acquired, had each operated as separate privately owned entities until their respective acquisition by the Company. Moreover, these combined operating data do not represent combined results of operations presented in accordance with generally accepted accounting principles; rather, for all periods prior to September 24, 1997, they are only summations of the respective line items from historical financial information of the individual founding companies and the Pooled Companies.

1999 COMPARED TO 1998

         Net sales increased $104.5 million, or 23.9% from $437.6 million in 1998 to $542.1 million in 1999. The increase reflects $28.0 million of additional flexible procurement solutions and integrated supply sales and the effect of having a full year of operation for the companies acquired in 1998. On a same store basis -- that is, reflecting acquired companies on the same basis in each year -- net sales in 1999 declined by $28.6 million or 5%.

         Cost of sales increased $85.8 million, or 25.4%, from $337.2 million in 1998 to $423.0 million in 1999, primarily as a result of including a full year's cost of sales for the companies acquired in 1998. The cost of sales as a percentage of net sales increased over the prior year primarily due to a shift in the product mix of the acquired businesses; and to a lesser extent, the loss of certain favorable procurement programs which were in place during 1998 and the time required to re-establish similar or more competitive programs in 1999.

1998 COMPARED TO 1997

         Net sales increased $105.4 million, or 31.7%, from $332.2 million in 1997 to $437.6 million in

1998. In 1998, acquisitions accounted for under the purchase method of accounting represented approximately $88.7 million of this increase. The remainder of the increase was attributable, in major part, to an increase in flexible procurement solutions and integrated supply sales that accounted for $35.4 million of additional revenues during 1998. Excluding the effect of the 1998 acquisitions, general sales decreased as compared to 1997 due to the conversion of certain existing customers who had been purchasing products on a general sales basis to customers with whom the Company established arrangements for integrated supply and other specialized services supply. Total sales, excluding the effect of the 1998 acquisitions, increased by $16.7 million, or 5.8%, in 1998 as compared to 1997.

         Cost of sales increased $81.4 million, or 31.8%, from $255.8 million in 1997 to $337.2 million in 1998, primarily as a result of increased sales during the latter period. While there were variations in the product mix, cost of sales as a percentage of net sales remained stable year over year.

RESULTS OF OPERATIONS -- HISTORICAL

         The following table sets forth certain operating data of the Company (which, pursuant to the requirements of SAB 97, are based on the historical financial results of B&J and the Pooled Companies) for the periods prior to September 24, 1997, and include the other eight founding companies and the companies acquired after the combination using the purchase method of accounting from their respective acquisitions dates forward, and shows such data as a percentage of net sales for the periods indicated:

                                                                       Year Ended December 31,
                                                 ------------------------------------------------------------------------
                                                   1999                    1998                     1997
                                                   ----                    ----                     ----
                                                                      (dollars in thousands)

Net Sales                                        $542,141       100.0%    $437,610       100.0%    $153,218       100.0%
Cost of Sales                                     422,960        78.0      337,185        77.0      117,726        76.8
                                                 --------       -----     --------       -----     --------       -----
Gross Profit                                      119,181        22.0      100,425        23.0       35,492        23.2
Selling, General and Administrative               116,756        21.5       89,954        20.6       31,595        20.6
                                                 --------       -----     --------       -----     --------       -----
Operating Income                                 $  2,425         0.5%    $ 10,471         2.4%    $  3,897         2.6%
                                                 ========       =====     ========       =====     ========       =====


1999 Compared to 1998

         Net sales increased $104.5 million, or 23.9% from $437.6 million in 1998 to $542.1 million in 1999. The increase reflects $28.0 million of additional flexible procurement solutions and integrated supply sales and the effect of having a full year of operation for the companies acquired in 1998. On a same store basis -- that is, reflecting acquired companies on the same basis in each year -- net sales in 1999 declined by $28.6 million or 5%.

         Cost of sales increased $85.8 million, or 25.4%, from $337.2 million in 1998 to $423.0 million in 1999, primarily as a result of including a full year's cost of sales for the companies acquired in 1998. The cost of sales as a percentage of net sales increased over the prior year, from 77.0% to 78.0% primarily due to a shift in the product mix of the acquired businesses; and to a lesser extent, the loss of certain favorable procurement programs which were in place during 1998 and the time required to re-establish similar or more competitive programs in 1999.

         Selling, general, and administrative expenses increased $26.8 million, or 29.8%, from $90.0 million in 1998 to $116.8 million in 1999. In 1999, $23.1 million of the increase is attributable to including the full year of operations for the companies acquired in 1998. Also included in the increase are $4.4 million for the expected resolution of the dissenting shareholder lawsuit involving one of the companies; $1.3 million for executive separation and closing of the Chevy Chase, Maryland office; and $250,000 for the write-off of non-realizable acquisition costs. Total selling, general and administrative expenses, exclusive of the onetime charges and the incremental effect of the 1998 acquisitions, decreased $2.2 million. Exclusive of the onetime charges, selling, general and administrative expenses as a percent of net sales declined slightly from 20.6% to 20.4%.

         Operating income decreased $8.1 million, or 76.8%, from $10.5 million in 1998 to $2.4 million in 1999, primarily as a result of the one-time charges discussed above. Operating income as a percentage of net sales decreased, however, from 2.4% in 1998 to .5% in 1999, also reflecting such effects.


1998 COMPARED TO 1997

         Net sales increased $284.4 million, or 185.6%, from $153.2 million in 1997 to $437.6 million in 1998. This substantial increase is primarily the result of SAB 97 accounting for the Combination, because 1998 includes the contributed revenue of all nine founding companies for the entire year. Also, this increase reflects the $88.7 million in revenues from other companies that were acquired during 1998.

         Cost of sales increased $219.5 million, or 186.4%, from $117.7 million in 1997 to $337.2 million in 1998. The increase is primarily due to the substantial increase in sales, which is primarily attributable to the effect of the SAB 97 accounting for the Combination and the 1998 acquisitions as discussed above. As a percentage of net sales, cost of sales increased slightly from 76.8% in 1997 to 77.0% in 1998, due to the higher cost of sales percentage, relative to B&J and the Pooled Companies, of the other founding companies and certain of the companies acquired in 1998.

         Selling, general, and administrative expenses increased $58.4 million, or 184.7%, from $31.6 million in 1997 to $90.0 million in 1998, again primarily attributable to the effect of the SAB 97 accounting and the acquisitions discussed above. As a percentage of net sales, however, selling, general, and administrative expenses remained steady at 20.6%, even though 1998 expenses included $0.3 million of non-recurring expenses related to acquisitions. Excluding these non-recurring expenses, the Company's selling, general, and administrative expenses for 1998 reflected a slight decline to 20.5% as a percentage of net sales.

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

         Operating income increased $6.6 million, or 168.8%, from $3.9 million in 1997 to $10.5 million in 1998, primarily reflecting the effects of SAB 97 accounting and the acquisitions discussed above. Operating income as a percentage of net sales decreased, however, from 2.6% in 1997 to 2.4% in 1998, also reflecting such effects.

         IMPACT OF YEAR 2000 PROBLEM

         The Company did not experience any material disruptions in its operations or activities as a result of the so-called "Y2K Problem". Nor did the Company incur material expenses in correcting perceived or suspected Y2K problems. In addition, the Company is not aware that any of its suppliers or customers has experienced any material disruptions in their operations or activities. The Company does not expect to encounter any such problems in the foreseeable future, although it continues to monitor its computer operations for signs or indications of such a problem.

         It is possible, however, that if "Year 2000" problems are incurred by the customers or suppliers of the Company, such problems could have a negative impact on future operations and financial performance of the Company, although the Company has not been able to specifically identify any such problems among its clients or suppliers. Furthermore, the Year 2000 problem may impact other entities with which the Company transacts business and the Company cannot predict the effect of the Year 2000 problem on such entities or the resulting effect on the Company.

LIQUIDITY AND CAPITAL RESOURCES

         As of January 31, 2000, the Company had $1.2 million of cash and cash equivalents, an additional $85.3 million of working capital, and an aggregate of $44.0 million of borrowing capacity under a revolving credit facility for $100 million with a syndicate of commercial banks (the "Credit Facility"). At December 31, 1999, these amounts were $851,000, $77.3 million, and $53 million, respectively.

         The Credit Facility, has a two-year term from December 31, 1999, may be used for operations and acquisitions, and provides $5 million for swinglines and $10 million for letters of credit. Amounts outstanding under the Credit Facility bear interest at either the lead bank's corporate rate or LIBOR, plus applicable margins, as selected by the Company from time to time. The Company incurs a fee between 20 and 30 basis points on the average daily unused capacity during the term. The Credit Facility is secured by the certain assets of all the subsidiaries of the Company.

         The principal ongoing capital requirements for the Company at the present time are for carrying inventory and accounts receivable, and for purchasing and upgrading property and equipment. The Company will also utilize cash in connection with the resolution of the dissenting shareholder litigation involving one of the founding companies. The Company believes that it will have sufficient cash from working capital, and cash flow from operations, including use of available capacity under the Credit Facility, to fund both its current operations and anticipated internal expansion, for the current year, as well as to resolve the dissenting shareholder litigation. The Company is no longer pursuing acquisitions on an active basis, although it might consider a particularly attractive opportunity if presented; in such case, cash financing would probably be necessary and the Company might need to access other capital sources, which might not be available.

         On an historical basis (consistent with the requirements of SAB 97), net cash provided by (used in) operating activities for fiscal years 1999, 1998 and 1997 was $2.0 million, $4.1 million and ($1.3 million), respectively. The change was principally due to positive operating cash flow of companies acquired in 1998 and improved management of accounts payable.

         Net cash provided by (used in) investing activities for fiscal years 1999, 1998 and 1997 was ($11.4 million), ($49.3 million) and $1.8 million, respectively. The change was principally due to cash used in acquisitions and purchases of property and equipment, in particular a new building for the largest business unit and a portion of the Company's new ERP system.

         Net cash provided by financing activities for fiscal years 1999, 1998 and 1997 was $9.0 million, $14.9 million and $29.4 million, respectively. The changes were principally due to the net activity from advances on the Credit Facility and repayment of lines of credit of the acquired companies. In 1997 the Company received approximately $56.6 million from its initial public offering.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         The Company believes that its exposures to market risks are immaterial. The Company holds no market risk sensitive instruments for trading purposes. At present, the Company does not employ any derivative financial instruments, other financial instruments or derivative commodity instruments to hedge any market risk and has no plans to do so in the future. To the extent the Company has borrowings outstanding under its revolving credit facility, the Company is exposed to interest rate risk because of the variable interest rate under the facility. Such exposure, however, is immaterial due to the short-term nature of such borrowings.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         The information required to be provided by this item is found on pages F-1 through F-22 of this Report.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         The information contained under the heading "Election of Directors" in the definitive Proxy Statement to be used in connection with the solicitation of proxies for the Company's 2000 Annual Meeting of Stockholders, to be filed with the Commission, is incorporated herein by reference. Pursuant to instruction 3 to paragraph (b) of Item 401 of Regulation S-K, information relating to the executive officers of the Company is included in Item 1 of this Report.

ITEM 11.  EXECUTIVE COMPENSATION.

         The information contained under the heading "Executive Compensation" in the definitive Proxy Statement to be used in connection with the solicitation of proxies for the Company's 2000 Annual Meeting of Stockholders, to be filed with the Commission, is incorporated herein by reference. In no event shall the information contained in the Proxy Statement under the heading "Stockholder Return Performance Graph" be deemed incorporated herein by such reference.

ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The information contained under the heading "Voting Securities and Principal Stockholders" in the definitive Proxy Statement to be used in connection with the solicitation of proxies for the Company's 2000 Annual Meeting of Stockholders, to be filed with the Commission, is incorporated herein by reference. For purposes of determining the aggregate market value of the Company's voting stock held by nonaffiliates, shares held by all directors and executive officers of the Company have been excluded. The exclusion of such shares is not intended to, and shall not, constitute a determination as to which persons or entities may be "affiliates" of the Company as defined by the Commission.

ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         The information contained under the heading "Certain Transactions" in the definitive Proxy Statement to be used in connection with the solicitation of proxies for the Company's 2000 Annual Meeting of Stockholders, to be filed with the Commission, is incorporated herein by reference.

                                    PART IV

ITEM 14.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORT ON FORM 8-K.

(a) The following financial statements and notes thereto are filed as part of this Report:

         1.       FINANCIAL STATEMENTS

                  Report of Independent Public Accountants.
                  Consolidated Balance Sheets as of December 31, 1999 and 1998. Consolidated Statements of Operations for the years ended
                      December 31, 1999, 1998, and 1997.
                  Consolidated Statements of Stockholders' Equity for the
                      years ended December 31, 1999, 1998, and 1997.
                  Consolidated Statements of Cash Flows for the years ended
                      December 31, 1999, 1998, and 1997.
                  Notes to Consolidated Financial Statements and Schedule as
                      of December 31, 1999 and 1999 and for the years ended December 31, 1999, 1998, and 1997.

         2.       FINANCIAL STATEMENT SCHEDULES

                  Schedule II - Valuation and Qualifying Accounts

                  All other schedules have been omitted because the information required is either included in the financial statements or notes or is not required.


(b)      REPORTS ON FORM 8-K.

         The Company filed a report on Form 8-K on December 22, 1999.

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

         *10.5(b)          Amendment No. 1 to Industrial Distribution Group, Inc. Stock Incentive Plan (filed as
                           Exhibit 10.5(b) of the Company's Annual Report on Form 10-K (File No. D01-131950) on
                           March 31, 1999 is hereby incorporated by reference)

         *10.6             Employment Agreement between the Company and Jack P. Healey (filed as Exhibit 10.8 of the Company's Registration Statement on Form S-1 (File No. 333-36233) is hereby incorporated by reference)

         *10.7             Form of Indemnification Agreement entered into between the Company and each of the executive officers and directors of the Company (filed as Exhibit 10.9 of the Company's Registration
                           Statement on Form S-1 (File No. 333-36233) is hereby incorporated by reference)

         10.8              Form of Escrow Agreement among the Company, American Stock Transfer & Trust Company and the
                           individuals named therein (filed as Exhibit 10.10 of the Company's Registration
                           Statement on Form S-1 (File No. 333-36233) is hereby incorporated by reference)

         10.9(a)           Letter Agreement dated October 1, 1997 by and between the Company and Barth Smith
                           Company (filed as Exhibit 10.11 of the Company's Annual Report on Form 10-K (File No.
                           001-13195) on March 31, 1998, is hereby incorporated by reference)

         10.9(b)           Description of Agreement with Barth Smith Company dated December 3, 1998  (filed as
                           Exhibit 10.11(b) of the Company's Annual Report on Form 10-K (File No. 001-13195) on
                           March 31, 1999 is hereby incorporated by reference)

         10.10             Lease Agreement dated July 30, 1998 by and between Andrew B. and Stephanie A. Shearer and Shearer Industrial Supply Co. (filed as Exhibit 10.12 of the Company's
                           Registration Statement on Form S-1 (File No. 333-51851) is hereby incorporated by reference)

         10.11             Agreement and Plan of Merger and Reorganization between the Company, LDS Acquisition
                           Company, Inc., L.D. Supply, Inc. and the Stockholders named therein (filed as Exhibit
                           2 of the Company's Current Report on Form 8-K (File No. 001-13195) on June 19, 1998
                           is hereby incorporated by reference)

         *10.12            Industrial Distribution Group, Inc. Management Incentive Program  (filed as Exhibit
                           10.14 of the Company's Annual Report on Form 10-K (File No. 001-13195) on March 31,
                           1999 is hereby incorporated by reference)

         10.13(a)          Credit Agreement dated December 11, 1997 by and between the Company, the Lenders listed therein, and The First National Bank of Chicago (filed as Exhibit 10.15(a) of the Company's
                           Annual Report on Form 10-K (File No. 001-13195) on March 31, 1999 is hereby incorporated by reference)

         10.13(b)          First Amendment to Credit Agreement dated December 11, 1998 by and between the Company, the Lenders listed therein, and The First National Bank of Chicago (filed as Exhibit
                           10.15(b) of the Company's Annual Report on Form 10-K (File No. 001-13195) on March 31,
                           1999 is hereby incorporated by reference)

         10.13(c)          Amendment No. 1 to Credit Agreement dated November 1, 1999 by and between the
                           Company, the Lenders listed therein, and Bank One, N.A. (formerly known as The First
                           National Bank of Chicago)

         10.13(d)          Amendment No. 2 to Credit Agreement dated December 31, 1999 by and between the
                           Company, the Lenders listed therein, and Bank One, N.A. (formerly known as The First
                           National Bank of Chicago)

         21.1              Subsidiaries of the Company

         23.1              Consent of Arthur Andersen LLP

         27.1              Financial Data Schedule (for SEC use only)

         99                Proxy Statement for the 1999 Annual Meeting of Stockholders

------------------------
* Management contract or compensatory plan or arrangement required to be filed as an exhibit.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(a) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Atlanta, State of Georgia, on the 28th day of March, 2000.

                         INDUSTRIAL DISTRIBUTION GROUP, INC.


                         By: /s/ Patrick S. O'Keefe
                            -----------------------------------------
                            Patrick S. O'Keefe
                            President and Chief Executive Officer


         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Company in the capacities set forth and on the 28th day of March, 2000.

              Signature                                                        Position
              ---------                                                        --------

/s/ Patrick S. O'Keefe                                       President, Chief Executive Officer, and Director
-------------------------------------                        (Principal Executive Officer)
Patrick S. O'Keefe


/s/ Jack P. Healey                                           Senior Vice President, Chief Financial Officer, and
-------------------------------------                        Secretary (Principal Financial and Accounting Officer)
Jack P. Healey


/s/ Richard M. Seigel                                        Chairman of the Board
-------------------------------------
Richard M. Seigel


/s/ David K. Barth                                           Director
-------------------------------------
David K. Barth


/s/ William J. Burkland                                      Director
-------------------------------------
William J. Burkland


/s/ William R. Fenoglio                                      Director
-------------------------------------
William R. Fenoglio


/s/ William T. Parr                                          Director
-------------------------------------
William T. Parr


/s/ George L. Sachs, Jr.                                     Director
-------------------------------------
George L. Sachs, Jr.


/s/ Andrew B. Shearer                                        Director
-------------------------------------
Andrew B. Shearer

                          INDEX TO FINANCIAL STATEMENTS

Report of Independent Public Accountants.............................................................F-2
Consolidated Balance Sheets at December 31, 1999 and 1998............................................F-3
Consolidated Statements of Operations for the Years Ended December 31, 1999,
      1998, and 1997.................................................................................F-4
Consolidated Statements of Stockholders' Equity for the Years Ended December
      31, 1999, 1998, and 1997.......................................................................F-5
Consolidated Statements of Cash Flows for the Years Ended December 31, 1999,
      1998, and 1997.................................................................................F-6
Notes to Consolidated Financial Statements and Schedule for the Years Ended
      December 31, 1999, 1998, and 1997..............................................................F-7
Schedule II - Valuation and Qualifying Accounts......................................................F-22

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To Industrial Distribution Group, Inc.:

We have audited the accompanying consolidated balance sheets of INDUSTRIAL DISTRIBUTION GROUP, INC. (a Delaware corporation) AND SUBSIDIARIES as of December 31, 1999 and 1998 and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1999. These consolidated financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and the schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Industrial Distribution Group, Inc. and subsidiaries as of December 31, 1999 and 1998 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999 in conformity with accounting principles generally accepted in the United States.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. Schedule II is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states, in all material respects, the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

ARTHUR ANDERSEN, LLP
Atlanta, Georgia
February 18, 2000

                      INDUSTRIAL DISTRIBUTION GROUP, INC.
                                AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                           DECEMBER 31, 1999 AND 1998
                       (IN THOUSANDS, EXCEPT SHARE DATA)



                                     ASSETS
                                                                                              1999          1998
                                                                                              ----          ----
CURRENT ASSETS:
     Cash and cash equivalents                                                              $    851     $  1,285
     Accounts receivable, net                                                                 64,029       57,459
     Inventories                                                                              67,633       60,949
     Deferred tax assets                                                                       7,094        5,516
     Prepaid and other current assets                                                          5,722        7,919
                                                                                            --------     --------
                  Total current assets                                                       145,329      133,128

PROPERTY AND EQUIPMENT, NET                                                                   31,538       24,619

INTANGIBLE ASSETS, NET                                                                        53,019       51,880

OTHER ASSETS                                                                                     918        1,838
                                                                                            --------     --------
                  Total assets                                                              $230,804     $211,465
                                                                                            ========     ========


                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Current portion of long-term debt                                                      $    467     $  2,278
     Lines of credit                                                                              --        1,761
     Accounts payable                                                                         48,870       40,342
     Accrued compensation                                                                      2,782        3,772
     Other accrued liabilities                                                                15,062        3,986
                                                                                            --------     --------
                  Total current liabilities                                                   67,181       52,139

LONG-TERM DEBT                                                                                47,486       35,660
DEFERRED TAX LIABILITIES                                                                       2,024          884

OTHER LONG-TERM LIABILITIES                                                                    2,041        9,187
                                                                                            --------     --------
                  Total liabilities                                                          118,732       97,870
                                                                                            --------     --------
COMMITMENTS AND CONTINGENCIES (NOTE 10)

STOCKHOLDERS' EQUITY:
     Preferred stock, $.10 par value per share; 10,000,000 shares authorized, no
         shares issued or outstanding in 1999 and 1998                                            --           --
     Common stock, $.01 par value per share; 50,000,000 shares authorized,
         8,641,831 and 8,484,953 shares issued, of which 8,635,058 and 8,478,180                  87           85
         are outstanding, in 1999 and 1998, respectively
     Additional paid-in capital                                                               97,636       97,272
     Retained earnings                                                                        14,439       16,328
     Treasury stock, at cost (6,773 shares in 1999 and 1998)                                     (90)         (90)
                                                                                            --------     --------
                  Total stockholders' equity                                                 112,072      113,595
                                                                                            --------     --------
                  Total liabilities and stockholders' equity                                $230,804     $211,465
                                                                                            ========     ========


       The accompanying notes are an integral part of these consolidated balance sheets.

                      INDUSTRIAL DISTRIBUTION GROUP, INC.
                                AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS

             FOR THE YEARS ENDED DECEMBER 31, 1999, 1998, AND 1997
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                1999                 1998                 1997
                                                            ------------         ------------         ------------

NET SALES                                                   $    542,141         $    437,610         $    153,218

COST OF SALES                                                    422,960              337,185              117,726
                                                            ------------         ------------         ------------
         Gross profit                                            119,181              100,425               35,492

SELLING, GENERAL, AND ADMINISTRATIVE
EXPENSES (NOTE 5)                                                116,756               89,954               31,595
                                                            ------------         ------------         ------------
         Income from operations                                    2,425               10,471                3,897

INTEREST EXPENSE                                                   3,514                1,319                  966

INTEREST INCOME                                                      (78)                (847)                (461)

OTHER INCOME, NET                                                    (80)                (147)                (178)
                                                            ------------         ------------         ------------
(LOSS) INCOME BEFORE EXTRAORDINARY ITEM
AND INCOME TAXES                                                    (931)              10,146                3,570

PROVISION FOR INCOME TAXES                                           688                3,931                1,254
                                                            ------------         ------------         ------------
(LOSS) INCOME BEFORE EXTRAORDINARY ITEM                           (1,619)               6,215                2,316
EXTRAORDINARY LOSS ON EARLY
EXTINGUISHMENT OF DEBT, NET OF TAX
BENEFIT                                                              270                   --                   --
                                                            ------------         ------------         ------------

NET (LOSS) INCOME                                           $     (1,889)        $      6,215         $      2,316
                                                            ============         ============         ============

EARNINGS PER COMMON SHARE:
       Basic
         (Loss) income before extraordinary item            $      (0.19)        $       0.75         $       0.71
         Extraordinary item                                        (0.03)                0.00                 0.00
                                                            ------------         ------------         ------------
         Net (loss) income                                  $      (0.22)        $       0.75         $       0.71
                                                            ============         ============         ============
       Diluted
         (Loss) income before extraordinary item            $      (0.19)        $       0.75         $       0.71
         Extraordinary item                                        (0.03)                0.00                 0.00
                                                            ------------         ------------         ------------
         Net (loss) income                                  $      (0.22)        $       0.75         $       0.71
                                                            ============         ============         ============

WEIGHTED AVERAGE SHARES:
         Basic                                                 8,566,517            8,263,151            3,258,555
                                                            ============         ============         ============

         Diluted                                               8,566,517            8,294,099            3,282,927
                                                            ============         ============         ============


             The accompanying notes are an integral part of these
                           consolidated statements.

                      INDUSTRIAL DISTRIBUTION GROUP, INC.
                                AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

             FOR THE YEARS ENDED DECEMBER 31, 1999, 1998, AND 1997
                       (IN THOUSANDS, EXCEPT SHARE DATA)


                                                                       COMMON STOCK    ADDITIONAL
                                                                  --------------------  PAID-IN   RETAINED   TREASURY
                                                                   SHARES       AMOUNT  CAPITAL   EARNINGS    STOCK      TOTAL
                                                                  --------      ------  -------   --------   --------    -----

BALANCE, DECEMBER 31, 1996                                        1,531,179       $15   $ 3,590    $ 7,797    $(179)   $ 11,223

  Retired treasury stock                                            (45,628)       --      (179)        --      179          --
  Issuance of common stock to founding companies and management   2,592,981        26    29,239         --       --      29,265
  Initial public offering                                         3,795,000        38    56,561         --       --      56,599
  Sale of shares through employee stock purchase plan                 6,578        --        87         --       --          87
  Net income                                                             --        --        --      2,316       --       2,316
                                                                  ---------        --    ------     ------      ---     -------
BALANCE, DECEMBER 31, 1997                                        7,880,110        79    89,298     10,113       --      99,490

  Issuance of common stock for acquired companies                   573,560         6     7,701         --       --       7,707
  Sale of shares through employee stock purchase plan                31,283        --       273         --       --         273
  Net income                                                             --        --        --      6,215       --       6,215
  Purchase of treasury stock                                             --        --        --         --      (90)        (90)
                                                                  ---------        --    ------     ------      ---     -------
BALANCE, DECEMBER 31, 1998                                        8,484,953        85    97,272     16,328      (90)    113,595

  Cancellation and retirement of shares held in escrow              (19,360)       --      (345)        --       --        (345)
  Sale of shares through employee stock purchase plan               132,592         1       527         --       --         528
  Issuance of shares for management incentive program                43,646         1       182         --       --         183
  Net loss                                                               --        --        --     (1,889)      --      (1,889)
                                                                  ---------        --    ------     ------      ---     -------
BALANCE, DECEMBER 31, 1999                                        8,641,831       $87   $97,636    $14,439    $ (90)   $112,072
                                                                  =========       ===   =======    =======    =====    ========

              The accompanying notes are an integral part of these
                           consolidated statements.

                      INDUSTRIAL DISTRIBUTION GROUP, INC.
                                AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

             FOR THE YEARS ENDED DECEMBER 31, 1999, 1998, AND 1997
                                 (IN THOUSANDS)

                                                                                    1999             1998             1997
                                                                                  --------         --------         --------

CASH FLOWS FROM OPERATING ACTIVITIES:
     Net (loss) income                                                            $ (1,889)        $  6,215         $  2,316
                                                                                  --------         --------         --------
     Adjustments to reconcile net (loss) income to net cash provided by
       (used in) operating activities:
         Depreciation and amortization                                               4,615            3,430            1,000
         Gain (loss) on sale of assets                                                 (23)               7              (24)
         Deferred taxes                                                               (438)            (336)            (615)
         Changes in operating assets and liabilities, net of acquisitions:
              Accounts receivable, net                                              (6,655)           1,206           (1,192)
              Inventories, net                                                      (6,094)          (1,800)             457
              Prepaids and other assets                                                303           (2,145)            (636)
              Accounts payable                                                       8,797           (1,630)          (1,381)
              Accrued compensation                                                    (831)             579              225
              Other accrued liabilities                                              4,170           (1,406)          (1,400)
                                                                                  --------         --------         --------
                Total adjustments                                                    3,844           (2,095)          (3,566)
                                                                                  --------         --------         --------
                Net cash provided by (used in) operating activities                  1,955            4,120           (1,250)
                                                                                  --------         --------         --------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Cash paid for acquisitions                                                     (2,135)         (37,407)              --
     Changes in investments, net                                                       318               --              948
     Cash from acquired companies                                                      382              426            1,851
     Additions to property and equipment, net                                      (10,208)         (13,845)          (1,014)
     Cash surrender value of life insurance                                             76            1,150              (29)
     Other                                                                             167              410               --
                                                                                  --------         --------         --------
                Net cash (used in) provided by investing activities                (11,400)         (49,266)           1,756
                                                                                  --------         --------         --------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from issuance of common stock, net of issuance costs                     527              276           56,599
     Short-term (repayments) borrowings                                             (2,630)          23,725          (15,871)
     Long-term borrowings (repayments)                                              10,884           (8,613)         (11,286)
     Purchase of treasury stock                                                         --              (90)              --
     Deferred loan costs and other                                                     230             (401)              --
                                                                                  --------         --------         --------
                Net cash provided by financing activities                            9,011           14,897           29,442
                                                                                  --------         --------         --------
NET CHANGE IN CASH AND CASH EQUIVALENTS                                               (434)         (30,249)          29,948

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                                         1,285           31,534            1,586
CASH AND CASH EQUIVALENTS, END OF YEAR                                            $    851         $  1,285         $ 31,534
                                                                                  ========         ========         ========

SUPPLEMENTAL DISCLOSURES:
     Interest paid                                                                $  3,575         $    883         $    964
                                                                                  ========         ========         ========

     Income taxes paid                                                            $  1,540         $  7,713         $  1,031
                                                                                  ========         ========         ========

NONCASH TRANSACTIONS:
     Common stock issued in acquisitions (Note 3)                                 $     --         $  7,707         $ 35,312
                                                                                  ========         ========         ========

              The accompanying notes are an integral part of these
                           consolidated statements.

                      INDUSTRIAL DISTRIBUTION GROUP, INC.
                                AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE

                       DECEMBER 31, 1999, 1998, AND 1997


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

         BASIS OF PRESENTATION

         In September 1997, IDG completed an initial public offering of its common stock and, concurrent with the offering, acquired the following nine industrial distribution companies: Associated Suppliers, Inc., B&J Industrial Supply Company ("B&J"), Cramer Industrial Supplies, Grinding Supplies Company, J.J. Stangel Company, Shearer Industrial Supply Company, Slater Industrial Supply Company, The Distribution Group ("TDG") (formerly known as Industrial Distribution Group, Inc.), and Tri-Star Industrial Supply, Inc. (collectively referred to as the "Founding Companies"). The accompanying financial statements of IDG represent B&J (deemed to be the acquiring company under the provisions of the Securities and Exchange Commission's Staff Accounting Bulletin No. 97) for the three years ended December 31, 1999 and include the results of operations of the other eight Founding Companies since the effective date of the acquisitions. IDG merged with three companies in 1998 which were accounted for as poolings of interests. Accordingly, their results of operations are included for all periods presented. Acquisitions made in 1999 and 1998 using the purchase method of accounting were accounted for from their dates of acquisition.

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         PRINCIPLES OF CONSOLIDATION

         The consolidated financial statements include the accounts of the Company and all of its majority-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

         USE OF ESTIMATES

         The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

         CASH EQUIVALENTS

         The Company considers all short-term investments with original maturities of three months or less to be cash equivalents.

         ACCOUNTS RECEIVABLE

         An allowance for uncollectible accounts has been established based on the Company's collection experience and an assessment of the collectibility of specific accounts. The allowance amounted to $1,480,000 and $1,562,000 as of December 31, 1999 and 1998,
         respectively.

         INVENTORIES

         Inventories consist primarily of merchandise purchased for resale and are stated at the lower of cost or market value. Cost is determined on a first-in first-out basis, and market is considered to be net realizable value.

         PROPERTY AND EQUIPMENT

         Property and equipment are recorded at cost, less accumulated depreciation. Expenditures for repairs and maintenance are charged to expense as incurred. Upon retirement or disposal of assets, the cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is recognized as other income (expense) in the statements of operations.

         Depreciation is computed using the straight-line method over the following estimated useful lives:

            Buildings and improvements                40 years
            Leasehold improvements                    Life of related lease
            Furniture, fixtures, and equipment        5-10 years
            Computer hardware and software            5 years

         INTANGIBLE ASSETS

         Intangible assets consist primarily of goodwill, which is amortized using the straight-line method over a period not to exceed 40 years. The Company continually evaluates whether later events and circumstances have occurred that indicate the remaining balance of goodwill may not be recoverable. In evaluating possible impairment, the Company uses the most appropriate method of evaluation given the circumstances surrounding the particular acquisition, which has generally been an estimate of the related business unit's undiscounted operating cash flow before interest over the remaining life of the goodwill.

         Additionally, $570,000 of the purchase price related to the Founding Companies was allocated to the value of integrated supply contracts which is included in intangible assets on the balance sheets and is amortized over 13 years.

         Amortization expense related to intangible assets for 1999, 1998, and 1997 was $1,338,000, $833,000, and $134,000, respectively. At December
         31, 1999 and 1998, accumulated amortization of intangible assets was $2,305,000 and $967,000, respectively.

         INCOME TAXES

         The Company provides for income taxes in accordance with Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes." SFAS No. 109 requires recognition of deferred tax assets and liabilities using currently enacted tax rates.

         REVENUE RECOGNITION

         Revenue is recognized on sales of products at the time of shipment.

         COST OF SALES

         Cost of sales consists of the cost of materials purchased and freight-in.

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

         SOFTWARE COSTS

         Software costs are capitalized and amortized over the expected useful life of three to five years. It is the Company's policy to capitalize all of the internal and external costs associated with developing and implementing software in accordance with Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use."

         RECLASSIFICATIONS

         Certain reclassifications have been made to prior year amounts to conform to the current year presentation.

         COMPREHENSIVE INCOME (LOSS)

         In 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 130, "Reporting Comprehensive Income," which establishes standards for the reporting of comprehensive income in a company's financial statements. Comprehensive income (loss) includes all changes in a company's equity during the period that results from transactions and other economic events other than transactions with its stockholders. For the Company, comprehensive income (loss) equals net income (loss).

         SEGMENTS

         In June 1997, the FASB issued SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information," which requires that an enterprise disclose certain information about operating segments. SFAS No. 131 was effective for financial statements for the Company's year ended December 31, 1998. SFAS No. 131 did not require additional disclosure or revision of prior disclosures. The Company considers its entire business as one operating segment for purposes of SFAS No. 131.

         NEW ACCOUNTING PRONOUNCEMENTS

         In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which addresses the accounting for derivative instruments. SFAS No.133 is effective for financial statements for the Company's fiscal quarters beginning on January 1, 2001. The Company does not expect SFAS No. 133 will have a significant effect on its current financial reporting.

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

         The consideration for the acquisitions of the Founding Companies consisted of the Company's common stock. A total of 3,330,224 shares of company common stock were issued to the stockholders of the Founding Companies. These stockholders have contractually agreed with the Company not to offer, sell, or otherwise dispose of any of these shares for a minimum period of two years after the Offering, which period has now expired. The fair value of these shares reflects this restriction.

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

         During 1998, the Company acquired 14 companies from March to December for a total purchase price of $45.1 million of which $37.4 million was cash and $7.7 million was common stock. These acquisitions were accounted for using the purchase method of accounting. The allocation of purchase price to the assets acquired and liabilities assumed of those acquisitions has been recorded based on the preliminary estimates of fair value as follows (in thousands):

             Working capital, net                     $15,373
             Property and equipment                     3,853
             Goodwill                                  33,931
             Other assets                                 817
             Liabilities assumed                       (8,860)
                                                      -------
                                                      $45,114
                                                      =======

         During 1999, the Company acquired one company in June 1999 for $2.1 million of cash that was accounted for using the purchase method of accounting. The allocation of purchase price to the assets acquired and liabilities assumed of that acquisition has been recorded based on the preliminary estimates of fair value as follows (in thousands):

             Working capital, net                     $1,302
             Property and equipment                       11
             Goodwill                                    819
             Other assets                                  3
             Liabilities assumed                          --
                                                      ------
                                                      $2,135
                                                      ======

4.       PROPERTY AND EQUIPMENT

         Property and equipment consisted of the following at December 31, 1999 and 1998 (in thousands):

                                                        1999           1998
                                                      --------       --------
            Land, building, and improvements          $ 18,353       $ 13,180
            Leasehold improvements                       2,406          2,160
            Furniture, fixtures, and equipment           7,431          7,376
            Computer hardware and software               4,996          3,433
            Software development                         6,384          4,352
                                                      --------       --------
                                                        39,570         30,501
            Less accumulated depreciation               (8,032)        (5,882)
                                                      --------       --------
            Property and equipment, net               $ 31,538       $ 24,619
                                                      ========       ========

         Depreciation expense totaled $3,277,000, $2,597,000, and $866,000 for the years ended December 31, 1999, 1998, and 1997, respectively.

5.       ONETIME CHARGES

         Included in selling, general, and administrative expense for 1999 are $5.9 million of onetime charges. This amount consists primarily of $4.4 million added to the accrual for the settlement with the dissenting shareholder (see Note 10). Also included in the amount are severance packages for four executives who were separated from the Company, costs incurred with closing the Washington, D.C. office, and cessation of acquisition activities.

6.       REVOLVING CREDIT FACILITIES

         In December 1999, the Company entered into a $100,000,000 revolving credit facility with a six-bank syndicate. The facility has a two-year term, bears interest at either the bank's corporate base rate or a Eurodollar rate plus applicable margins, and has a first security interest in the assets of the business units. The agreement provides that the facility be used for operations and acquisitions and provides $5,000,000 for swinglines and $10,000,000 for letters of credit. There is an annual commitment fee on the unused portion of the facility equal to between 20 and 30 basis points of the average daily unused portion of the aggregate commitment depending on the indebtedness to adjusted EBITDA ratio. This fee amounted to $208,000 and $142,000 in 1999 and 1998, respectively. This agreement amended the December 1998 agreement for $125,000,000. Due to the 1999 amendment of its credit agreement, the Company recorded an extraordinary loss, net of tax, on early extinguishment of debt of $270,000. The amounts outstanding under this facility at December 31, 1999 and 1998 were $45,000,000 and $34,000,000, respectively, which have been classified as long-term liabilities.

         Additionally, the Company has outstanding an issued letter of credit for $2,081,000. The revolving credit facility contains various covenants pertaining to the maintenance of certain financial ratios. These covenants include requirements for interest coverage, cash flow, and net worth, among other restrictions. The covenants also prohibit the payment of dividends. The Company was in compliance with these covenants as of December 31, 1999 and 1998.

         During 1998, the Company had available additional lines of credit of $3,250,000, of which $1,761,000 was drawn on these lines at December 31, 1998. The lines earned interest at rates that were prime to prime minus 1.25% and were partially secured by floor planned equipment. These lines of credit were paid and closed during 1999.

7.       LONG-TERM DEBT

         At December 31, 1999 and 1998, long-term debt consisted of the following (in thousands):

                                                                                   1999               1998
                                                                                 --------           --------
Revolving credit facility (See Note 6)                                           $ 45,000           $ 34,000

7% mortgage payable, due in monthly installments of $14,963, including interest, through June 2012, at which time remaining principal and interest are due; secured by a building with a net book value of
approximately $2.3 million                                                          1,415              1,552

Notes payable due to various parties through 2008, bearing interest
between 7% and 10.4%                                                                  791                978

Commercial mortgage note payable to bank, due January 1999, payable in
monthly installments of $4,580, plus interest at 8%                                    --                323

Commercial mortgage note payable to bank, due February 2000, payable in
monthly installments of $1,525, plus interest at 8.5%                                  --                144

Other                                                                                 747                941
                                                                                 --------           --------
         Total debt                                                                47,953             37,938

Less current portion                                                                 (467)            (2,278)
                                                                                 --------           --------
         Total long-term debt                                                    $ 47,486           $ 35,660
                                                                                 ========           ========

         Maturities of long-term debt as of December 31, 1999 are as follows (in thousands):

                 2000                                 467
                 2001                              45,275
                 2002                                 226
                 2003                                 214
                 2004                                 224
                 Thereafter                         1,547
                                                  -------
                                                  $47,953
                                                  =======

8.       CAPITAL STOCK

         PREFERRED STOCK

         Pursuant to the Company's certificate of incorporation, the board of directors, from time to time, may authorize the issuance of shares of preferred stock in one or more series; may establish the number of shares to be included in any such series; and may fix the designations, powers, preferences, and rights (including voting rights) of the shares of each such series and any qualifications, limitations, or restrictions thereon. No stockholder authorization is required for the issuance of shares of preferred stock unless imposed by then-applicable law. Shares of preferred stock may be issued for any general corporate purpose, including acquisitions. The board of directors may issue one or more series of preferred stock with rights more favorable with regard to dividends and liquidation than the rights of holders of common stock.

         COMMON STOCK

         Options are included in the computation of diluted earnings per share ("EPS") where the options' exercise price was less than the average market price of the common shares during the year. The dilutive effect of these stock options outstanding during 1999, 1998, and 1997 added 0, 30,948, and 24,372 shares, respectively, to the weighted average common shares outstanding for purposes of calculating diluted EPS. During 1999 and 1998, options where the exercise price exceeded the average market price of the common shares totaled 1,305,900 and 511,095, respectively. The options expire ten years from the date of grant and vest ratably over a three-to-four year period.

         At December 31, 1999, the Company has several stock-based compensation plans, which are described below. The Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized for its stock incentive plan and its employee stock purchase plan. Had compensation cost for the Company's stock-based compensation plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method established in SFAS No. 123, the Company's net income and EPS would have been reduced to the pro forma amounts indicated below (in thousands, except per share data):

                                             1999            1998             1997
                                           --------        --------         --------

              Net (loss) income:
                 As reported              $ (1,889)        $  6,215         $  2,316
                 Pro forma                  (3,793)           3,961            2,002
              Basic EPS:
                 As reported              $  (0.22)        $   0.75         $   0.71
                 Pro forma                   (0.44)            0.48             0.61
              Diluted EPS:
                 As reported              $  (0.22)        $   0.75         $   0.71
                 Pro forma                   (0.44)            0.48             0.61

         The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions: risk-free interest rate between 4.58% and 6.39%, an expected life of seven years, volatility of 60%, and dividend yield of 0%. The total value of options granted in 1999, 1998, and 1997 was $2,074,000, $1,983,000, and $3,696,000, respectively.

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

         In December 1999, the Company issued 400,000 nonqualified stock options to a senior executive. Under separate provisions of the stock incentive plan, these options are not subject to the 1,000,000 share limitation mentioned above.

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

         A summary of the status of the stock incentive plan as of December 31, 1999, 1998, and 1997 and changes during the years then ended is presented below:

                                                                     SHARES             EXERCISE PRICE
                                                                   ---------            --------------
           Fixed options:
                Outstanding at January 1, 1997                            --                    $0.00
                    Granted                                          409,825                   $17.00
                                                                   ---------
                Outstanding at December 31, 1997                     409,825                   $17.00
                    Granted                                          200,694             $7.12-$19.00
                    Forfeitures                                      (12,090)
                                                                   ---------
                Outstanding at December 31,1998                      598,429             $7.12-$19.00
                    Granted                                          761,899             $5.00-$20.00
                    Forfeitures                                      (54,428)
                                                                   ---------
                Outstanding at December 31,1999                    1,305,900             $5.00-$20.00
                                                                   =========

           Options exercisable at end of year                        280,371             $7.12-$19.00
                                                                   =========

           Weighted average remaining contractual life             8.9 years

         EMPLOYEE STOCK PURCHASE PLAN

         In 1997, the Company adopted an employee stock purchase plan (the "Stock Purchase Plan") under which qualified employees of the Company and its subsidiaries have the right to purchase shares of common stock on a quarterly basis through payroll deductions by the employee. The Stock Purchase Plan is administered by the compensation committee of the Company's board of directors. The price paid for a share of common stock under the plan is 85% of the fair market value (as defined in the Stock Purchase Plan) of a share of common stock at the beginning or the end of each quarterly purchase period, whichever is lower. The amount of any participant's payroll deductions or cash contributions made pursuant to the Stock Purchase Plan may not exceed 10% of such participant's total annual compensation and may not exceed $25,000 per year. Shares issued in 1999, 1998, and 1997 were 132,592, 31,283, and
         6,578, respectively. A maximum of 500,000 shares of common stock may be issued under the Stock Purchase Plan. The Stock Purchase Plan may be terminated or amended by the Company's board of directors.

         MANAGEMENT INCENTIVE PLAN

         In 1999, the Company adopted a management incentive plan whereby management is awarded shares of restricted stock based on attaining certain performance goals. The number of shares issued in 1999 for 1998 performance was 43,646 shares. A maximum of 250,000 shares of common stock may be issued under the plan.

9.       INCOME TAXES

         The provision for income taxes includes income taxes deferred because of temporary differences between financial statement and tax bases of assets and liabilities and consisted of the following for the years ended December 31, 1999, 1998, and 1997 (in thousands):

                                                      1999         1998        1997
                                                     ------       ------      ------
              Current                                $1,126       $4,267      $1,869
              Deferred                                 (438)        (336)       (615)
                                                     ------       ------      ------
                       Total provision               $  688       $3,931      $1,254
                                                     ======       ======      ======

         The provision for income taxes for the years ended December 31, 1999, 1998, and 1997 differs from the amount computed by applying the statutory rate of 34% due to the following (in thousands):

                                                             1999         1998         1997
                                                            ------       ------       ------
     Tax at federal statutory rate                          $(316)       $3,450       $1,214
     Nondeductible expenses                                   133            61           35
     Tax-exempt interest income                                --            --          (11)
     Goodwill amortization                                    428           318           47
     State income tax, net of federal benefit                 (37)          426          104
     Cash surrender value of life insurance                    --            --            3
     Change in tax rates                                       --          (119)          --
     Nondeductible dissenting shareholder expense             465            --           --
     Other                                                     15          (205)        (138)
                                                            -----        ------       ------
              Provision for income taxes                    $ 688        $3,931       $1,254
                                                            =====        ======       ======

         Deferred taxes are recorded based on differences between the financial statement and tax bases of assets and liabilities. Temporary differences which give rise to a significant portion of deferred tax assets and liabilities at December 31, 1999 and 1998 are as follows (in thousands):

                                                                   1999        1998
                                                                  ------      ------
           Deferred tax assets:
                Allowance for doubtful accounts                  $   592     $   626
                Accrued employee benefits                            411         443
                Capitalized inventory costs                        1,096         474
                Inventory allowance                                3,353       2,958
                Accrued liabilities                                2,024       1,599
                Net operating loss carryforwards                     706         239
                Other                                                202         186
                                                                  ------      ------
                                                                  $8,384      $6,525
                                                                  ------      ------

              Deferred tax liabilities:
                   Book over tax depreciation                    $  (208)     $  (126)
                   Prepaid expenses                                   --          (61)
                   Intangible integrated supply contract            (206)        (206)
                   Step-up in asset basis                           (975)        (975)
                   Section 481 -- last-in first-out                 (439)        (523)
                   Software cost                                  (1,483)          --
                   Other                                              (3)          (2)
                                                                 -------      -------
                                                                  (3,314)      (1,893)
                                                                 -------      -------
                       Net deferred tax assets                   $ 5,070      $ 4,632
                                                                 =======      =======

         The Company has net operating loss carryforwards for federal income tax purposes of approximately $494,000 as of December 31, 1999, which expire 2008 through 2010. The utilization of the related available deferred tax asset of $197,000 at December 31, 1999 is subject to certain limitations of Internal Revenue Code Section 382.

10.      COMMITMENTS AND CONTINGENCIES

         OPERATING LEASES

         The Company leases certain warehouse and office facilities as well as certain vehicles and office equipment under operating leases. Management expects that in the normal course of business, leases that expire will be renewed or replaced by other leases.

         The minimum future rental payments, net of sublease revenues, under all leases as of December 31, 1999 were as follows (in thousands):

               2000                        4,835
               2001                        3,311
               2002                        2,710
               2003                        2,341
               2004                        1,521
               Thereafter                  4,385
                                         -------
                                         $19,103
                                         =======

         During the years ended December 31, 1999, 1998, and 1997, rental expense under operating leases totaled $5,576,000, $3,595,000, and $1,196,000, respectively.

         LITIGATION

         In February 1999, TDG settled the previously reported lawsuit that had been filed in 1996 by Milliken & Company, a textile manufacturer and customer of TDG, against a manufacturer of an industrial product and TDG in the Superior Court of Troop County, Georgia, Civil Action No.96-CV-964. The settlement was achieved within the limits of TDG's insurance coverage.

         TDG brought an action on December 22, 1997 in DeKalb County Superior Court, Georgia, File No. 97-14388-4, against a former stockholder, Alvis J. Waite, under the Georgia dissenter's rights provisions of the Georgia Business Corporation Code (the "GBCC"). (The case was subsequently transferred to the Supreme Court of Fulton County, Georgia.) Mr. Waite, as a stockholder of TDG, had exercised his rights pursuant to the GBCC to dissent from the merger of TDG with the Company in 1997. TDG offered to pay Mr. Waite $4.2 million for his interest in TDG; Mr. Waite rejected that offer and demanded payment of $9 million. TDG brought this action to seek a judicial determination of the value of Mr. Waite's interest in TDG as of the time of the merger. The court appointed an appraiser to supervise the completion of discovery, to conduct factual hearings, and to render a report on the central valuation issues. The appraiser rendered his report to the court on November 12, 1999 containing a recommended value for Mr. Waite's interest of $8.475 million. TDG filed objections to the report and its recommendations, challenging its conclusions and analysis on several bases, and will obtain a hearing with the court before a judgement is entered. The court may accept, modify, or reject (in whole or in part) the conclusions and recommendations in the appraiser's report. If the court were to enter judgement based on the appraiser's recommendations, the overall costs to TDG, including accrued interest and legal costs, would be approximately $11.6 million. The Company will incur a onetime charge related to this judgment of approximately $4.4 million.

         The Company is subject to various claims and legal actions which arise in the ordinary course of business. The Company believes that the ultimate resolution of such matters, including those identified above, will not have a material adverse effect on the Company's financial position or results of operations.

         INSURANCE

         One of the Founding Companies had a self-insured health insurance plan during 1999 and 1998. Estimated accruals for reported and unreported claims are funded through a VEBA trust. The balance of this trust was approximately $243,000 and $163,000 as of December 31, 1999 and 1998, respectively, and represents management's best estimate of its liability as of the end of each year. Revisions to estimated accruals are recorded in the period in which they become known.

         EMPLOYMENT AGREEMENTS

         Included in the employment agreements of one of the Company's executive officers and each of the presidents of its business units is a change-of-control provision. Upon certain changes in the majority stockholders or board of directors, the executive officer and the business unit presidents may elect to receive a cash payment equal to the present value of their base salary for two years.

11.      SAVINGS PLANS

         Beginning January 1, 1989, B&J established a 401(k) savings plan (the "Plan") for the Company's nonunion employees under which participants may contribute up to 10% of their compensation. Employees over age 21 with more than one year of service who are not covered by a union plan are eligible for participation in the Plan. As a result of the acquisition of the other Founding Companies, the Company had a total of eight 401(k) and profit-sharing plans in effect since September 24, 1997. In addition to these eight plans, each of the Pooled Companies maintained a 401(k) or savings plan. Total company contributions to 401(k) and savings plans during 1997 were $297,000.

         Effective January 1, 1998, all existing 401(k) plans were merged into one new plan (the "New Plan"). All employees who are age 21 or older and have completed one year of service are eligible to participate in the New Plan. Once eligibility requirements are met, employees may join the New Plan on a quarterly basis. Employees may contribute between 1% and 15% of their compensation to the New Plan, subject to tax law limitations. For 1998, the Company matched 25% of the employee contributions up to a maximum of 1 1/2% of the employees' salary.

         Of the companies acquired in 1998, 13 had 401(k) plans at the date of acquisition. Eleven of these plans were merged into the Company's 401(k) plan during 1999. Total company contributions to 401(k) plans during 1999 and 1998 were $571,000 and $524,000, respectively.

12.      RELATED-PARTY TRANSACTIONS

         B&J was obligated to a retired officer to provide monthly payments of $10,000 over his remaining life or, in the event he predeceases his spouse, over the life of the spouse. As of December 31, 1996, B&J had accrued $1,133,000, discounted at a 10% annual interest rate to cover the cost of this obligation. The Company made a lump-sum payment of $1,100,000 during 1997 for relief from its obligation through 2012. If either the retired officer or his spouse is surviving as of January 2013, monthly payments of $10,000 shall resume. In addition, the Company agreed to pay 75% of the health and dental insurance costs of the retired officer and his spouse until their deaths.

         The Company leases facilities from various related parties. Rental expense recognized under these leases was $1,415,000 for the year ended December 31, 1999. Related-party rental expense for the years ended December 31, 1998, and 1997 were $737,000 and $149,000, respectively.

13.      PRO FORMA COMBINED FINANCIAL INFORMATION (UNAUDITED)

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

         The EPS amounts are based on 8,566,211 and 8,536,947 shares deemed to be outstanding for the periods ended December 31, 1998 and 1997, respectively. The net income amounts include estimates of the federal and state taxes that would have been applicable to the Company had the acquisitions occurred at the beginning of each respective period. The underlying tax rates differ from statutory federal and state rates primarily because amortization of goodwill related to the acquisitions is not deductible for tax purposes.

         The pro forma combined financial information does not purport to represent what the Company's financial position or results of operations would actually have been if such transactions and events in fact had occurred on those dates or to project the Company's results of operations for any future period. (In thousands, except for per share amounts.)

                                                        1998            1997
                                                      --------        --------
             Net sales                                $577,864        $531,386
                                                      ========        ========

             Net income                               $  6,899        $  5,952
                                                      ========        ========

             Diluted earnings per share               $    .81        $    .70
                                                      ========        ========


14.      INTERIM FINANCIAL INFORMATION (UNAUDITED)

         The following table sets forth certain quarterly financial data for the periods indicated (in thousands, except for per share amounts):

                                            FIRST          SECOND         THIRD         FOURTH
                                           QUARTER        QUARTER        QUARTER        QUARTER
                                           --------       --------       --------       --------
               1999:
                    Net sales              $135,895       $137,250       $135,300       $133,696
                    Gross profit             30,112         29,971         29,886         29,212
                    Net income (loss)           520            653            494         (3,556)
                    Diluted EPS            $   0.06       $   0.08       $   0.06       $   (.41)*
               1998:
                    Net sales              $ 89,763       $106,638       $119,888       $121,321
                    Gross profit             20,925         23,916         27,620         27,964
                    Net income                1,376          1,700          1,712          1,427
                    Diluted EPS            $   0.17       $   0.21       $   0.20       $   0.17

         * The sum of the EPS for the quarters does not equal the total for the year due to rounding.

                      INDUSTRIAL DISTRIBUTION GROUP, INC.
                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

                                                                  Additions
                                                         --------------------------
                                          Balance at     Charged to      Charged to                        Balance at
                                         Beginning of    Costs and         Other                             End of
       Description                          Period        Expenses       Account(2)      Deductions(1)       Period
       -----------                      -------------    ----------      ----------      -------------     ----------

Year ended December 31, 1999:
    Allowance for doubtful                 1,562             245              14              341              1,480
    accounts

Year ended December 31, 1998:
    Allowance for doubtful                   994             603             284              319              1,562
    accounts

Year ended December 31, 1997:
    Allowance for doubtful                   240             348             441               35                994
    accounts

---------

(1) Deductions represent the write off of uncollectable receivables, net of recoveries.
(2) Reserves acquired in connection with acquisitions in 1999, 1998, and 1997.