Form 10-Q
period 2000-03-31
INDUSTRIAL DISTRIBUTION GROUP INC
filed 2000-05-15
CIK 1042351

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


         FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                Class                          Outstanding at April 30, 2000
   -----------------------------------         -----------------------------
       Common Stock, $.01 par value                       8,808,947

                       INDUSTRIAL DISTRIBUTION GROUP, INC.

                                      INDEX

           PART I. Financial Information

               ITEM 1.       Financial Statements

                             Consolidated Balance Sheets at March 31, 2000 and December 31, 1999 (Unaudited)

                             Consolidated Statements of Operations for the three months ended March 31, 2000 and
                             1999 (Unaudited)

                             Consolidated Statements of Cash Flows for the three months ended March 31, 2000 and 1999 (Unaudited)


                             Notes to the Consolidated Financial Statements (Unaudited)

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

                ITEM 6.      Exhibits and Reports on Form 8-K

                          PART I. FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS


                       INDUSTRIAL DISTRIBUTION GROUP, INC.
                           CONSOLIDATED BALANCE SHEETS
                        (In thousands except share data)
                                   (Unaudited)

                                                                               MARCH 31,       DECEMBER 31,
                                                                                 2000              1999
                                                                               ---------         --------
                                                                              (Unaudited)
                      ASSETS

                      CURRENT ASSETS:
                      Cash and Cash Equivalents.........................       $   1,911         $    851
                      Accounts Receivable, net..........................          69,052           64,029
                      Inventory, net....................................          68,012           67,633
                      Deferred Tax Assets...............................           7,094            7,094
                      Prepaid and Other Current Assets..................           7,405            5,722
                                                                               ---------         --------
                       TOTAL CURRENT ASSETS.............................         153,474          145,329


                      Property and Equipment, net.......................          30,716           31,538
                      Intangible Assets, net............................          53,294           53,019
                      Other Assets......................................           1,083              918
                                                                               ---------         --------
                       TOTAL ASSETS.....................................       $ 238,567         $230,804
                                                                               =========         ========

                      LIABILITIES & STOCKHOLDERS' EQUITY

                      CURRENT LIABILITIES:
                      Short Term Debt...................................       $     452         $    467
                      Accounts Payable..................................          45,019           48,870
                      Accrued Compensation..............................           2,698            2,782
                      Other Accrued Liabilities.........................          21,974           15,062
                                                                               ---------         --------
                       TOTAL CURRENT LIABILITIES........................          70,143           67,181

                      Long-Term Debt....................................          51,395           47,486
                      Deferred Income Tax Liabilities...................           2,024            2,024
                      Other Long-Term Liabilities.......................           2,044            2,041
                                                                               ---------         --------
                        TOTAL LIABILITIES...............................         125,606          118,732

                      STOCKHOLDERS' EQUITY:
                      Common Stock, par value $.01 per share, 50,000,000
                       shares authorized; 8,789,640 shares issued and
                       8,759,986 shares outstanding in 2000; 8,641,831
                       shares issued and 8,635,058 shares outstanding
                       in 1999..........................................              89               87


                      Additional Paid-In Capital........................          97,908            97,546
                      Retained Earnings.................................          14,964            14,439
                                                                               ---------         ---------

                      Total Stockholders' Equity........................         112,961          112,072
                                                                               ---------         --------


                        TOTAL LIABILITIES & STOCKHOLDERS' EQUITY........       $ 238,567         $230,804
                                                                               =========         ========

The accompanying notes are an integral part of these consolidated financial statements.

                       INDUSTRIAL DISTRIBUTION GROUP, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                        (In thousands, except share data)
                                   (Unaudited)

                                                                                       THREE MONTHS ENDED
                                                                                           MARCH 31,
                                                                                    2000                1999
                                                                                 ----------          ----------
                 NET SALES.............................................          $  139,515          $  135,895
                 COST OF SALES.........................................             109,268             105,783
                                                                                 ----------          ----------
                   Gross profit........................................              30,247              30,112

                 SELLING, GENERAL AND ADMINISTRATIVE EXPENSES                        28,014              28,740
                                                                                 ----------          ----------
                   Income from operations..............................               2,233               1,372

                 INTEREST EXPENSE......................................               1,229                 634

                 OTHER (INCOME) EXPENSE................................                 (48)               (136)
                                                                                 ----------          ----------


                 INCOME BEFORE INCOME TAXES............................               1,052                 874

                 PROVISION FOR INCOME TAXES............................                 527                 354
                                                                                 ----------          ----------

                 NET INCOME............................................          $      525          $      520
                                                                                 ==========          ==========

                 BASIC EARNINGS PER SHARE..............................          $       .06         $       .06
                                                                                 ===========         ===========

                 DILUTED EARNINGS PER SHARE............................          $       .06         $       .06
                                                                                 ===========         ===========

                 WEIGHTED AVERAGE SHARES OUTSTANDING (Basic)...........            8,747,608           8,497,418
                                                                                 ===========         ===========

                 WEIGHTED AVERAGE SHARES OUTSTANDING (Diluted).........            8,747,608           8,497,418
                                                                                 ===========         ===========

The accompanying notes are an integral part of these consolidated financial statements.

                       INDUSTRIAL DISTRIBUTION GROUP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)
                                   (Unaudited)

                                                                                        Three Months Ended
                                                                                             March 31,
                                                                                         2000           1999
                                                                                      --------       --------
                   CASH FLOWS FROM OPERATING ACTIVITIES:
                   Net income..................................................       $    525       $    520
                                                                                      --------       --------

                   Adjustments to reconcile net income to net cash used in
                     operating activities:
                       Depreciation and amortization...........................          1,252          1,127
                       Benefit for deferred taxes..............................              0             (1)
                       Gain on disposal of equipment...........................            (36)           (21)
                       Changes in operating assets and liabilities:
                           Accounts receivable, net............................         (5,520)        (9,574)
                           Inventories, net....................................         (1,399)          (483)
                           Prepaid assets and other assets.....................           (197)           499
                           Accounts payable....................................           (151)           736
                           Accrued compensation................................            (83)          (777)
                           Deferred loan costs.................................            (18)            52
                           Other accrued liabilities...........................          3,086            528
                                                                                      --------       --------
                              Total adjustments................................         (3,066)        (7,914)
                                                                                      --------       --------
                              Net cash used in operating activities............         (2,541)        (7,394)
                                                                                      --------       --------


                   CASH FLOWS FROM INVESTING ACTIVITIES:
                     Additions to property and equipment, net..................         (2,154)        (6,117)
                     Proceeds from the sale of property and equipment..........          1,783            498
                     Purchase of investments...................................              0            (30)
                     Deposits..................................................           (155)          (101)
                     Cash surrender value of life insurance....................             18              0
                     Proceeds from sale of investments.........................             88             33
                                                                                      --------       --------
                            Net cash used in investing activities..............           (420)        (5,717)
                                                                                      --------       --------

                   CASH FLOWS FROM FINANCING ACTIVITIES:
                   Proceeds from issuance of common stock......................            128             96
                   Proceeds from (payments on) long term debt, net.............          3,928         15,403
                   Proceeds from (payments on) short term debt, net............            (34)           (41)
                   Other.......................................................             (1)            (6)
                                                                                      --------       --------
                              Net cash provided by financing activities........          4,021         15,452
                                                                                      --------       --------

                   NET CHANGE IN CASH AND CASH EQUIVALENTS.....................          1,060          2,341

                   CASH AND CASH EQUIVALENTS, beginning of period..............       $    851       $  1,285
                                                                                      ========       ========

                   CASH AND CASH EQUIVALENTS, end of period....................       $  1,911       $  3,626
                                                                                      ========       ========

                   Supplemental Cash Flow Information:
                     Cash Paid for Interest....................................       $  1,235       $    296
                                                                                      ========       ========


                     Cash Paid for Income Taxes................................       $    655       $    534
                                                                                      ========       ========

The accompanying notes are an integral part of these consolidated financial statements.

INDUSTRIAL DISTRIBUTION GROUP, INC.


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2000

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


1.   BASIS OF PRESENTATION

The accompanying unaudited interim financial statements are prepared pursuant to the Securities and Exchange Commission's rules and regulations for reporting on Form 10-Q. Accordingly, certain information and footnotes required by generally accepted accounting principles for complete financial statements are not included herein. The Company believes all adjustments necessary for a fair presentation of these interim statements have been included and are of a normal and recurring nature.

The interim statements should be read in conjunction with the Company's financial statements and notes thereto, included in its Annual Report on Form 10-K, for the fiscal year ended December 31, 1999, Commission File Number 001-13195.


2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

There were no significant changes in the accounting policies of the Company during the periods presented.


3.   ACQUISITIONS

There were no acquisitions during the periods presented.


4.   CREDIT FACILITY

In December 1999, the Company entered into a $100,000,000 revolving credit facility with a six-bank syndicate. The facility has a two-year term, bears interest at either the bank's corporate base rate or a Eurodollar rate plus applicable margins, and has a first security interest in the assets of the Company's business units. The agreement provides that the facility be used for operations and acquisitions and provides $5,000,000 for swinglines and $10,000,000 for letters of credit. There is an annual commitment fee on the unused portion of the facility equal to between 20 and 30 basis points of the average daily unused portion of the aggregate commitment, depending on the ratio of indebtedness to adjusted EBITDA. This fee amounted to $51,000 and $42,000 for the periods ended March 31, 2000 and 1999, respectively. This agreement amended the December 1998 agreement for $125,000,000. The amount outstanding under this facility at March 31, 2000 and 1999 was $49,000,000.

Additionally, the Company has outstanding an issued letter of credit for $2,081,000 as of March 31, 2000. The revolving credit facility contains various covenants pertaining to the maintenance of certain financial ratios. These covenants include requirements for interest coverage, cash flow, and net worth, among other restrictions. The covenants also prohibit the payment of dividends. The Company was in compliance with these covenants as of March 31, 2000 and 1999.


5.   CAPITAL STOCK

During the first quarter of 2000, the Company issued 46,316 shares of its common stock through its employee stock purchase plan. The Company redeemed 3,521 shares of its Common Stock from a former shareholder of an acquired company through it's employee stock ownership plan. The Company also issued 82,133 shares of common stock in accordance with the acquisition agreement of one of the companies acquired in 1998.

6.   COMMITMENTS AND CONTINGENCIES

On April 5, 2000, the Company settled the previously reported dissenter's rights lawsuit involving its wholly owned subsidiary The Distribution Group, Inc. ("TDG") and Alvis J. Waite that had been pending in DeKalb County Superior Court, Georgia, File No. 97-14388-4. On behalf of TDG, the Company paid Mr. Waite $10.75 million in full satisfaction of all disputes and issues raised by the lawsuit, in which the court had entered a judgment that adopted the recommendations of the court-appointed appraiser. Including a charge taken in the fourth quarter of 1999, the Company had previously provided an accrual that was adequate to cover the payment as well as related legal fees. The payment was made using a premium finance arrangement through one of its insurance carriers.

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


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion is based upon the historical financial results of the Company. Results of operations from acquisitions made using the purchase method of accounting have also been included from their date of acquisition.

In this discussion, most percentages and dollar amounts have been rounded to aid presentation; as a result, all such figures are approximations. References to such approximations have generally been omitted.

This discussion may contain certain forward-looking statements concerning the Company's operations, performance, and financial condition, including, in particular, the likelihood of the Company's success in developing and expanding its business. These statements are based upon a number of assumptions and estimates that are inherently subject to significant uncertainties and contingencies, many of which are beyond the control of the Company. Actual results may differ materially from those expressed or implied by such forward-looking statements. Factors that could cause actual results to differ include, but are not limited to, the availability of attractive acquisition opportunities, the successful integration and profitable management of acquired businesses, improvement of operating efficiencies, the availability of working capital and financing for future acquisitions, the Company's ability to grow internally through expansion of services and customer bases, its ability to reduce overhead, seasonality, the continuation of key supplier relationships, the ability of the Company to compete successfully in the highly competitive and diverse MROP market, the Company's ability to maintain key personnel, the availability of key personnel for employment by the Company, and other factors discussed in more detail under "Item 1-Business" of the Company's Annual Report on Form 10-K for fiscal 1999.

RESULTS OF OPERATIONS


                   THREE MONTHS ENDED MARCH 31, 2000 AND 1999

The following table sets forth certain historical financial data for IDG and shows such data as a percentage of net sales for the periods indicated (dollars in thousands):

                                                             THREE MONTHS ENDED MARCH 31
                                               ---------------------------------------------------------
                                                 2000                             1999
                                               ---------                        --------


           Net Sales                           $ 139,515         100.0%         $ 135,895         100.0%
           Cost of Sales                         109,268          78.3            105,783          77.9
                                               ---------         -----          ---------         -----
           Gross Profit                           30,247          21.7             30,112          22.1
           Selling, General and
             Administrative                       28,014          20.1             28,740          21.1
                                               ---------         -----          ---------         -----
           Operating Income                    $   2,233           1.6%         $   1,372           1.0%
                                               =========         =====          =========         =====

Net sales increased $3.6 million or 2.7 % from $135.9 million for the three months ended March 31, 1999 to $139.5 million for the three months ended March 31, 2000. The sales increase is attributable to conversion of existing customers from traditional MROP sales arrangements to fully integrated supply relationships as well as the addition of new integrated supply customers. Further, $1.4 million is attributable to sales from an acquisition made in the second quarter of 1999.

Cost of sales increased $3.5 million or 3.4 % from $105.8 million for the three months ended March 31, 1999 to $109.3 million for the three months ended March 31, 2000. As a percentage of net sales, cost of sales increased from 77.9% in 1999 to 78.3% in 2000. The increase in cost of sales as a percentage of net sales is primarily due to a change in total company sales mix.

Selling, general, and administrative expenses decreased $726,000 from $28.7 million for the three months ended March 31, 1999 to $28.0 million for the three months ended March 31, 2000. As a percentage of net sales, selling, general and administrative expenses decreased from 21.1% to 20.1%. The decrease is partially attributable to the 1999 expense associated with the departure of the former CEO and the closure of the Chevy Chase, Maryland office, and also management's efforts to reduce expenses through consolidation of facilities and reduction of the number of employees.

Operating income increased $861,000 from $1.4 million for the three months ended March 31, 1999 to $2.2 million for the three months ended March 31, 2000. As a percentage of net sales, operating income increased from 1.0% in 1999 to 1.6% in 2000.


LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2000, the Company had $1.9 million in cash, an additional $81 million of working capital, and $49 million of borrowing capacity under its $100 million revolving credit facility with a six-bank syndicate.

The Company's liquidity position continues to be sufficient to enable the Company to fund its current operations and to fund anticipated internal expansion and acquisitions for the next year.

Net cash used in operating activities for the three months ended March 31, 2000 and 1999 was $2.5 million and $7.4 million, respectively. The change was principally due to improved management of accounts receivable.

Net cash used in investing activities for the three months ended March 31, 2000 and 1999 was $.4 and $5.7 million, respectively. In 2000, the cash was used primarily for property and equipment additions, whereas in 1999, the cash was used primarily for a new building for the largest business unit and a portion of the Company's ERP system.

Net cash provided by financing activities for the three months ended March 31, 2000 and 1999 was $4.0 million and $15.5 million, respectively. In 2000, the cash provided from the credit facility was used primarily to fund working capital needs, whereas in 1999, the cash was used for repayment of lines of credit of certain acquired companies, property additions, and to fund working capital needs.

The Company arranged, through one of its insurance carriers to purchase management liability insurance to cover the payment to be made to the dissenting shareholder in Note 6. This premium is being financed by the insurance carrier over a period of three years.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There has been no significant change in the disclosure concerning this item made in the Company's Annual Report on Form 10K for the year ended December 31, 1999.

                           PART II. OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

On April 5, 2000, the Company settled the previously reported dissenter's rights lawsuit involving its wholly owned subsidiary The Distribution Group, Inc. ("TDG") and Alvis J. Waite that had been pending in DeKalb County Superior Court, Georgia, File No. 97-14388-4. On behalf of TDG, the Company paid Mr. Waite $10.75 million in full satisfaction of all disputes and issues raised by the lawsuit, in which the court had entered a judgment that adopted the recommendations of the court-appointed appraiser. Including a charge taken in the fourth quarter of 1999, the Company had previously provided an accrual that was adequate to cover the payment as well as related legal fees. The payment was made using a premium finance arrangement through one of its insurance carriers.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.


a)       The following exhibits are filed as part of the Form 10Q:

         Exhibit 11 -- Computation of Earnings Per Share
         Exhibit 27A -- Financial Data Schedule (for SEC use only)

b) No report on Form 8-K was filed during the quarter to which this Form 10-Q relates.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         INDUSTRIAL DISTRIBUTION GROUP, INC.
                                         (Registrant)

Date:    May 15, 2000           By:   /s/ Jack P. Healey
                                   ------------------------------------------------------------------------
                                          Jack P. Healey
                                          Senior Vice President and Chief Financial  Officer (Duly
                                          Authorized Officer and Principal Accounting and Financial Officer)