Form 10-Q
period 2000-06-30
INDUSTRIAL DISTRIBUTION GROUP INC
filed 2000-08-14
CIK 1042351

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


         FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______________ TO
         ____________________


                        COMMISSION FILE NUMBER 001-13195

                       INDUSTRIAL DISTRIBUTION GROUP, INC.
             (Exact name of registrant as specified in its charter)

          Delaware                                           58-2299339
          --------                                           ----------
 (State or other jurisdiction of                           (I.R.S.Employer
  incorporation or organization)                           Identification No.)


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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                Class                     Outstanding at July 31, 2000
     ----------------------------         ----------------------------
     Common Stock, $.01 par value                  8,876,906

                       INDUSTRIAL DISTRIBUTION GROUP, INC.

                                      INDEX

PART I. Financial Information

   ITEM 1.    Financial Statements

              Consolidated Balance Sheets at June 30,  2000 (Unaudited) and December 31, 1999

              Consolidated Statements of Operations for the three months ended June 30, 2000 and
              1999 (Unaudited)

              Consolidated Statements of Operations for the six months ended June 30, 2000 and 1999
              (Unaudited)

              Consolidated Statements of Cash Flows for the six months ended June 30, 2000 and 1999
              (Unaudited)

              Notes to Consolidated Financial Statements June 30, 2000 (Unaudited)

    ITEM 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations

    ITEM 3.   Quantitative and Qualitative Disclosures About Market Risk

PART II. Other Information

    ITEM 1.   Legal Proceedings

    ITEM 4.   Submission of Matters to Vote of Security Holders

    ITEM 6.   Exhibits and Reports on Form 8-K

                          PART I. FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS


                       INDUSTRIAL DISTRIBUTION GROUP, INC.
                           CONSOLIDATED BALANCE SHEETS
                        (In thousands except share data)



                                                                          JUNE 30,        DECEMBER 31,
                                                                            2000              1999
                                                                        -----------       -----------
                                                                        (Unaudited)
ASSETS

CURRENT ASSETS:
Cash and Cash Equivalents ......................................          $    695          $    851
Accounts Receivable, net .......................................            66,927            64,029
Inventory, net .................................................            67,585            67,633
Deferred Tax Assets ............................................             7,094             7,094
Prepaid and Other Current Assets ...............................             8,418             5,722
                                                                          --------          --------
   TOTAL CURRENT ASSETS ........................................           150,719           145,329


Property and Equipment, net ....................................            23,468            31,538
Intangible Assets, net .........................................            52,921            53,019
Other Assets ...................................................               987               918
                                                                          --------          --------
 TOTAL ASSETS ..................................................          $228,095          $230,804
                                                                          ========          ========

LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Short Term Debt ................................................          $    424          $    467
Accounts Payable ...............................................            43,224            41,806
Accrued Compensation ...........................................             3,019             2,782
Other Accrued Liabilities ......................................            12,817            22,126
                                                                          --------          --------
 TOTAL CURRENT LIABILITIES .....................................            59,484            67,181


Long-Term Debt .................................................            44,012            47,486
Deferred Income Tax Liabilities ................................             2,024             2,024
Other Long-Term Liabilities ....................................             8,581             2,041
                                                                          --------          --------
  TOTAL LIABILITIES ............................................           114,101           118,732

STOCKHOLDERS' EQUITY:
Common Stock, par value $.01 per share, 50,000,000
 shares authorized; 8,861,165 shares issued and 8,831,511
 shares outstanding in 2000; 8,641,831 shares issued and
 8,635,058 shares outstanding in 1999 ..........................                89                87


Additional Paid-In Capital .....................................            98,087            97,546
Retained Earnings ..............................................            15,818            14,439
                                                                          --------          --------

Total Stockholders' Equity .....................................           113,994           112,072
                                                                          --------          --------


  TOTAL LIABILITIES & STOCKHOLDERS' EQUITY .....................          $228,095          $230,804
                                                                          ========          ========

The accompanying notes are an integral part of these consolidated financial statements.

                       INDUSTRIAL DISTRIBUTION GROUP, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                        (In thousands, except share data)
                                   (Unaudited)

                                                                            THREE MONTHS ENDED
                                                                                 JUNE 30,
                                                                        2000                 1999
                                                                     ----------          -----------
NET SALES .................................................          $  138,293          $   137,250
COST OF SALES .............................................             107,983              107,279
                                                                     ----------          -----------
  Gross profit ............................................              30,310               29,971

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES ..............              27,509               27,847
                                                                     ----------          -----------
  Income from operations ..................................               2,801                2,124

INTEREST EXPENSE ..........................................               1,168                  887

OTHER (INCOME) EXPENSE, NET ...............................                  29                  (45)
                                                                     ----------          -----------


INCOME BEFORE INCOME TAXES ................................               1,604                1,282

PROVISION FOR INCOME TAXES ................................                 750                  629
                                                                     ----------          -----------

NET INCOME ................................................          $      854          $       653
                                                                     ==========          ===========

BASIC AND DILUTED EARNINGS PER SHARE ......................          $      .10          $       .08
                                                                     ==========          ===========

WEIGHTED AVERAGE SHARES OUTSTANDING (Basic and Diluted) ...           8,817,625            8,540,169
                                                                     ==========          ===========


The accompanying notes are an integral part of these consolidated financial statements.

                       INDUSTRIAL DISTRIBUTION GROUP, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                        (In thousands, except share data)
                                   (Unaudited)

                                                                             SIX MONTHS ENDED
                                                                                 JUNE 30,
                                                                         2000                  1999
                                                                     -----------           -----------
NET SALES .................................................          $   277,808           $   273,145
COST OF SALES .............................................              217,251               213,062
                                                                     -----------           -----------
  Gross profit ............................................               60,557                60,083

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES ..............               55,523                56,587
                                                                     -----------           -----------
  Income from operations ..................................                5,034                 3,496

INTEREST EXPENSE ..........................................                2,397                 1,521

OTHER (INCOME) EXPENSE, NET ...............................                  (19)                 (181)
                                                                     -----------           -----------


INCOME BEFORE INCOME TAXES ................................                2,656                 2,156

PROVISION FOR INCOME TAXES ................................                1,277                   983
                                                                     -----------           -----------

NET INCOME ................................................          $     1,379           $     1,173
                                                                     ===========           ===========

BASIC AND DILUTED EARNINGS PER SHARE ......................          $       .16           $       .14
                                                                     ===========           ===========

WEIGHTED AVERAGE SHARES OUTSTANDING (Basic and Diluted) ...            8,782,617             8,518,912
                                                                     ===========           ===========


The accompanying notes are an integral part of these consolidated financial statements.

                       INDUSTRIAL DISTRIBUTION GROUP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)
                                   (Unaudited)

                                                                                          Six Months Ended
                                                                                              June 30,
                                                                                       2000               1999
                                                                                     --------           --------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income ................................................................          $  1,379           $  1,173
                                                                                     --------           --------

Adjustments to reconcile net income to net cash used in operating activities:
   Depreciation and amortization ..........................................             2,495              2,286
   Benefit for deferred taxes .............................................                --                 (1)
   Gain on disposal of equipment ..........................................              (101)               (18)
   Loss on sale of investment .............................................                --                 10
   Changes in operating assets and liabilities, net of
   acquisitions and dispositions:
     Accounts receivable, net .............................................            (3,395)            (7,418)
     Inventories, net .....................................................              (972)            (1,877)
     Prepaid and other assets .............................................            (1,133)             1,644
     Accounts payable .....................................................             1,570                734
     Accrued compensation .................................................               293               (517)
     Other accrued liabilities ............................................            (2,233)             2,878
                                                                                     --------           --------
       Total adjustments ..................................................            (3,476)            (2,279)
                                                                                     --------           --------
       Net cash used in operating activities ..............................            (2,097)            (1,106)
                                                                                     --------           --------


CASH FLOWS FROM INVESTING ACTIVITIES:
   Additions to property and equipment, net ...............................            (3,409)           (10,132)
   Proceeds from the sale of property and equipment .......................             9,485                656
   Cash paid in acquisitions, net of cash acquired ........................                --             (1,792)
   Purchase of investments ................................................                --                  2
   Deposits ...............................................................              (457)              (138)
   Proceeds from liquidation of life insurance policies ...................               437                  1
   Proceeds from sale of investments ......................................                88                 80
                                                                                     --------           --------
            Net cash provided by (used in) investing activities ...........             6,144            (11,323)
                                                                                     --------           --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of common stock .................................               252                 96
   Proceeds from (payments on) debt, net ..................................            (3,516)            12,757
   Proceeds from management liability insurance, net of premium payments ..             9,812                 --
   Payment to dissenting shareholder ......................................           (10,750)                --
   Other ..................................................................                (1)                --
                                                                                     --------           --------
         Net cash (used in) provided by financing activities ..............            (4,203)            12,853

NET CHANGE IN CASH AND CASH EQUIVALENTS ...................................              (156)               424

CASH AND CASH EQUIVALENTS, beginning of period ............................          $    851           $  1,285
                                                                                     ========           ========

CASH AND CASH EQUIVALENTS, end of period ..................................          $    695           $  1,709
                                                                                     ========           ========

Supplemental Cash Flow Information:
   Cash Paid for Interest .................................................          $  1,987           $  1,762
                                                                                     ========           ========


   Cash Paid for Income Taxes .............................................          $  1,198           $    673
                                                                                     ========           ========

The accompanying notes are an integral part of these consolidated financial statements.

INDUSTRIAL DISTRIBUTION GROUP, INC.


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS JUNE 30, 2000

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


3.  CREDIT FACILITY

In December 1999, the Company entered into a $100,000,000 revolving credit facility with a six-bank syndicate. The facility has a two-year term, bears interest at either the bank's corporate base rate or a Eurodollar rate plus applicable margins, and has a first security interest in the assets of the Company's business units. The agreement provides that the facility be used for operations and acquisitions and provides $5,000,000 for swinglines and $10,000,000 for letters of credit. There is an annual commitment fee on the unused portion of the facility equal to between 20 and 30 basis points of the average daily unused portion of the aggregate commitment, depending on the ratio of indebtedness to adjusted EBITDA. This fee amounted to approximately $63,000 and $56,000 for the three months ended June 30, 2000 and 1999, respectively. This agreement amended the December 1998 agreement for a $125,000,000 facility. The amounts outstanding under this facility at June 30, 2000 and 1999 were $41,700,000 and $49,000,000, respectively.

Additionally, the Company has outstanding two issued letters of credit for a total of $2,948,000 as of June 30, 2000. The revolving credit facility contains various covenants pertaining to the maintenance of certain financial ratios. These covenants include requirements for interest coverage, cash flow, and net worth, among other restrictions. The covenants also prohibit the payment of dividends. The Company was in compliance with these covenants as of June 30, 2000 and 1999.


4.  CAPITAL STOCK

During the second quarter of 2000, the Company issued 48,961 shares of its common stock through its employee stock purchase plan. Additionally, the Company issued 22,564 shares of its common stock as part of its 1999 management incentive plan.

On July 24, 2000, the Company repurchased 442,498 shares of its common stock from Douglass C.Smith (a co-founder and former President, Chief Operating Officer, and Director of IDG) and certain of Mr. Smith's family members, at a purchase price of $2.50 per share, for an aggregate purchase price of $1,106,245. The transaction was completed in response to Mr. Smith's unsolicited request for such a repurchase.

5.   COMMITMENTS AND CONTINGENCIES

On April 5, 2000, the Company settled the previously reported dissenter's rights lawsuit involving its wholly owned subsidiary The Distribution Group, Inc. ("TDG") and Alvis J. Waite that had been pending in DeKalb County Superior Court, Georgia, File No. 97-14388-4. On behalf of TDG, the Company paid Mr. Waite $10.75 million in full satisfaction of all disputes and issues raised by the lawsuit, in which the court had entered a judgment that adopted the recommendations of the court-appointed appraiser. Including a charge taken in the fourth quarter of 1999, the Company had previously provided an accrual that was adequate to cover the payment as well as related legal fees. The payment was made using a management liability insurance policy provided through one of its insurance carriers.

The Company is subject to various claims and legal actions which arise in the ordinary course of business. The Company believes that the ultimate resolution of such matters, including that identified above, will not have a material adverse effect on the Company's financial position or results of operations.


6.   NEW PRONOUNCEMENTS

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

RESULTS OF OPERATIONS


                    THREE MONTHS ENDED JUNE 30, 2000 AND 1999

The following table sets forth certain historical financial data for IDG and shows such data as a percentage of net sales for the periods indicated (dollars in thousands):

                                                             THREE MONTHS ENDED JUNE 30
                                              ---------------------------------------------------------
                                                         2000                            1999
                                              --------------------------      -------------------------


       Net Sales                              $  138,293           100.0%     $  137,250          100.0%
       Cost of Sales                             107,983            78.1         107,279           78.2
                                              ----------       ---------      ----------      ---------
       Gross Profit                               30,310            21.9          29,971           21.8
       Selling, General and Administrative        27,509            19.9          27,847           20.3
                                              ----------       ---------      ----------      ---------

       Operating Income                       $    2,801             2.0%     $    2,124            1.5%
                                              ==========       ==========     ==========      =========

Net sales increased $1.0 million or .8 % from $137.3 million for the three months ended June 30, 1999 to $138.3 million for the three months ended June 30, 2000. The increase is attributable to sales from an acquisition made in the second quarter of 1999 and the addition of new flexible procurement solutions customers.

Cost of sales increased $704,000 or .7% from $107.3 million for the three months ended June 30, 1999 to $108.0 million for the three months ended June 30, 2000. As a percentage of net sales, cost of sales decreased from 78.2% in 1999 to 78.1% in 2000. The decrease in cost of sales as a percentage of net sales is primarily due to a change in total company sales mix and additional incentives from strategic growth suppliers.

Selling, general, and administrative expenses decreased $338,000 or 1.2% from $27.8 million for the three months ended June 30, 1999 to $27.5 million for the three months ended June 30, 2000. As a percentage of net sales, selling, general and administrative expenses decreased from 20.3% to 19.9%. The decrease in selling, general and administrative expenses as a percentage of sales is primarily due to management's efforts to reduce expenses through consolidation of facilities and reduction of the number of employees.

Operating income increased $677,000 or 31.9% from $2.1 million for the three months ended June 30, 1999 to $2.8 million for the three months ended June 30, 2000. As a percentage of net sales, operating income increased from 1.5% in 1999 to 2.0% in 2000.



                     SIX MONTHS ENDED JUNE 30, 2000 AND 1999

The following table sets forth certain historical financial data for IDG and shows such data as a percentage of net sales for the periods indicated (dollars in thousands):

                                                                     SIX MONTHS ENDED JUNE 30
                                                    --------------------------------------------------------
                                                               2000                            1999
                                                    --------------------------      ------------------------


           Net Sales                                $  277,808           100.0%     $  273,145         100.0%
           Cost of Sales                               217,251            78.2         213,062          78.0
                                                    ----------     -----------      ----------    ----------
           Gross Profit                                 60,557            21.8          60,083          22.0
           Selling, General and Administrative          55,523            20.0          56,587          20.7
                                                    ----------     -----------      ----------    ----------

            Operating Income                        $    5,034             1.8%     $    3,496           1.3%
                                                    ==========     ===========      ==========    ==========


Net sales increased $4.7 million or 1.7 % from $273.1 million for the six months ended June 30, 1999 to $277.8 million for the six months ended June 30, 2000. The sales increase is attributable to the addition of new flexible procurement solutions customers. Further, $2.0 million is attributable to sales from an acquisition made in June of 1999.

Cost of sales increased $4.2 million or 2.0% from $213.1 million for the six months ended June 30, 1999 to $217.3 million for the six months ended June 30, 2000. As a percentage of net sales, cost of sales increased from 78.0% in 1999 to 78.2% in 2000. The increase in cost of sales as a percentage of net sales is primarily due to a change in total company sales mix offset by additional incentives from strategic growth suppliers.

Selling, general, and administrative expenses decreased $1.1 million or 1.9% from $56.6 million for the six months ended June 30, 1999 to $55.5 million for the six months ended June 30, 2000. As a percentage of net sales, selling, general and administrative expenses decreased from 20.7% to 20.0%. The decrease is partially attributable to the 1999 expense associated with the departure of the former CEO and the closure of the Chevy Chase, Maryland office. Additionally management's efforts to reduce expenses through consolidation of facilities and reduction of the number of employees have resulted in lower selling, general, and administrative expenses as a percentage of sales.

Operating income increased $1.5 million or 44.0% from $3.5 million for the six months ended June 30, 1999 to $5.0 million for the six months ended June 30, 2000. As a percentage of net sales, operating income increased from 1.3% in 1999 to 1.8% in 2000.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2000, the Company had $695,000 in cash, an additional $90.5 million of working capital, and $55.4 million of borrowing capacity under its $100 million revolving credit facility with a six-bank syndicate.

The Company's liquidity position continues to be sufficient to enable the Company to fund its current operations and to fund anticipated internal expansion and acquisitions for the next year.

Net cash used in operating activities for the six months ended June 30, 2000 and 1999 was $2.1 million and $1.1 million, respectively. The change was due to cash used to fund working capital needs.

Net cash provided by (used in) investing activities for the six months ended June 30, 2000 and 1999 was $6.1 million and ($11.3) million, respectively. During 1999 property and equipment additions included expenditures for a new building for the Company's largest business unit. In June 2000, the building was sold in a transaction accounted for as a sale leaseback. Proceeds from the sale are included in investing activities for the six months ended June 30, 2000. Otherwise, in 2000, the cash was used primarily for equipment additions. In 1999 cash was also used to fund a portion of the Company's ERP system and to fund an acquisition.

Net cash (used in) provided by financing activities for the six months ended June 30, 2000 and 1999 was ($4.2) million and $12.9 million, respectively. In 2000, the Company arranged, through one of its insurance carriers to purchase management liability insurance to cover the $10.75 million payment made to the dissenting shareholder. This premium is being financed by the insurance carrier over a period of three years and provided $9.8 million in cash net of premium payments. Additionally in 2000, cash provided by investing activities was used to reduce the Company's long-term debt. In 1999, the cash was used for repayment of lines of credit of certain acquired companies, property additions, and to fund working capital needs.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There has been no significant change in the disclosure concerning this item made in the Company's Annual Report on Form 10K for the year ended December 31, 1999.

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

On April 5, 2000, the Company settled the previously reported dissenter's rights lawsuit involving its wholly owned subsidiary The Distribution Group, Inc. ("TDG") and Alvis J. Waite that had been pending in DeKalb County Superior Court, Georgia, File No. 97-14388-4. On behalf of TDG, the Company paid Mr. Waite $10.75 million in full satisfaction of all disputes and issues raised by the lawsuit, in which the court had entered a judgment that adopted the recommendations of the court-appointed appraiser. Including a charge taken in the fourth quarter of 1999, the Company had previously provided an accrual that was adequate to cover the payment as well as related legal fees. The payment was made using a management liability insurance policy provided through one of its insurance carriers.

ITEM 4.    SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

The Company held its annual meeting of stockholders on May 22, 2000, at which only the election of eight nominees for directors was voted on. All eight nominees were elected, with the following vote totals:

                      NOMINEE               VOTES FOR             VOTES WITHHOLD
                -------------------         ---------             --------------
                David K. Barth              6,406,715                746,606
                William J. Burkland         6,423,215                730,106
                William A. Fenoglio         6,423,215                730,106
                Patrick S. O'Keefe          6,422,803                730,517
                William T. Parr             6,902,920                250,401
                George L. Sachs, Jr         6,361,551                791,770
                Richard M. Seigel           6,345,849                807,472
                Andrew B. Shearer           6,423,215                730,106


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

a)   The following exhibits are filed as part of the Form 10Q:

         Exhibit 11 -- Computation of Earnings Per Share
         Exhibit 27A -- Financial Data Schedule (for SEC use only)

b)   Reports on Form 8-K
         Form 8-K filed July 24, 2000
         Reporting under Item 5 that the Company repurchased shares of its common stock.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              INDUSTRIAL DISTRIBUTION GROUP, INC.
                              (Registrant)

Date: August 11, 2000   By: /s/ Jack P. Healey
                           -----------------------------------------------------
                                Jack P. Healey
                                Senior Vice President and Chief Financial
                                Officer (Duly Authorized Officer and Principal Accounting and Financial Officer)