Form 10-Q
period 2000-09-30
INDUSTRIAL DISTRIBUTION GROUP INC
filed 2000-11-13
CIK 1042351

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

  [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


         FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

  [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______________ TO
         ____________________


                        COMMISSION FILE NUMBER 001-13195


                       INDUSTRIAL DISTRIBUTION GROUP, INC.
                       -----------------------------------
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

              Class                             Outstanding at October 31, 2000
----------------------------                    -------------------------------
Common Stock, $.01 par value                            8,486,587

                       INDUSTRIAL DISTRIBUTION GROUP, INC.


                                      INDEX

PART I. Financial Information
ITEM 1.          Financial Statements

                 Consolidated Balance Sheets at September 30, 2000 (Unaudited) and December 31, 1999

                 Consolidated Statements of Operations for the three months ended September 30, 2000 and
                 1999 (Unaudited)

                 Consolidated Statements of Operations for the nine months ended September 30, 2000 and 1999
                 (Unaudited)

                 Consolidated Statements of Cash Flows for the nine months ended September 30, 2000 and 1999 (Unaudited)

                 Notes to Consolidated Financial Statements - September 30, 2000 (Unaudited)

 ITEM 2.         Management's Discussion and Analysis of Financial Condition and Results of Operations

 ITEM 3.         Quantitative and Qualitative Disclosures About Market Risk

PART II. Other Information

 ITEM 6.         Exhibits and Reports on Form 8-K

                          PART I. FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS


                       INDUSTRIAL DISTRIBUTION GROUP, INC.
                           CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)


                                                                 SEPTEMBER 30,     DECEMBER 31,
                                                                     2000              1999
                                                                 -------------     ------------
                                                                  (Unaudited)
ASSETS

CURRENT ASSETS:
Cash and Cash Equivalents ..................................        $    523        $    851
Accounts Receivable, net ...................................          70,137          64,029
Inventory, net .............................................          69,170          67,633
Deferred Tax Assets ........................................           7,234           7,094
Prepaid and Other Current Assets ...........................           7,723           5,722
                                                                    --------        --------
   TOTAL CURRENT ASSETS ....................................         154,787         145,329


Property and Equipment, net ................................          23,393          31,538
Intangible Assets, net .....................................          52,561          53,019
Other Assets ...............................................             978             918
                                                                    --------        --------
 TOTAL ASSETS ..............................................        $231,719        $230,804
                                                                    ========        ========

LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Short Term Debt ............................................        $    365        $    467
Accounts Payable ...........................................          46,865          41,806
Accrued Compensation .......................................           3,077           2,782
Other Accrued Liabilities ..................................          13,010          22,126
                                                                    --------        --------
 TOTAL CURRENT LIABILITIES .................................          63,317          67,181


Long-Term Debt .............................................          45,267          47,486
Deferred Income Tax Liabilities ............................           2,024           2,024
Other Long-Term Liabilities ................................           7,544           2,041
                                                                    --------        --------
  TOTAL LIABILITIES ........................................         118,152         118,732

STOCKHOLDERS' EQUITY:
Common Stock, par value $.01 per share, 50,000,000
 shares authorized; 8,908,657 shares issued and 8,436,505
 shares outstanding in 2000; 8,641,831 shares issued and
 8,635,058 shares outstanding in 1999 ......................              85              87


Additional Paid-In Capital .................................          97,090          97,546
Retained Earnings ..........................................          16,392          14,439
                                                                    --------        --------

Total Stockholders' Equity .................................         113,567         112,072
                                                                    --------        --------


  TOTAL LIABILITIES & STOCKHOLDERS' EQUITY .................        $231,719        $230,804
                                                                    ========        ========


The accompanying notes are an integral part of these consolidated financial statements.

                       INDUSTRIAL DISTRIBUTION GROUP, INC
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                        (In thousands, except share data)
                                   (Unaudited)


                                                                         THREE MONTHS ENDED
                                                                            SEPTEMBER 30,
                                                                       2000               1999
                                                                   -----------         ----------
NET SALES .................................................        $   132,457         $  135,300
COST OF SALES .............................................            103,492            105,414
                                                                   -----------         ----------
  Gross profit ............................................             28,965             29,886

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES ..............             26,954             27,861
                                                                   -----------         ----------
  Income from operations ..................................              2,011              2,025

INTEREST EXPENSE ..........................................              1,142                919

OTHER (INCOME) EXPENSE, NET ...............................                (58)                13
                                                                   -----------         ----------


INCOME BEFORE INCOME TAXES ................................                927              1,093

PROVISION FOR INCOME TAXES ................................                353                599
                                                                   -----------         ----------

NET INCOME ................................................        $       574         $      494
                                                                   ===========         ==========

BASIC AND DILUTED EARNINGS PER SHARE ......................        $       .07         $      .06
                                                                   ===========         ==========

WEIGHTED AVERAGE SHARES OUTSTANDING (Basic and Diluted) ...          8,547,130          8,592,287
                                                                   ===========         ==========


The accompanying notes are an integral part of these consolidated financial statements.

                       INDUSTRIAL DISTRIBUTION GROUP, INC
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                        (In thousands, except share data)
                                   (Unaudited)


                                                                         NINE MONTHS ENDED
                                                                            SEPTEMBER 30,
                                                                       2000                1999
                                                                   -----------         -----------
NET SALES .................................................        $   410,265         $   408,445
COST OF SALES .............................................            320,743             318,476
                                                                   -----------         -----------
  Gross profit ............................................             89,522              89,969

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES ..............             82,477              84,448
                                                                   -----------         -----------
  Income from operations ..................................              7,045               5,521

INTEREST EXPENSE ..........................................              3,539               2,440

OTHER INCOME, NET .........................................                 77                 168
                                                                   -----------         -----------


INCOME BEFORE INCOME TAXES ................................              3,583               3,249

PROVISION FOR INCOME TAXES ................................              1,630               1,582
                                                                   -----------         -----------

NET INCOME ................................................        $     1,953         $     1,667
                                                                   ===========         ===========

BASIC AND DILUTED EARNINGS PER SHARE ......................        $       .22         $       .20
                                                                   ===========         ===========

WEIGHTED AVERAGE SHARES OUTSTANDING (Basic and Diluted) ...          8,703,548           8,543,419
                                                                   ===========         ===========


The accompanying notes are an integral part of these consolidated financial statements.

                       INDUSTRIAL DISTRIBUTION GROUP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)
                                   (Unaudited)


                                                                                      NINE MONTHS ENDED
                                                                                         SEPTEMBER 30,
                                                                                     2000             1999
                                                                                   --------         --------

  CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income ..............................................................        $  1,953         $  1,667
                                                                                   --------         --------

  Adjustments to reconcile net income to net cash (used in)
  provided by operating activities:
   Depreciation and amortization ..........................................           3,691            3,498
   Gain on disposal of equipment ..........................................            (133)             (13)
   Loss on sale of investment .............................................              --               10
   Changes in operating assets and liabilities, net of
   acquisitions and dispositions:
     Accounts receivable, net .............................................          (6,605)          (9,367)
     Inventories, net .....................................................          (2,557)          (3,219)
     Prepaid and other assets .............................................            (906)           1,278
     Accounts payable .....................................................           5,211            5,779
     Accrued compensation .................................................             351             (543)
     Other accrued liabilities ............................................          (1,973)           3,127
                                                                                   --------         --------
       Total adjustments ..................................................          (2,921)             550
                                                                                   --------         --------
       Net cash (used in) provided by operating activities ................            (968)           2,217
                                                                                   --------         --------


  CASH FLOWS FROM INVESTING ACTIVITIES:
   Additions to property and equipment, net ...............................          (4,406)         (14,886)
   Proceeds from the sale of property and equipment .......................           9,685            6,212
   Cash paid in acquisitions, net of cash acquired ........................              --           (1,753)
   Deposits ...............................................................            (115)             180
   Proceeds from liquidation of life insurance policies ...................             437               70
   Proceeds from sale of investments ......................................              88               43
                                                                                   --------         --------
            Net cash provided by (used in) investing activities ...........           5,689          (10,134)
                                                                                   --------         --------

  CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of common stock .................................             355              382
   Proceeds from (payments on) debt, net ..................................          (2,320)           7,284
   Purchase and retirement of Treasury Stock ..............................          (1,105)              --
   Proceeds from management liability insurance, net of premium payments ..           8,772               --
   Payment to dissenting shareholder ......................................         (10,750)              --
   Other ..................................................................              (1)              (6)
                                                                                   --------         --------
         Net cash (used in) provided by financing activities ..............          (5,049)           7,660
                                                                                   --------         --------

  NET CHANGE IN CASH AND CASH EQUIVALENTS .................................            (328)            (257)

  CASH AND CASH EQUIVALENTS, beginning of period ..........................        $    851         $  1,285
                                                                                   ========         ========

  CASH AND CASH EQUIVALENTS, end of period ................................        $    523         $  1,028
                                                                                   ========         ========

  Supplemental Cash Flow Information:
    Cash Paid for Interest ................................................        $  3,206         $  2,677
                                                                                   ========         ========


    Cash Paid for Income Taxes ............................................        $  1,273         $    975
                                                                                   ========         ========


The accompanying notes are an integral part of these consolidated financial statements.

INDUSTRIAL DISTRIBUTION GROUP, INC.


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - SEPTEMBER 30, 2000

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


1.       BASIS OF PRESENTATION

The accompanying unaudited interim financial statements are prepared pursuant to the Securities and Exchange Commission's rules and regulations for reporting on Form 10-Q. Accordingly, certain information and footnotes required by accounting principles generally accepted in the United States for complete financial statements are not included herein. The Company believes all adjustments necessary for a fair presentation of these interim statements have been included and are of a normal and recurring nature.

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


3.       CREDIT FACILITY

In December 1999, the Company entered into a $100,000,000 revolving credit facility with a six-bank syndicate. The facility has a two-year term, bears interest at either the bank's corporate base rate or a Eurodollar rate plus applicable margins, and has a first security interest in the assets of the Company's business units. The agreement provides that the facility be used for operations and acquisitions and provides $5,000,000 for swinglines and $10,000,000 for letters of credit. There is an annual commitment fee on the unused portion of the facility equal to between 32.5 and 50 basis points of the average daily unused portion of the aggregate commitment, depending on the ratio of indebtedness to adjusted EBITDA. This fee amounted to approximately $69,000 and $47,000 for the three months ended September 30, 2000 and 1999, respectively. This agreement amended the December 1998 agreement for a $125,000,000 facility. The amount outstanding under this facility at September 30, 2000 and 1999 was $43,000,000.

Additionally, the Company has outstanding two issued letters of credit for a total of $2,948,000 as of September 30, 2000. The revolving credit facility contains various covenants pertaining to the maintenance of certain financial ratios. These covenants include requirements for interest coverage, cash flow, and net worth, among other restrictions. The covenants also prohibit the payment of dividends. The Company was in compliance with these covenants as of September 30, 2000 and 1999.


4.       CAPITAL STOCK

During the third quarter of 2000, the Company issued 47,492 shares of its common stock through its employee stock purchase plan.

On July 24, 2000, the Company repurchased 442,498 shares of its common stock from Douglass C. Smith (a co-founder and former President, Chief Operating Officer, and Director of IDG) and certain of Mr. Smith's family members, at a purchase price of $2.50 per share, for an aggregate purchase price of $1,106,245. The transaction was completed in response to Mr. Smith's unsolicited request for such a repurchase.

5.       COMMITMENTS AND CONTINGENCIES

The Company is subject to various claims and legal actions which arise in the ordinary course of business. The Company believes that the ultimate resolution of such matters will not have a material adverse effect on the Company's financial position or results of operations.


6.       NEW PRONOUNCEMENTS

In September 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which addresses the accounting for derivative instruments. SFAS No. 133 was recently amended by SFAS 137 to be effective for financial statements for the Company's fiscal quarters beginning after January 1, 2001. In June 2000, the FASB issued SFAS 138, which amended certain guidance within SFAS 133. The Company does not expect SFAS No. 133 will have a significant effect on its current financial reporting.


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


RESULTS OF OPERATIONS


                 THREE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

The following table sets forth certain historical financial data for IDG and shows such data as a percentage of net sales for the periods indicated (dollars in thousands):

                                                      THREE MONTHS ENDED SEPTEMBER 30
                                           -----------------------------------------------------
                                                      2000                       1999
                                           ------------------------      -----------------------


               Net Sales                   $132,457          100.0%      $135,300          100.0%
               Cost of Sales                103,492           78.1        105,414           77.9
                                           --------          -----       --------          -----
               Gross Profit                  28,965           21.9         29,886           22.1
               Selling, General and
               Administrative                26,954           20.4         27,861           20.6
                                           --------          -----       --------          -----
               Operating Income            $  2,011            1.5%      $  2,025            1.5%
                                           ========          =====       ========          =====


Net sales decreased $2.8 million or 2.1% from $135.3 million for the three months ended September 30, 1999 to $132.5 million for the three months ended September 30, 2000. The decrease in sales is attributable to higher interest rates and rising energy costs negatively impacting customers in the automobile, trucking, manufactured housing, and aluminum industries.

Cost of sales decreased $1.9 million or 1.8% from $105.4 million for the three months ended September 30, 1999 to $103.5 million for the three months ended September 30, 2000. As a percentage of net sales, cost of sales increased from 77.9% in 1999 to 78.1% in 2000. The overall increase in cost of sales as a percentage of net sales is primarily due to lower sales in the higher margin manufactured housing sector and increased freight offset by incentives from strategic growth suppliers.

Selling, general, and administrative expenses decreased $0.9 million or 3.3% from $27.9 million for the three months ended September 30, 1999 to $27.0 million for the three months ended September 30, 2000. As a percentage of net sales, selling, general and administrative expenses decreased from 20.6% in 1999 to 20.4% in 2000. The decrease in selling, general and administrative expenses as a percentage of sales is primarily due to management's efforts to reduce expenses through consolidation of facilities and reduction of the number of employees. During the three months ended September 30, 2000, the Company also recorded a reduction in bad debt expense of $0.1 million as a result of management's revised estimates related to the Company's allowance for doubtful accounts.

Operating income was $2.0 million, or 1.5% of net sales, for the three months ended September 30, 2000 and September 30, 1999. Net income increased $0.1 million from $0.5 million for the three months ended September 30, 1999 to $0.6 million for the three months ended September 30, 2000. The increase is primarily attributable to a decrease in the company's estimated tax provision offset by an increase in interest expense. The effective rate has been reduced due to an adjustment of $0.1 million in the estimated deferred tax asset.


                  NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

The following table sets forth certain historical financial data for IDG and shows such data as a percentage of net sales for the periods indicated (dollars in thousands):

                                                      NINE MONTHS ENDED SEPTEMBER 30
                                           -----------------------------------------------------
                                                     2000                         1999
                                           ------------------------      -----------------------


               Net Sales                   $410,265          100.0%      $408,445          100.0%
               Cost of Sales                320,743           78.2        318,476           77.9
                                           --------          -----       --------          -----
               Gross Profit                  89,522           21.8         89,969           22.1
               Selling, General and
                 Administrative              82,477           20.1         84,448           20.7
                                           --------          -----       --------          -----
                Operating Income           $  7,045            1.7%      $  5,521            1.4%
                                           ========          =====       ========          =====

Net sales increased $1.8 million or 0.5 % from $408.4 million for the nine months ended September 30, 1999 to $410.3 million for the nine months ended September 30, 2000. The sales increase is attributable to the addition of new flexible procurement solutions customers and specifically more integrated supply business.

Cost of sales increased $2.3 million or 0.7% from $318.5 million for the nine months ended September 30, 1999 to $320.7 million for the nine months ended September 30, 2000. As a percentage of net sales, cost of sales increased from 77.9% in 1999 to 78.2% in 2000. The increase in cost of sales as a percentage of net sales is primarily due to a change in total company sales mix driven by lower sales in the higher margin manufactured housing industry, offset by additional incentives from strategic growth suppliers.

Selling, general, and administrative expenses decreased $2.0 million or 2.3% from $84.4 million for the nine months ended September 30, 1999 to $82.5 million for the nine months ended September 30, 2000. As a percentage of net sales, selling, general and administrative expenses decreased from 20.7% to 20.1%. The decrease is partially attributable to the 1999 expense associated with the departure of the former CEO and the closure of the Chevy Chase, Maryland office. Additionally, management's efforts to reduce expenses through consolidation of facilities and reduction of the number of employees have resulted in lower selling, general, and administrative expenses as a percentage of sales.

Operating income increased $1.5 million or 27.6% from $5.5 million for the nine months ended September 30, 1999 to $7.0 million for the nine months ended September 30, 2000. As a percentage of net sales, operating income increased from 1.4% in 1999 to 1.7% in 2000. Net income increased $0.3 million from $1.7 million for the nine months ended September 30, 1999 to $2.0 million for the nine months ended September 30, 2000. The increase is attributable to the improvement in operating income offset by an increase in interest expense.


LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2000, the Company had $0.5 million in cash, an additional $90.9 million of working capital, and $54.1 million of borrowing capacity under its $100 million revolving credit facility with a six-bank syndicate.

The Company's liquidity position continues to be sufficient to enable the Company to fund its current operations and to fund anticipated internal expansion and acquisitions for the next year.

Net cash (used in) provided by operating activities for the nine months ended September 30, 2000 and 1999 was ($1.0) million and $2.2 million, respectively. The change was due to cash used to fund working capital needs.

Net cash provided by (used in) investing activities for the nine months ended September 30, 2000 and 1999 was $5.7 million and ($10.1) million, respectively. During 1999 property and equipment additions included expenditures for a new building for the Company's largest business unit. In June 2000, the building was sold in a transaction accounted for as a sale-leaseback. Proceeds from the sale are included in investing activities for the nine months ended September 30, 2000. Otherwise, in 2000, cash was used primarily for equipment additions. In 1999 cash was also used to fund a portion of the Company's ERP system and to fund an acquisition.

Net cash (used in) provided by financing activities for the nine months ended September 30, 2000 and 1999 was ($5.0) million and $7.7 million, respectively. In 2000, the Company arranged, through one of its insurance carriers to purchase management liability insurance to cover the $10.8 million payment made to the dissenting shareholder. This premium is being financed by the insurance carrier over a period of three years and provided $8.8 million in cash net of premium payments. Additionally in 2000, cash provided by investing activities was used to reduce the Company's long-term debt. In 1999, the cash provided by financing activities was used for property additions and to fund working capital needs.


ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There has been no significant change in the disclosure concerning this item made in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.


                           PART II. OTHER INFORMATION


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.


a)   The following exhibits are filed as part of the Form 10-Q:

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

                                  INDUSTRIAL DISTRIBUTION GROUP, INC.
                                  (Registrant)

Date: November 13, 2000       By: /s/ Jack P. Healey
                                  ----------------------------------------------
                                  Jack P. Healey
                                  Senior Vice President and Chief Financial
                                  Officer (Duly Authorized Officer and Principal Accounting and Financial Officer)