Form 10-K405
period 2000-12-31
INDUSTRIAL DISTRIBUTION GROUP INC
filed 2001-03-28
CIK 1042351

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

For the fiscal year ended December 31, 2000

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to __________

                          Commission File No. 001-13195

                       INDUSTRIAL DISTRIBUTION GROUP, INC.
             (Exact name of Registrant as specified in its charter)

              DELAWARE                                          58-2299339
--------------------------------------                    ----------------------
    (State or other jurisdiction                             (I.R.S. Employer
   of incorporation or organization)                        Identification No.)

          950 EAST PACES FERRY ROAD, SUITE 1575, ATLANTA, GEORGIA 30326
          -------------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

       Registrant's telephone number, including area code: (404) 949-2100

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class                    Name of each exchange on which registered
-------------------                    -----------------------------------------

Common Stock, Par Value $0.01 Per Share         New York Stock Exchange
---------------------------------------         --------------------------------

Securities registered pursuant to Section 12(g) of the Act:

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ].

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

         The aggregate market value of the voting stock held by nonaffiliates (which for purposes hereof are all holders other than executive officers and directors) of the Registrant as of March 1, 2001 is

$17,362,469 (based on 7,716,653 shares held by nonaffiliates at $2.25 per share, the last sales price on the NYSE on March 1, 2001).

         At March 1, 2001, there were issued and outstanding 8,820,204 shares of Common Stock, par value $0.01 per share, outstanding.


                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the Registrant's definitive Proxy Statement for the 2001 Annual Meeting of Stockholders, to be filed with the Commission, are incorporated by reference into Part III.

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

         In September 1997, we completed our initial public offering of common stock and, at the same time, acquired and combined the businesses of nine industrial distribution companies. Since that time we acquired 18 additional companies. We intend to establish a nationwide presence, with maintenance, repair, operating, and production product and service capability in all or most of the top 75 U.S. industrial markets. Currently, we have 59 operating locations in 57 cities, which include 42 of the top 75 U.S. industrial markets and one small facility abroad. Our more than 25,000 active customers (customers that purchased at least one item in the last 12 months) include a diverse group of major national and international corporations, including Boeing, General Electric, Ford, Borg Warner, and Stanley Tools, as well as small and large local and regional businesses. We had net sales of approximately $546.7 million for the year ended December 31, 2000.


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

         We estimate that the size of the market for industrial MROP products in which we participate primarily is approximately $70 billion annually. However, the entire U.S. MROP market is estimated to be in excess of $175 billion annually. This broader market includes electrical, PVF (pipes, valves, and fittings), power transmission, and other product categories in which we participate to a lesser extent. This market is highly fragmented, with the 50 largest distributors accounting for less than 25% of the market. Based on 1999 sales, IDG is the 18th largest distributor of MROP products in the nation.

         Manufacturers and other users of MROP products are seeking ways to enhance efficiencies and reduce MROP process and procurement costs in order to compete more effectively in the global economy.

As a result, the industrial supply industry is experiencing consolidation, as customers focus on the convenience, cost savings, and economies of scale associated with a reduced number of suppliers capable of providing superior service and product selection. Further, as manufacturers focus on their core manufacturing or other production competencies, they are increasingly outsourcing their MROP procurement, management, and application processes in search of comprehensive MROP solutions, such as integrated supply. We believe that we have the size, scale of operations, and resources necessary to benefit from these industry trends and compete effectively in the rapidly changing MROP supply industry. The distribution channel associated with the MROP marketplace is rapidly changing. The e-commerce and business to business solutions introduced by technological advancements and the Internet are broadening the distribution channel in the MROP marketplace. The first distributors to enter this space have been those who primarily use catalogs to sell their products. More recently, these channels are utilized to outsource the commodity management of MROP. We believe we have the technology and skilled associates to compete effectively in this marketplace.

         One of our core competencies is our extensive product expertise. With our understanding of the most appropriate product for specific customer applications, we help identify the MROP product best suited for a customer's specific need in order to lower the customer's total MROP costs. Our comprehensive product line supports our commitment to deliver the most appropriate product to our customers. In addition to maintaining over 400,000 stock keeping units ("SKUs"), as well as special items in stock for regular customers, we can provide virtually any MROP item, including special-order items.

         We believe the key to serving customers in the changing MROP market is the ability to design and implement customized flexible procurement solutions for acquiring, possessing, and applying MROP products to satisfy each customer's particular needs and achieve its cost reduction objectives. The spectrum of services necessary to deliver such solutions is broad. For customers who are not yet prepared to outsource their entire MROP procurement and management functions, we provide a range of options from which customers may select the appropriate types and level of service. For customers who desire total procurement solutions designed and implemented through a single distributor, we offer our "fully integrated supply" programs, which permit customers to outsource to us the entire MROP procurement and management function, which may include ownership of inventory in the customer's on-site MROP supply room, or tool crib.

         Providing superior quality and a comprehensive range of MROP services to customers is our hallmark. As part of our commitment to customer service, we emphasize quality assurance in all phases of our operations. Our sales and service personnel receive ongoing periodic training in total quality management and other team management skills to assure such quality performance. We also will seek certification under the International Standards Organization ("ISO") 9002 standards for distribution with respect to our principal locations and expect to make such certification a company-wide objective for all future principal locations. Currently, ten of our twelve operating "hubs" are ISO 9002 certified.

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

         -        licensing our proprietary software to the customer;

         - gaining access to plant floors to re-engineer procurement and production processes and standardize MROP products;

         -        coordinating the purchase of multiple MROP product lines;

         - providing consolidated invoices and customized management reports via a direct network link to customers; and

         -        managing and staffing tool cribs.

In addition, in a fully integrated supply relationship, we, rather than the customer, may own the inventory in the tool crib. We believe that the nature of integrated supply relationships will continue to evolve. We will therefore seek to maintain our capability to provide whatever level of integration our customers may require over time.

         In a fully integrated supply relationship, we often guarantee a minimum annual reduction in the customer's total MROP costs. We believe we can achieve such guaranteed cost reductions through our focused and ongoing analysis and re-engineering of a customer's production processes to reduce the variety and number of MROP products that the customer uses. In addition to contractually guaranteed cost reductions, we often achieve additional costs savings for the customer through the reduction of certain tool crib staffing expenses; the reduction in shrinkage and obsolete stock due to better inventory controls; and the elimination of certain inventory holding costs. Where we save additional costs for a customer through process improvements, the customer may share the additional savings with us.

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

         - installing computer software and hardware to implement an electronic data interchange system to enable the customer to order products electronically without contacting the Company by telephone or facsimile; and

         - bar coding products in a customer's tool crib to control inventory and track consumption by product, employee, or cost center.

Other services, as needed to respond to a particular customer's MROP requirements, can be designed and implemented to achieve the desired solution.

         At December 31, 2000, the Company had in place 84 fully integrated supply arrangements with customers covering 114 sites, and had arrangements to provide flexible procurement solution services with over 350 customers.

PRODUCTS

         We offer a full line of industrial MROP products, stock specific items for regular customers, and can satisfy virtually any requirement a customer may have for an MROP application or service. Our principal product categories include abrasives, cutting tools, hand and power tools, coolants, lubricants, and adhesives, among others. We are able to offer significant depth and breadth in our core product lines throughout our nationwide operations, which distinguishes us from most of our present competitors. On an individual hub basis, our products may be ordered electronically through e-commerce, by telephone, by mail, or by facsimile. We seek at all times to provide our customers with the most convenient method of selecting and ordering products, which in the future may include paper and electronic catalogs and Internet and other electronic commerce.

         Our offering of specific products from multiple manufacturers at different prices and quality levels permits us to offer the product that provides the best value for the customer. For example, if a customer requires a drill bit to drill 100 holes, purchasing a top-of-the line product that is designed for a requirement of drilling 10,000 holes would be inefficient and costly. Our application and product specialists are trained specifically to assist customers in making such intelligent cost-saving purchases, with the goal of lowering the customer's total MROP product costs. We believe these factors will significantly enhance our volume of repeat business, and they are an integral part of our overall customer costs reduction program and total procurement solutions.

         The following table sets forth the MROP products we offer, based on the Industrial Distribution Association product categories, describes typical products in each category, and presents the percentage of our aggregate revenues from sales of the product category for 2000:

                                                                                                             % of
                                                                                                          Aggregate
Product Category                                                   Typical Products                        Revenue
----------------                                                   ----------------                       ---------
Cutting Tools...............................      Drills, Taps, Carbide Tools, End Mills                    22.78%
Abrasives...................................      Grinding Wheels, Sanding Belts, Discs, Sheets or          16.82%
                                                      Rolls

                                                                                                             % of
                                                                                                          Aggregate
Product Category                                                   Typical Products                        Revenue
----------------                                                   ----------------                       ---------
Maintenance Equipment &  Supplies...........      Hydraulic Tools, Paint, Lubrication Equipment              7.62%
Hand Tools..................................      Wrenches, Socket Sets, Screw Drivers, Hammers              7.48%
Power Tools.................................      Air and Electric Drills, Air Compressors, Impact           6.76%
                                                      Wrenches, Screwdrivers
Coolants, Lubricants, and Adhesives.........      Metal Cutting Coolants, Aerosols, Industrial               5.17%
                                                      Adhesives
Machinery...................................      Metal Removal Equipment, Metal Forming Equipment           5.13%
Safety Products.............................      Gloves, Signs, Absorbents, Glasses                         4.15%
Material Handling Equipment.................      Hoists, Slings, Chain, Shelving, Casters                   3.45%
Machine Tools & Accessories.................      Milling Machines, Work Holding Vises, Tool Holders         3.18%
Other Products..............................      Special Order Items and Miscellaneous                      2.03%
Saw Blades..................................      Band, Hack, Hole, Jig Saw Blades                           1.96%
Tapes.......................................      Masking, Filament and Duct Tape                            1.59%
Fasteners...................................      Socket Screws, Hex Screws, Anchors                         1.30%
Contractor Supplies.........................      Powder-Actuated Tools, Ladders, Shovels                    1.23%
Fluid Power.................................      Hydraulic and Pneumatic Valves, Cylinders                  1.12%
Metal Goods.................................      Angle Iron, Conduit                                        1.11%
Quality Control Products....................      Electronic Calipers, Micrometers                           1.04%
Power Transmission Equipment................      Belts, Drives, Bearings, Gears, Pulleys                    1.03%
Brushes.....................................      Wire Wheel, Floor Brooms                                   0.97%
Tool & Die Supplies.........................      Ground Stock, Drill Rod, Die Sets                          0.94%
Electrical..................................      Fuses, Electrical Switches, Controls                       0.90%
OEM Assembly Parts..........................      Gaskets, Springs, Assembly Plates                          0.80%
Industrial Hose.............................      Air Hose, Water Hose                                       0.71%
Welding Equipment & Supplies................      Welders, Weld Rod                                          0.43%
Industrial Pipes, Valves & Fittings.........      Pipes, Valves, Fittings                                    0.30%
                                                                                                         ---------
   Total                                                                                                   100.00%

         In addition to maintaining over 400,000 SKUs in stock, we often maintain supplies of special items for regular customers. Moreover, we are able to supply virtually any special order MROP item. In order to achieve cost savings for us and for our customers, we periodically review our special order activities to identify items ordered with sufficient frequency to warrant inclusion in our stock.

         We currently obtain products from approximately 22,000 vendors. During 2000, no vendor provided as much as 10% of the products we sold. We believe we are not materially dependent on any one vendor or small group of vendors.

         We ship products anywhere in the world in the time frame required by the customer. To facilitate such "on time" delivery of our products, we store our stock MROP products primarily in warehouses at various locations across the United States.

CUSTOMERS

         Our active customers, who number over 25,000, include a broad range of industrial, commercial, and institutional users of MROP products, from one-person machine shops to national and multinational corporations such as Boeing, General Electric, Ford, Borg Warner, and Stanley Tools. For 2000, we sold products to over 1,500 customers who purchased at least $50,000 of products, and no single customer accounted for as much as 5% of our net sales.

         We will continue to serve a large number and wide variety of customers. Management does expect, however, that we will place special emphasis on marketing and sales of core product categories to mid- to large-sized users of MROP products who require the value-added benefits of our flexible procurement solutions.

SALES AND MARKETING

         We have approximately 248 outside sales representatives and product specialists and 251 inside sales/customer service representatives. Most of the inside sales/customer service representatives support the outside sales representatives and are responsible for certain types of customer service contacts and order entry. The outside sales representatives and product specialists call on designated customers and are responsible for providing technical support with respect to certain products. Our outside sales representatives and product specialists are highly trained individuals who build relationships with customers and assist them in reducing total procurement costs and improving production processes.

         We have centralized our marketing efforts associated with our Flexible Procurement Solutions which will allow us to compete more effectively in local markets as well for contracts which encompass multiple operating unit locations. Each operating unit has staff dedicated to these efforts who are supervised by the Director of Flexible Procurement Solutions located at our corporate office.

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

MANAGEMENT INFORMATION SYSTEMS

         We will procure, develop, maintain, and utilize computerized management and information systems, including the utilization of highly specialized distributor based software, our proprietary Supply Management System, and our InnoSource(R) System for customer product procurement and management. These systems assist us in our business to business (B to B) product offerings. All of these systems are important elements of our ability to meet customers' requirements for increasing levels of individualized total MROP procurement solutions and also to achieve our desired level of operating efficiencies. We utilize our proprietary Supply Management System and our InnoSource(R) System in providing flexible procurement solutions for customers.

         Our regionalized, back office information technology strategy will allow us to manage key functions more effectively, including communication between warehouse and sales offices, inventory and accounts receivable management, purchasing, pricing, sales and distribution, and the preparation of periodic operating control reports that provide concise and timely information regarding key aspects of our business. In 2000 we studied the most cost efficient method to attain these benefits. As a result, we abandoned the implementation of our comprehensive Enterprise Resource Planning (ERP) system in

December 2000. We have determined that we can achieve the benefits of such a system more efficiently and at a significantly reduced cost by consolidating systems regionally. We have chosen three "best of breed" distribution systems and are currently in the process of converting our existing systems to those packages on a regional basis. As we further consolidate our operations, we may reduce the number of regional platforms. During 2000, we completed two system conversions under this strategy. We anticipate at least three additional conversions in 2001.

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

PERSONNEL

         We had approximately 1,485 full-time and 35 part-time associates as of December 31, 2000. Twelve of our associates are employed pursuant to collective bargaining agreements with local unions affiliated with the International Brotherhood of Teamsters and the International Brotherhood of Electrical Workers. We believe that the subsidiaries that have been employing these persons pursuant to those contracts enjoy good relations with these associates, and have not experienced work stoppages. We believe our business relationships are good with all of our associates.

EXECUTIVE OFFICERS OF THE REGISTRANT

        Certain information regarding the executive officers of the Company is set forth in the following table and paragraphs.

         NAME                     AGE                     POSITION
         ----                     ---                     --------
Patrick S. O'Keefe                48        President and Chief Executive Officer

Jack P. Healey                    41        Senior Vice President, Chief Financial Officer, and
                                                Secretary

Thomas W. Aldridge, Jr.           53        Senior Vice President

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

         Mr. Healey joined us in June 1997 as Vice President and Chief Financial Officer, and became Senior Vice President in 1998. Prior to 1997, Mr. Healey was the partner in charge of assurance services (since 1983) for Miller Ray Healey & Houser, a regional accounting firm and member of the SEC practice section of the AICPA, during which time he served as auditor for The Distribution Group, Inc., one of our founding companies. Prior to joining that firm, Mr. Healey was a senior auditor with the international accounting firm of Ernst & Young. Mr. Healey is a certified public accountant and a certified fraud examiner. He received his undergraduate degree in accounting from Syracuse University.

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

         WE HAVE OPERATED AS A SINGLE ENTITY ONLY SINCE SEPTEMBER 1997 AND CONTINUE TO FACE THE CHALLENGE OF INTEGRATING NEW COMPANIES.

         Although each of our companies had operated for an average of over 50 years, we did not commence operations as a combined entity until September 1997. As a result, we are still engaged in integrating these businesses, and we cannot be certain that we will be able to do so with enough success to be as profitable as we expect or desire.

         OUR INFORMATION AND OPERATIONS SYSTEMS ARE NOT FULLY INTEGRATED, AND WE MUST THEREFORE RELY ON THE SYSTEMS OF THE COMPANIES WE ACQUIRED UNTIL WE CAN IMPLEMENT OUR REGIONALIZED MANAGEMENT INFORMATION TECHNOLOGY SYSTEM.

         Until we can fully implement our regionalized management information technology system, we will continue to utilize and be dependent upon the information and operating systems of the companies we acquired for many functions. These functions include, among others, product ordering, financial reporting and analysis, and inventory control. Although we have put certain control mechanisms in place, we may experience delays, disruptions, and unanticipated expenses in implementing, integrating, and operating our regionalized management information technology system. Any of these problems could have a material adverse effect on our results of operations and financial condition. In addition, we will not be able to achieve the full benefit of certain contemplated operating efficiencies and competitive advantages until we have fully implemented our regionalized management information technology system.

         WE RELY ON A VARIETY OF DISTRIBUTION RIGHTS GRANTED BY OUR SUPPLIERS TO OFFER THEIR PRODUCT LINES TO OUR CUSTOMERS.

         We depend for a substantial portion of our business on the collection of varied distribution arrangements with suppliers for certain product lines that have been established by our several operating subsidiaries in their respective geographic markets. A significant percentage of these current distribution arrangements are oral, and many of them can be terminated by the supplier immediately or upon short notice. The termination or limitation by any key supplier of its relationship with us could have a material adverse effect on our results of operations and financial condition.

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

Many of our competitors are small enterprises who sell to customers in a limited geographic area, but we also compete against several large distributors that have significantly greater resources than we do. Competition with all of these distributors has increased as customers increasingly seek low-cost alternatives to traditional methods of purchasing and sources of supply by, among other things, reducing the number of their maintenance, repair, operating, and production suppliers.

         Competition in the maintenance, repair, operating, and production supplies industry may increase in other ways as well. First, other distributors are consolidating to achieve economies of scale and increase efficiencies. Second, new competitors, of which we are not currently aware, may emerge, further increasing competition.

         Other aspects of our industry also make it very competitive. For example, certain of our competitors sell the same products we sell at lower prices than we offer. Moreover, we compete on the basis of responsiveness to the needs of customers for quality service, product diversity, and availability. We cannot assure you that we will be able to compete successfully.

         WE RELY HEAVILY ON OUR SENIOR MANAGEMENT AND THE EXPERTISE OF MANAGEMENT PERSONNEL OF THE BUSINESSES WE ACQUIRED.

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

         OUR ABILITY TO SELL OUR PRODUCTS AND SERVICES IN THE QUANTITY WE DESIRE DEPENDS HEAVILY UPON THE ECONOMIC CONDITIONS OF OUR CUSTOMERS.

         Some of the primary markets for the products and services we sell are subject to cyclical fluctuations that generally affect demand for industrial and consumer durable goods produced by the users of maintenance, repair, operating, and production supplies. Consequently, the demand for our products and services has been and will continue to be influenced by many of the national, regional, or even international factors. Customers whose businesses are impacted directly by such events affect our business when they delay or slow orders for maintenance, repair, operating, and production products or services that they otherwise would have required if their businesses had not been adversely affected. Changes in economic conditions, such as the examples identified, resulting in a change in the current business cycle could therefore have a material adverse effect on our results of operations and financial condition.


ITEM 2.  DESCRIPTION OF FACILITIES.

         Currently, we own eight properties and lease 50 properties in 56 cities in the United States for our warehouse, sales, and administrative offices. We also lease one property in one city in a foreign country. Certain property locations contain multiple operations such as a warehouse and a sales office. The facilities range in size from less than 1,000 square feet to over 125,000 square feet. Leases for the facilities expire at various periods between 2001 and 2020. The aggregate annual lease payments for real properties in 2000 were approximately $4.4 million.

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

ITEM 3.  LEGAL PROCEEDINGS.

         We are, from time to time, a party to litigation arising in the normal course of business. We do not believe that any of these actions, individually or in the aggregate, will have a material adverse affect on our financial position or results of operations.

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

                                                                  PRICE RANGE
                                                             ---------------------
                                                              HIGH           LOW
                                                             --------      -------
       1999
            First Quarter..............................      $8 3/8        $5 1/4
            Second Quarter.............................      $6 3/4        $4 7/8
            Third Quarter..............................      $5 3/16       $3 5/16
            Fourth Quarter.............................      $4            $2 11/16
       2000
            First Quarter..............................      $3 11/16      $2 7/8
            Second Quarter.............................      $3 1/16       $2 5/16
            Third Quarter..............................      $3 1/2        $2 7/16
            Fourth Quarter.............................      $3            $1 3/4

         As of March 15, 2001, there were 642 holders of record of our common stock. Investors who beneficially own our common stock that is held in street name by brokerage firms or similar holders are not included in this number. Accordingly, based upon the quantities of periodic reports requested by such brokerage firms, we believe that the actual number of individual beneficial owners of our common stock exceeds 1,650.

         We have not paid dividends on our common stock. We currently intend to retain our future earnings, if any, to finance the growth, development, and expansion of our business and, accordingly, do not currently intend to declare or pay any dividends on our common stock for the foreseeable future. The declaration, payment, and amount of future dividends, if any, will be subject to the discretion of our Board of Directors and will depend upon our future earnings, results of operations, financial condition, and capital requirements, among other factors. Under Delaware law, we are prohibited from paying any dividends unless we have capital surplus or net profits available for this purpose. In addition, our credit agreement with First Union National Bank and other lenders prohibits the payment of dividends.

ITEM 6.  SELECTED FINANCIAL DATA.

         The following summary financial data as of and for the years ended December 31, 2000, 1999, 1998, 1997 and 1996 have been derived from audited financial statements of the Company. All such financial statements of the Company reflect the requirements of the Securities and Exchange Commission's Staff Accounting Bulletin No. 97 ("SAB 97"), which deem the historical financial statements of B&J Industrial Supply Company ("B&J") -- one of the nine founding companies we acquired to commence our current operations as a combined entity ( the "Combination") -- to be our historical financial statements for all periods prior to September 24, 1997, the accounting effective date of those acquisitions. As a result, our financial statements, and the following data, reflect the results of operations and financial condition of B&J combined with Continental Air Tool, Inc., Northern Tool & Supply, Inc., and Hawley Industrial Supplies, Inc., which we acquired during 1998 and are accounted for under pooling-of-interests accounting treatment (the "Pooled Companies") for the periods prior to September 24, 1997; and the results of operations and financial condition of all nine founding companies and the Pooled Companies are reflected in our financial statements and data for the period of time from and after September 24, 1997. Companies acquired during 1998 and 1999 and accounted for under the purchase method of accounting (which includes all companies acquired during 1998 and 1999 other than the Pooled Companies) are shown only for the period of time from and after our acquisition of them. Those facts account for a substantial difference in these financial data as of and for the years ended December 31, 2000 and 1999 as compared to prior years; they make comparisons of the data among the periods misleading; and they are a further reason that these historical results are not indicative of the results that we may achieve in the future.

         These selected financial data should be read in conjunction with our audited consolidated financial statements and notes thereto, and Management's Discussion and Analysis of Financial Condition and Results of Operations, included in Item 7 of this Report.

         YEAR ENDED DECEMBER 31,                                  2000           1999           1998           1997        1996
         ------------------------------------------------------------------------------------------------------------------------
         (in thousands)
         STATEMENTS OF INCOME DATA:
         Net sales(*)                                           $ 546,681      $ 547,935      $ 442,062      $154,748     $68,952
                                                                ---------      ---------      ---------      --------     -------
         Gross profit                                             123,142        124,975        104,877        37,022      16,178
         Selling, general, and administrative expenses            116,001        116,663         94,406        33,125      15,335
         Unusual items                                             15,050          5,887              0             0           0
                                                                ---------      ---------      ---------      --------     -------
         Operating (loss) income                                   (7,909)         2,425         10,471         3,897         843
         Net (loss) income                                      $  (9,612)     $  (1,889)     $   6,215      $  2,316     $   364
         EPS - basic and diluted                                $   (1.11)     $   (0.22)     $    0.75      $   0.71     $  0.25

         BALANCE SHEET DATA:
         Working capital                                        $  94,265      $  78,148      $  80,989      $ 81,152     $ 9,551
         Property and equipment, net                               15,446         31,538         24,619         9,910       2,156
         Total assets                                             223,958        230,804        211,465       147,246      27,252
         Long-term debt, including current portion                 53,305         47,953         39,699        11,653       7,959
         Stockholders' equity                                   $ 102,115      $ 112,072      $ 113,595      $ 99,490     $11,223

-------------
(*)Net sales reflect accounting changes required by Emerging Issues Task Force issue 00-10: "Accounting for Shipping and Handling Fees and Costs", which requires that amounts billed to customers as shipping and handling be classified as revenue.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

GENERAL

         The Company provides flexible procurement solutions for manufacturers and other users of industrial MROP products, distributing a full line of such products and providing specialized services to a diverse group of more than 25,000 active customers. The Company sells MROP supplies directly from stock and special order (non-stock), using catalogs or similar methods; such sales, on a combined basis, were $337.9 million, $349.7 million and $284.9 million in 2000, 1999 and 1998, respectively. The Company also sells products and services pursuant to flexible procurement arrangements which typically involve transaction processing, product sourcing, and support services that are beyond the scope of traditional distribution. The Company generated revenues of $88.7 million, $96.1 million and $96.5 million in 2000, 1999 and 1998, respectively, pursuant to these arrangements. Pursuant to integrated supply contracts, the Company manages tool cribs or outsources the procurement and billing of the customers MROP and other key commodities and provides a level of enhanced service to certain customers, often with a guaranteed minimum reduction in the customer's total MROP costs. Revenues from integrated supply contracts, on a combined basis, were $120.1 million in 2000, $102.1 million in 1999 and $60.7 million in 1998. Total sales for 2000, 1999 and 1998 on a combined basis were $546.7 million, $547.9 million and $442.1 million respectively.

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

         Management believes that the success of the Company's integrated supply and flexible procurement solutions business will depend in major part on the Company's utilization of technology to design and implement the MROP procurement solutions that customers desire. The Company will continue to develop and upgrade its information systems, including its proprietary Supply Management System, InnoSource(R) System and its internal management information systems in order to expand its capabilities to successfully and profitably deliver such specialized services to customers. The Company will continue to commit resources to its technological capabilities in order to provide superior customer service and achieve internal operating efficiencies.

         On January 1, 2000 the Company entered into a self-insured healthcare plan subject to an aggregate stop loss limit on a "claims paid" basis. In the first three quarters of fiscal 2000, management failed to appropriately record the estimate of the claims incurred but not paid during each of the respective quarters. This resulted in an understatement of previously reported selling, general, and administrative expense and as a result, the Company has restated its unaudited results of operations for the first three fiscal quarters of 2000. This item has no impact on previously reported cash flows in any of the quarters. See Note 13 to the Company's Consolidated Financial Statements, where the restated unaudited quarterly results of operations are presented.

RESULTS OF OPERATIONS -- HISTORICAL

         The following table sets forth certain operating data of the Company, which include the companies acquired during 1998 and 1999 using the purchase method of accounting from their respective acquisition dates forward, and shows such data as a percentage of net sales for the periods indicated:

         In these discussions, most percentage and dollar amounts have been rounded to aid presentation; as a result, all such figures are approximations. References to such approximations have generally been omitted.

                                                                Year Ended December 31,
                                      --------------------------------------------------------------------------
                                              2000                       1999                        1998
                                      --------------------       --------------------       --------------------
                                                                (dollars in thousands)
Net Sales(*)                          $546,681       100.0%      $547,935       100.0%      $442,062       100.0%
Cost of Sales                          423,539        77.5        422,960        77.2        337,185        76.3
                                      --------       -----       --------       -----       --------       -----
Gross Profit                           123,142        22.5        124,975        22.8        104,877        23.7
Selling, General, and                  116,001        21.2        116,663        21.3         94,406        21.3
Administrative Expenses
Unusual Items                           15,050         2.7          5,887         1.1              0         0.0
                                      --------       -----       --------       -----       --------       -----
Operating (Loss) Income               $ (7,909)       (1.4)%     $  2,425         0.4%      $ 10,471         2.4%
                                      ========       =====       ========       =====       ========       =====

--------------
*Net sales reflect accounting changes required by Emerging Issues Task Force issue 00-10: "Accounting for Shipping and Handling Fees and Costs", which requires that amounts billed to customers as shipping and handling be classified as revenue.

2000 COMPARED TO 1999

         Net sales decreased $1.3 million, or 0.2% from $547.9 million in 1999 to $546.7 million in 2000. Higher interest rates and energy costs negatively impacted our customers in the automobile, trucking, manufactured housing, and aluminum industries during 2000. Growth in the integrated supply area of our business partially offset the industry-specific economic conditions.

         Cost of sales increased $0.6 million, or 0.1%, from $423.0 million in 1999 to $423.5 million in 2000. As a percentage of net sales, cost of sales increased from 77.2% in 1999 to 77.5% in 2000. The increase in cost of sales as a percentage of sales is primarily due to a reduction in sales to the higher margin manufactured housing industry, which was somewhat offset by a reduction in freight costs.

         Selling, general, and administrative expenses decreased $0.7 million or 0.6% from $116.7 million in 1999 to $116.0 million in 2000. During 2000, the Company made a concerted effort to reduce operating costs. Additionally, the Company achieved a reduction in selling, general, and administrative expenses due to the closure of six operating facilities. Increased expenses associated with the implementation of the Company's new health insurance plan partially offset these savings.

         During 2000, the Company incurred unusual items of $15.1 million in the fourth quarter related to the abandonment of the Company's Enterprise Resource Planning ("ERP") project and to executive separation costs. During 1999, the Company incurred $5.9 million in unusual charges of which $4.4 million related to settlement of the dissenting shareholder lawsuit. The remaining $1.5 million of the unusual charge related to executive separation, the closing of the Chevy Chase, Maryland office, and a write-off of non-realizable acquisition costs.

         Operating income decreased $10.3 million, or 426.1%, from $2.4 million in 1999 to a loss of ($7.9) million in 2000, primarily as a result of the unusual items discussed above. Operating income as a percentage of net sales decreased, from 0.4% in 1999 to (1.4%) in 2000, also reflecting such effects.

1999 COMPARED TO 1998

         Net sales increased $105.9 million, or 24.0% from $442.1 million in 1998 to $547.9 million in 1999. The increase primarily reflects the effect of having a full year of operations for the companies acquired in 1998. On a same store basis -- that is, reflecting acquired companies on the same basis in each year -- net sales in 1999 declined by $34.4 million or 5.9%.

         Cost of sales increased $85.8 million, or 25.4%, from $337.2 million in 1998 to $423.0 million in 1999, primarily as a result of including a full year's cost of sales for the companies acquired in 1998. The cost of sales as a percentage of net sales increased over the prior year, from 76.3% to 77.2% primarily due to a shift in the product mix of the acquired businesses; and to a lesser extent, the loss of certain favorable procurement programs which were in place during 1998 and the time required to re-establish similar or more competitive programs in 1999.

         Selling, general, and administrative expenses increased $22.3 million, or 23.6%, from $94.4 million in 1998 to $116.7 million in 1999. In 1999, the majority of the increase is attributable to including the full year of operations for the companies acquired in 1998. As a percentage of sales, selling, general, and administrative expenses remained stable at 21.3%. During 1999, the Company recorded unusual items of $5.9 million. Of the unusual items, $4.4 million related to the resolution of the dissenting shareholder lawsuit involving one of the companies and $1.5 million was recorded for executive separation, the closing of the Chevy Chase, Maryland office, and a write-off of non-realizable acquisition costs.

         Operating income decreased $8.1 million, or 76.8%, from $10.5 million in 1998 to $2.4 million in 1999, primarily as a result of the unusual items discussed above. Operating income as a percentage of net sales decreased, from 2.4% in 1998 to 0.4% in 1999, also reflecting such effects.

LIQUIDITY AND CAPITAL RESOURCES

         As of January 31, 2001, the Company had $4.1 million of cash and cash equivalents, an additional $94.5 million of working capital, and an aggregate of $40.6 million of borrowing capacity under a revolving credit facility for $100 million with a syndicate of commercial banks (the "Credit Facility"). At December 31, 2000, these amounts were $3.7 million, $90.6 million, and $47.9 million, respectively.

         The Company's new Credit Facility, which the Company entered into on December 22, 2000 and expires on March 31, 2004, may be used for operations and acquisitions, and provides $5 million for swinglines and $10 million for letters of credit. Amounts outstanding under the Credit Facility bear interest at either the lead bank's corporate rate or LIBOR, plus applicable margins, as selected by the Company from time to time. The Company incurs a fee between 25 and 37.5 basis points on the average daily unused capacity during the term. The Credit Facility is secured by certain assets of all the subsidiaries of the Company.

         The principal ongoing capital requirements for the Company at the present time are for carrying inventory and accounts receivable, and for purchasing and upgrading information technology and equipment. The Company believes that it will have sufficient cash from working capital, and cash flow from operations, including use of available capacity under the Credit Facility, to fund both its current operations and anticipated internal expansion, for the current year. The Company may consider an attractive acquisition opportunity if presented; in such case, cash financing would probably be necessary and the Company may need approval from its current lenders or access other capital sources, which might not be available.

         On an historical basis, net cash (used in) provided by operating activities for fiscal years 2000, 1999 and 1998 was ($3.8 million), $0.2 million and $4.1 million, respectively. The change from 1999 to 2000 was due to changes in deferred taxes, accounts payable and other accrued liabilities, accounts receivable, and inventory. The change from 1998 to 1999 was principally due to an increase in inventory and accounts receivable which impact was partially offset by improved management of accounts payable and other accrued liabilities.

         Net cash used in investing activities for fiscal years 2000, 1999 and 1998 was ($6.4 million), ($11.4 million) and ($49.3 million), respectively. The change from 1999 to 2000 was due to a halt to capital expenditures related to the Company's ERP system, which was partially offset by the payment made to the dissenting shareholder. During 1999 property and equipment additions included expenditures for a new building for the Company's largest business unit. In 2000, the building was sold in a transaction accounted for as a sale-leaseback. Proceeds from the sale are included in investing activities for 2000 and used to reduce outstanding debt. Additionally, the change from 1998 to 1999 was due to purchases of property and equipment for the Company's ERP system and cessation of a majority of the Company's acquisition activities.

         Net cash provided by financing activities for fiscal years 2000, 1999 and 1998 was $13.0 million, $10.7 million and $14.9 million, respectively. In 2000, the Company arranged, through one of its insurance carriers to purchase management liability insurance to cover the $10.8 million payment made to the dissenting shareholder, which was received in a $11.0 million premium finance arrangement included in investing activities. This premium is being financed through the insurance carrier over a period of three years commencing April 2000. The change from 1998 to 1999 was principally due to a decrease in borrowings related to acquisitions and the repayment of lines of credit of the acquired companies during 1998.

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


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         The information contained under the heading "Election of Directors" in the definitive Proxy Statement to be used in connection with the solicitation of proxies for the Company's 2001 Annual Meeting of Stockholders, to be filed with the Commission, is incorporated herein by reference. Pursuant to instruction 3 to paragraph (b) of Item 401 of Regulation S-K, information relating to the executive officers of the Company is included in Item 1 of this Report.

ITEM 11. EXECUTIVE COMPENSATION.

         The information contained under the heading "Executive Compensation" in the definitive Proxy Statement to be used in connection with the solicitation of proxies for the Company's 2001 Annual Meeting of Stockholders, to be filed with the Commission, is incorporated herein by reference. In no event shall the information contained in the Proxy Statement under the heading "Stockholder Return Performance Graph" be deemed incorporated herein by such reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The information contained under the heading "Voting Securities and Principal Stockholders" in the definitive Proxy Statement to be used in connection with the solicitation of proxies for the Company's 2001 Annual Meeting of Stockholders, to be filed with the Commission, is incorporated herein by reference. For purposes of determining the aggregate market value of the Company's voting stock held by nonaffiliates, shares held by all directors and executive officers of the Company have been excluded. The exclusion of such shares is not intended to, and shall not, constitute a determination as to which persons or entities may be "affiliates" of the Company as defined by the Commission.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         The information contained under the heading "Certain Transactions" in the definitive Proxy Statement to be used in connection with the solicitation of proxies for the Company's 2001 Annual Meeting of Stockholders, to be filed with the Commission, is incorporated herein by reference.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(A) The following financial statements and notes thereto are filed as part of this Report:

         1.       FINANCIAL STATEMENTS

                  Report of Independent Public Accountants.
                  Consolidated Balance Sheets as of December 31, 2000 and 1999. Consolidated Statements of Operations for the years ended
                     December 31, 2000, 1999, and 1998.
                  Consolidated Statements of Stockholders' Equity for the years ended December 31, 2000, 1999, and 1998.
                  Consolidated Statements of Cash Flows for the years ended
                     December 31, 2000, 1999, and 1998.
                  Notes to Consolidated Financial Statements and Schedule as of
                     December 31, 2000 and 1999 and for the years ended December 31, 2000, 1999, and 1998.

         2.       FINANCIAL STATEMENT SCHEDULES

                  Schedule II - Valuation and Qualifying Accounts

                  All other schedules have been omitted because the information required is either included in the financial statements or notes or is not required.


(B)      REPORTS ON FORM 8-K.

         The Company did not file any reports on Form 8-K during the last quarter of the fiscal year ended December 31, 2000.

(C)      EXHIBITS

         The exhibits set forth below are required to be filed with this Report pursuant to Item 601 of Regulation S-K:

         EXHIBIT
         NUMBER            DESCRIPTION OF EXHIBIT
         -------           ----------------------
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

         *10.1(a)          Industrial Distribution Group, Inc. Stock Incentive Plan
                           (filed as Exhibit 10.5 of the Company's Registration
                           Statement on Form S-1 (File No. 333-36233) is hereby
                           incorporated by reference)

         *10.1(b)          Amendment No. 1 to Industrial Distribution Group, Inc. Stock
                           Incentive Plan (filed as Exhibit 10.5b) of the
                           Company's Annual Report on Form 10-K (File No.
                           D01-131950) on March 31, 1999 is hereby incorporated
                           by reference)

         *10.2 Form of Indemnification Agreement entered into between the Company and each of the executive officers and directors of the Company (filed as Exhibit 10.9 of the Company's Registration Statement on Form S-1 (File No. 333-36233) is hereby incorporated by reference)

         10.3              Lease Agreement dated July 30, 1998 by and between Andrew B.
                           and Stephanie A. Shearer and Shearer Industrial
                           Supply Co. (filed as Exhibit 10.12 of the Company's
                           Registration Statement on Form S-1 (File No.
                           333-51851) is hereby incorporated by reference)

         *10.4             Industrial Distribution Group, Inc. Management Incentive
                           Program (filed as Exhibit 10.14 of the Company's
                           Annual Report on Form 10-K (File No. 001-13195) on
                           March 31, 1999 is hereby incorporated by reference)

         10.5(a)           Credit Agreement dated December 11, 1997 by and between the
                           Company, the Lenders listed therein, and The First
                           National Bank of Chicago (filed as Exhibit 10.15(a)
                           of the Company's Annual Report on Form 10-K (File No.
                           001-13195) on March 31, 1999 is hereby incorporated
                           by reference)

         10.5(b)           First Amendment to Credit Agreement dated December 11, 1998 by and between the Company, the Lenders listed
                           therein, and The First National Bank of Chicago
                           (filed as Exhibit 10.15(b) of the Company's Annual
                           Report on Form 10-K (File No. 001-13195) on March 31,
                           1999 is hereby incorporated by reference)

         10.5(c)           Amendment No. 1 to Credit Agreement dated November 1, 1999 by and between the Company, the Lenders listed
                           therein, and Bank One, N.A. (formerly known as The
                           First National Bank of Chicago) (filed as Exhibit
                           10.13(c) of the Company's Annual Report on Form 10-K
                           (File No. 001-13195) on March 30, 2000 is hereby
                           incorporated by reference)

         10.5(d)           Amendment No. 2 to Credit Agreement dated December 31, 2000 by and between the Company, the Lenders listed
                           therein, and Bank One, N.A. (formerly known as The
                           First National Bank of Chicago) (filed as Exhibit
                           10.13(d) of the Company's Annual Report on Form 10-K
                           (File No. 001-13195) on March 30, 2000 is hereby
                           incorporated by reference)

         10.6              Credit Agreement dated December 22, 2000 by and between the
                           Company, the lenders listed therein, and First Union
                           National Bank.

         21.1              Subsidiaries of the Company

         23.1              Consent of Arthur Andersen LLP

         27.1              Financial Data Schedule (for SEC use only)

* Management contract or compensatory plan or arrangement required to be filed as an exhibit.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(a) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Atlanta, State of Georgia, on the 27th day of March, 2001.


                                      INDUSTRIAL DISTRIBUTION GROUP, INC.


                                      By: /s/ Patrick S. O'Keefe
                                         ---------------------------------------
                                         Patrick S. O'Keefe
                                         President and Chief Executive Officer


         Signature                                       Position
         ---------                                       --------
/s/ Patrick S. O'Keefe                   President, Chief Executive Officer, and Director
-----------------------------------      (Principal Executive Officer)
Patrick S. O'Keefe


/s/ Jack P. Healey                       Senior Vice President, Chief Financial Officer, and
-----------------------------------      Secretary (Principal Financial and Accounting Officer)
Jack P. Healey


/s/ Richard M. Seigel
-----------------------------------      Chairman of the Board
Richard M. Seigel


/s/ David K. Barth
-----------------------------------      Director
David K. Barth


/s/ William J. Burkland
-----------------------------------      Director
William J. Burkland


/s/ William R. Fenoglio
-----------------------------------      Director
William R. Fenoglio


/s/ William T. Parr
-----------------------------------      Director
William T. Parr


/s/ George L. Sachs, Jr.
-----------------------------------      Director
George L. Sachs, Jr.


/s/ Andrew B. Shearer
-----------------------------------      Director
Andrew B. Shearer

pppp

                         INDEX TO FINANCIAL STATEMENTS



Report of Independent Public Accountants................................... F-2
Consolidated Balance Sheets at December 31, 2000 and 1999.................. F-3
Consolidated Statements of Operations for the Years Ended
      December 31, 2000, 1999, and 1998.................................... F-4
Consolidated Statements of Stockholders' Equity for the
      Years Ended December 31, 2000, 1999, and 1998........................ F-5
Consolidated Statements of Cash Flows for the Years Ended
      December 31, 2000, 1999, and 1998.................................... F-6
Notes to Consolidated Financial Statements and Schedule for
       the Years Ended December 31, 2000, 1999, and 1998................... F-7
Schedule II - Valuation and Qualifying Accounts............................ F-22

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Stockholders and Board of Directors of Industrial Distribution Group,
Inc.:

We have audited the accompanying consolidated balance sheets of INDUSTRIAL DISTRIBUTION GROUP, INC. (a Delaware corporation) AND SUBSIDIARIES as of December 31, 2000 and 1999 and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2000. These consolidated financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and the schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Industrial Distribution Group, Inc. and subsidiaries as of December 31, 2000 and 1999 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States.

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

/s/ ARTHUR ANDERSEN LLP

Atlanta, Georgia
March 16, 2001

                      INDUSTRIAL DISTRIBUTION GROUP, INC.
                                AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                           DECEMBER 31, 2000 AND 1999
                       (IN THOUSANDS, EXCEPT SHARE DATA)


                                     ASSETS

                                                                                       2000          1999
                                                                                    ---------     ---------

CURRENT ASSETS:

     Cash and cash equivalents                                                      $   3,690     $     851
     Accounts receivable, net                                                          64,705        64,029
     Inventories                                                                       68,518        67,633
     Deferred tax assets                                                                7,586         7,094
     Prepaid and other current assets                                                   9,923         5,722
                                                                                    ---------     ---------
                  Total current assets                                                154,422       145,329

PROPERTY AND EQUIPMENT, NET                                                            15,446        31,538

INTANGIBLE ASSETS, NET                                                                 52,204        53,019

DEFERRED TAX ASSETS                                                                       345             0

OTHER ASSETS                                                                            1,541           918
                                                                                    ---------     ---------
                  Total assets                                                      $ 223,958     $ 230,804
                                                                                    =========     =========


                       LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:

     Current portion of long-term debt                                              $     789     $     467
     Book overdraft                                                                     8,230         7,064
     Accounts payable                                                                  38,536        41,476
     Accrued compensation                                                               2,419         2,782
     Dissenting shareholder accrual                                                         0        11,172
     Current portion of management liability insurance                                  3,718             0
     Other accrued liabilities                                                          6,465         4,220
                                                                                    ---------     ---------
                  Total current liabilities                                            60,157        67,181

LONG-TERM DEBT, NET OF CURRENT PORTION                                                 52,516        47,486

DEFERRED TAX LIABILITIES                                                                    0         2,024

OTHER LONG-TERM LIABILITIES                                                             9,170         2,041
                                                                                    ---------     ---------
                  Total liabilities                                                   121,843       118,732
                                                                                    ---------     ---------
COMMITMENTS AND CONTINGENCIES (NOTE 10)

STOCKHOLDERS' EQUITY:

     Preferred stock, $.10 par value per share; 10,000,000 shares authorized,
          no shares issued or outstanding in 2000 and 1999                                  0             0
     Common stock, $.01 par value per share; 50,000,000 shares authorized,
         8,493,360 and 8,641,831 shares issued, of which 8,486,587 and
         8,635,058 are outstanding, in 2000 and 1999, respectively                         85            87
     Additional paid-in capital                                                        97,293        97,636
     Retained earnings                                                                  4,827        14,439
     Treasury stock, at cost (6,773 shares in 2000 and 1999)                              (90)          (90)
                                                                                    ---------     ---------
                  Total stockholders' equity                                          102,115       112,072
                                                                                    ---------     ---------
                  Total liabilities and stockholders' equity                        $ 223,958     $ 230,804
                                                                                    =========     =========



                The accompanying notes are an integral part of
                      these consolidated balance sheets.

                      INDUSTRIAL DISTRIBUTION GROUP, INC.
                                AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS

             FOR THE YEARS ENDED DECEMBER 31, 2000, 1999, AND 1998
                       (IN THOUSANDS, EXCEPT SHARE DATA)


                                                           2000            1999            1998
                                                       -----------     -----------     -----------

NET SALES                                              $   546,681     $   547,935     $   442,062

COST OF SALES                                              423,539         422,960         337,185
                                                       -----------     -----------     -----------
       Gross profit                                        123,142         124,975         104,877

SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES              116,001         116,663          94,406

UNUSUAL ITEMS (NOTE 5)                                      15,050           5,887               0
                                                       -----------     -----------     -----------
       Operating (loss) income                              (7,909)          2,425          10,471

INTEREST EXPENSE                                             4,862           3,514           1,319

INTEREST INCOME                                                (49)            (78)           (847)

OTHER INCOME, NET                                             (127)            (80)           (147)
                                                       -----------     -----------     -----------

(LOSS) INCOME BEFORE EXTRAORDINARY ITEM AND
INCOME TAXES                                               (12,595)           (931)         10,146

(BENEFIT) PROVISION FOR INCOME TAXES                        (3,183)            688           3,931
                                                       -----------     -----------     -----------
(LOSS) INCOME BEFORE EXTRAORDINARY ITEM                     (9,412)         (1,619)          6,215

EXTRAORDINARY LOSS ON EARLY EXTINGUISHMENT OF DEBT,
net of tax benefit                                             200             270               0
                                                       -----------     -----------     -----------
NET (LOSS) INCOME                                      $    (9,612)    $    (1,889)    $     6,215
                                                       ===========     ===========     ===========
EARNINGS PER COMMON SHARE:
       Basic and Diluted
         (Loss) income before extraordinary item       $     (1.09)    $     (0.19)    $      0.75
         Extraordinary item                                  (0.02)          (0.03)           0.00
                                                       -----------     -----------     -----------
         Net (loss) income                             $     (1.11)    $     (0.22)    $      0.75
                                                       ===========     ===========     ===========

WEIGHTED AVERAGE SHARES:
         Basic                                           8,642,580       8,566,517       8,263,151
                                                       ===========     ===========     ===========

         Diluted                                         8,642,580       8,566,517       8,294,099
                                                       ===========     ===========     ===========


                 The accompanying notes are an integral part of
                        these consolidated statements.

                      INDUSTRIAL DISTRIBUTION GROUP, INC.
                                AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

             FOR THE YEARS ENDED DECEMBER 31, 2000, 1999, AND 1998
                       (IN THOUSANDS, EXCEPT SHARE DATA)



                                                                 COMMON STOCK       ADDITIONAL
                                                             --------------------    PAID-IN      RETAINED     TREASURY
                                                               SHARES      AMOUNT    CAPITAL      EARNINGS      STOCK      TOTAL
                                                             ----------    ------   ----------    --------     -------- ---------

BALANCE, DECEMBER 31, 1997                                    7,880,110     $ 79     $ 89,298     $ 10,113     $  0      $  99,490

     Issuance of common stock for acquired companies            573,560        6        7,701            0        0          7,707
     Sale of shares through employee stock purchase plan         31,283        0          273            0        0            273
     Net income                                                       0        0            0        6,215        0          6,215
     Purchase of treasury stock                                       0        0            0            0      (90)           (90)
                                                             ----------     ----     --------     --------     ----      ---------
BALANCE, DECEMBER 31, 1998                                    8,484,953       85       97,272       16,328      (90)       113,595

     Cancellation and retirement of shares held in escrow       (19,360)       0         (345)           0        0           (345)
     Sale of shares through employee stock purchase plan        132,592        1          527            0        0            528
     Issuance of shares for management incentive program         43,646        1          182            0        0            183
     Net loss                                                         0        0            0       (1,889)       0         (1,889)
                                                             ----------     ----     --------     --------     ----      ---------
BALANCE, DECEMBER 31, 1999                                    8,641,831       87       97,636       14,439      (90)       112,072

     Purchase and retirement of treasury stock                 (442,498)      (5)      (1,100)           0        0         (1,105)
     Sale of shares through employee stock purchase plan        192,851        2          468            0        0            470
     Issuance of shares for management incentive program         22,564        0           54            0        0             54
     Issuance of common stock as contingent consideration
         for acquired companies                                  82,133        1          249            0        0            250
     Other share cancellations                                   (3,521)       0          (14)           0        0            (14)
     Net loss                                                         0        0            0       (9,612)       0         (9,612)
                                                             ----------     ----     --------     --------     ----      ---------
BALANCE, DECEMBER 31, 2000                                    8,493,360     $ 85     $ 97,293     $  4,827     $(90)     $ 102,115
                                                             ==========     ====     ========     ========     ====      =========


                  The accompanying notes are an integral part
                       of these consolidated statements.

                      INDUSTRIAL DISTRIBUTION GROUP, INC.
                                AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

             FOR THE YEARS ENDED DECEMBER 31, 2000, 1999, AND 1998
                                 (IN THOUSANDS)


                                                                                2000         1999         1998
                                                                              --------     --------     --------

CASH FLOWS FROM OPERATING ACTIVITIES:
     Net (loss) income                                                        $ (9,612)    $ (1,889)    $  6,215
                                                                              --------     --------     --------
     Adjustments to reconcile net (loss) income to net cash (used in)
       provided by operating activities:
         Depreciation and amortization                                           5,113        4,615        3,430
         (Gain) loss on sale of assets                                            (142)         (23)           7
         Deferred taxes                                                         (2,861)        (438)        (336)
         Extraordinary loss on early extinguishment of debt, net of tax
           benefit                                                                 200          270            0
         Loss on disposal of ERP                                                14,750            0            0
         Changes in operating assets and liabilities, net of acquisitions and dispositions:
              Accounts receivable, net                                          (1,187)      (6,655)       1,206
              Inventories                                                       (1,905)      (6,094)      (1,800)
              Prepaids and other assets                                         (2,900)         468       (2,145)
              Accounts payable                                                  (2,881)       6,298       (1,630)
              Accrued compensation                                                (303)        (831)         579
              Other accrued liabilities                                         (2,024)       4,500       (1,406)
                                                                              --------     --------     --------
                Total adjustments                                                5,860        2,110       (2,095)
                                                                              --------     --------     --------
                Net cash (used in) provided by operating activities             (3,752)         221        4,120
                                                                              --------     --------     --------
CASH FLOWS FROM INVESTING ACTIVITIES:

     Cash paid for acquisitions, net of cash acquired                             (250)      (1,753)     (36,981)
     Proceeds from sale of investments, net                                          0          318            0
     Additions to property and equipment                                        (5,615)     (16,436)     (14,191)
     Proceeds from the sale of property and equipment                            9,719        6,228          346
     Payment to dissenting shareholder                                         (10,750)           0            0
     Proceeds from liquidation of life insurance policies                          437           76        1,150
     Other                                                                          45          167          410
                                                                              --------     --------     --------
                Net cash used in investing activities                           (6,414)     (11,400)     (49,266)
                                                                              --------     --------     --------
CASH FLOWS FROM FINANCING ACTIVITIES:

     Proceeds from issuance of common stock, net of issuance costs                 470          528          273
     Repayment of previous credit facility                                     (49,400)           0            0
     Initial borrowing on new credit facility                                   49,400            0            0
     Net borrowings on credit facilities and other lines                         4,429        9,239       29,925
     Long-term debt borrowings                                                   1,471           18            0
     Long-term debt repayments                                                    (548)      (1,003)     (14,813)
     Change in book overdraft                                                    1,166        2,169            0
     Purchase of treasury stock                                                      0            0          (90)
     Purchase and retirement of treasury stock                                  (1,105)           0            0
     Proceeds from management liability insurance, net of fees                  10,750            0            0
     Premium payments on management liability insurance                         (2,791)           0            0
     Deferred loan costs and other                                                (837)        (206)        (398)
                                                                              --------     --------     --------
                Net cash provided by financing activities                       13,005       10,745       14,897
                                                                              --------     --------     --------
NET CHANGE IN CASH AND CASH EQUIVALENTS                                          2,839         (434)     (30,249)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                                       851        1,285       31,534
                                                                              --------     --------     --------
CASH AND CASH EQUIVALENTS, END OF YEAR                                        $  3,690     $    851     $  1,285
                                                                              ========     ========     ========

SUPPLEMENTAL DISCLOSURES:

     Interest paid                                                            $  5,021     $  3,575     $    883
                                                                              ========     ========     ========

     Income taxes paid                                                        $  1,729     $  1,540     $  7,713
                                                                              ========     ========     ========

NONCASH TRANSACTIONS:

     Common stock issued in relation to acquisitions (Note 3)                 $    250     $      0     $  7,707
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

                      INDUSTRIAL DISTRIBUTION GROUP, INC.
                                AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE

                       DECEMBER 31, 2000, 1999, AND 1998

1.       BASIS OF PRESENTATION

         ORGANIZATION AND BUSINESS

         Industrial Distribution Group, Inc. ("IDG" or the "Company"), a Delaware corporation, was formed on February 12, 1997 to create a nationwide supplier of cost-effective, flexible procurement solutions for manufacturers and other users of maintenance, repair, operating, and production ("MROP") products. The Company conducts business in 35 states and two foreign countries, providing product expertise in the procurement and application of MROP products to a wide range of industries.

         On September 24, 1997, IDG completed an initial public offering of its common stock (Note 3) and, concurrent with the offering, acquired nine industrial distribution companies, (collectively referred to as the "Founding Companies"). The accompanying financial statements include the results of operations of the nine Founding Companies for all periods presented.

         IDG merged with three companies in 1998, which were accounted for as poolings of interests. Accordingly, their results of operations are also included in the accompanying financial statements for all periods presented. Acquisitions made in 1999 and 1998 using the purchase method of accounting were accounted for from their dates of acquisition.

         BASIS OF PRESENTATION

         The consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly-owned. All significant intercompany accounts and transactions have been eliminated in consolidation.

         Certain reclassifications have been made to prior year amounts to conform to the current year presentation.

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

         ACCOUNTS RECEIVABLE

         An allowance for uncollectible accounts has been established based on the Company's collection experience and an assessment of the collectibility of specific accounts. The allowance amounted to $1,182,000 and $1,480,000 as of December 31, 2000 and 1999,
         respectively.

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

         Depreciation is computed using the straight-line method over the following estimated useful lives:

                  Buildings and improvements             40 years
                  Leasehold improvements                 Life of related lease
                  Furniture, fixtures, and equipment     5-10 years
                  Computer hardware and software         3-5 years

         INTANGIBLE ASSETS

         Intangible assets consist primarily of goodwill, which is amortized using the straight-line method over a period not to exceed 40 years. The Company continually evaluates whether later events and circumstances have occurred that indicate the remaining balance of goodwill may not be recoverable. In evaluating possible impairment, the Company, in accordance with Statement of Financial Accounting Standards ("SFAS") No. 121 "Accounting for the Impairment of Long Lived Assets and for Long Lived Assets to be Disposed Of", uses an estimate of the undiscounted operating cash flows, before interest, over the remaining life of the related assets.

         INCOME TAXES

         The Company provides for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes." SFAS No. 109 requires recognition of deferred tax assets and liabilities using currently enacted tax rates.

         REVENUE RECOGNITION

         In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101 provides various guidance on issues surrounding the timing of the recognition of revenue. The adoption of SAB 101 in the fourth quarter of 2000 did not have a material effect on the Company's revenue recognition.

         Revenue is recognized on sales of products at the time title and risk of loss passes to the buyer, which is generally at the time of shipment. In accordance with the Emerging Issues Task Force - Issue 00-10, "Accounting for Shipping and Handling Fees and Costs," the Company has recognized as revenue any amounts billed to a customer in a sale transaction related to shipping and handling for 2000. Revenues for 1999 and 1998 have been restated for comparative purposes. The amount reclassified from selling, general and administrative expenses to revenues in 1999 and 1998 was $5,794,000 and $4,452,000, respectively. Freight-in is recorded in cost of sales, and freight-out is recorded in selling, general, and administrative expenses.

         FINANCIAL INSTRUMENTS

         The Company's carrying value of financial instruments approximates fair value due to the short maturity of those instruments (cash, trade receivables, accounts payable, and accrued liabilities), or, in the case of debt, due to the instrument having a variable interest rate. Credit risk on trade receivables is minimized by the large and diverse nature of the Company's customer base. No one customer represented more than 10% of the Company's accounts receivable or sales for the periods presented. The Company's international sales represent less than 5% of sales for the periods presented.

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

         BOOK OVERDRAFT

         Under the Company's cash management system, checks issued but not presented to banks frequently result in overdraft balances for accounting purposes and are classified as a current liability in the consolidated balance sheets.

         COMPREHENSIVE INCOME (LOSS)

         SFAS No. 130, "Reporting Comprehensive Income," establishes standards for the reporting of comprehensive income in a company's financial statements. Comprehensive income (loss) includes all changes in a company's equity during the period that results from transactions and other economic events other than transactions with its stockholders. For the Company, comprehensive income (loss) equals net income (loss).

         SEGMENTS

         SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information," requires that an enterprise disclose certain information about operating segments. SFAS No. 131 was effective for financial statements for the Company's year ended December 31, 1998. SFAS No. 131 did not require additional disclosure or revision of prior disclosures. The Company considers its entire business as one operating segment for purposes of SFAS No. 131.

         NEW ACCOUNTING PRONOUNCEMENTS

         In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS Nos. 137 and 138, which addresses the accounting for derivative instruments. SFAS No. 133 is effective for financial statements for the Company's fiscal quarters beginning on January 1, 2001. The adoption of SFAS No. 133 will not have a significant effect on the Company's financial position or results of operations.

3.       INITIAL PUBLIC OFFERING AND ACQUISITIONS

         On September 24, 1997, the Company sold 3,795,000 shares of common stock to the public at $17.00 per share (the "Offering"). The net proceeds to the Company from the Offering (after deducting underwriting commissions and offering expenses) were $56,599,000.

         The consideration for the acquisitions of the Founding Companies consisted of the Company's common stock. A total of 3,330,224 shares of common stock with a fair value of $35,312,000 were issued to the stockholders of the Founding Companies. The acquisitions of the Founding Companies, which were accounted for using the purchase method of accounting, resulted in goodwill of $19,144,000. Additionally, $570,000 of the purchase price was allocated to the value of integrated supply contracts, which is included in intangible assets on the balance sheets and is amortized using the straight line method over 13 years.

         During 1998, IDG merged with three companies (the "Pooled Companies"). These mergers were accounted for using the pooling-of-interests method of accounting. The Company's financial statements include the results of operations for the Pooled Companies for all periods presented. IDG issued 618,559 shares in these pooling-of-interests transactions.

         During 1998, the Company acquired 14 companies from March to December for a total purchase price of $45,114,000 of which $37,407,000 was cash and $7,707,000 was common stock. These acquisitions, which were accounted for using the purchase method of accounting, resulted in goodwill of $33,931,000. The following unaudited data summarize the pro forma results of operations for the year ended December 31, 1998 as if the acquisitions accounted for using the purchase method of accounting had occurred on January 1, 1998. The EPS amounts are based on 8,566,211 shares deemed to be outstanding for the period ended December 31, 1998. The pro forma combined financial information does not purport to represent what the Company's financial position or results of operations would actually have been if such transactions and events in fact had occurred on January 1, 1998 or to project the Company's results of operations for any future period. (Unaudited: in thousands, except for per share amount):

                                                               1998
                                                             --------

              Net sales                                      $582,316
                                                             ========

              Net income                                     $  6,899
                                                             ========

              Diluted earnings per share                     $    .81
                                                             ========


         In June 1999, the Company acquired a company for $2.1 million of cash. This acquisition, which was accounted for using the purchase method of accounting, resulted in goodwill of $819,000.

         During 2000 the Company paid additional merger consideration to the former stockholders of a wholly-owned subsidiary pursuant to the terms of the acquisition agreement. The consideration totaled $500,000 and resulted in an increase in goodwill, as the acquisition was originally accounted for using the purchase method of accounting. The payment consisted of $250,000 in cash and $250,000 of the Company's common stock.

         During 2000 the Company divested of an operating subsidiary for a total consideration of $1,580,000 in the form of a note receivable. The note, as amended, is due in 2001 and is classified in prepaid and other current assets on the balance sheet as of December 31, 2000. This divestiture resulted in a gain of $15,000.

         Amortization expense related to intangible assets for 2000, 1999, and 1998 was $1,468,000, $1,338,000, and $833,000, respectively. At
         December 31, 2000 and 1999, accumulated amortization of intangible assets was $3,773,000 and $2,305,000, respectively.

4.       PROPERTY AND EQUIPMENT

         Property and equipment consisted of the following at December 31, 2000 and 1999 (in thousands):

                                                            2000         1999
                                                        --------     --------

                  Land, building, and improvements      $  8,644     $ 18,353
                  Leasehold improvements                   2,785        2,406
                  Furniture, fixtures, and equipment       9,078        7,431
                  Computer hardware and software           6,306        4,996
                  Software development                         0        6,384
                                                        --------     --------
                                                          26,813       39,570
                  Less accumulated depreciation          (11,367)      (8,032)
                                                        --------     --------
                  Property and equipment, net           $ 15,446     $ 31,538
                                                        ========     ========


         Depreciation expense totaled $3,645,000, $3,277,000, and $2,597,000 for the years ended December 31, 2000, 1999, and 1998, respectively.

         In June 2000, the Company sold a 125,000 square foot warehouse and office facility for $7,700,000, and recorded a $2,000 gain on the sale. The Company concurrently leased the entire facility for the next twenty years, with an additional four consecutive five-year optional renewal terms. The base rent during the first five years is fixed at $867,000 per year. The Company is also responsible for taxes on the facility. The total commitment disclosed in Note 10 for this lease is $18,500,000.

5.       UNUSUAL ITEMS

         In the fourth quarter of 2000 the Company recorded a charge of $14,750,000 related to the abandonment of the implementation of the J.D. Edwards Enterprise Resource Planning ("ERP") system. The charge consists of three components: a $7,999,000 impairment charge under SFAS 121 relating to the abandonment, with no future value, of all previously capitalized ERP assets; a $5,900,000 accrual for future lease payments under noncancellable operating leases; and an $851,000 accrual for legal and other costs expected to be incurred as a result of the termination of the ERP system. Subsequent to the charge and prior to December 31, 2000 the Company made payments for lease obligations and legal fees totaling $198,000. At December 31, 2000 accruals related to the ERP charge were $6,553,000 of which $2,500,000 is classified as current in other accrued liabilities and $4,053,000 is included in other long-term liabilities on the balance sheet.

         In the fourth quarter of 2000 the Company also incurred a charge of $300,000 related to executive severance costs. Prior to year-end the Company paid $50,000 related to this severance accrual. The remaining accrual of $250,000 is classified as current in other accrued liabilities on the balance sheet.

         Unusual items for 1999 were $5,887,000. This amount consists primarily of $4,400,000 added to the accrual for the settlement with the dissenting shareholder (Note 10). Also included in the amount are costs related to executive severance, costs incurred in connection with closing the Washington, D.C. office, and certain assets written off due to cessation of acquisition activities. Accruals established for the severance costs and the closing of the Washington, D.C. office have been fully utilized, as originally intended, as of December 31, 2000.

6.       LONG-TERM DEBT

         At December 31, 2000 and 1999, long-term debt consisted of the following (in thousands):

                                                            2000         1999
                                                          --------     --------
         Revolving credit facility (Note 7)               $ 49,429     $ 45,000


          Mortgage payable at 7%, due in monthly
          installments of $14,963, including interest,
          through June 2012, at which time remaining
          principal and interest are due; secured by
          a  building with a net book value of
          approximately $2.3 million                         1,415        1,493

         Other                                               2,461        1,460
                                                          --------     --------
                  Total debt                                53,305       47,953

         Less current portion                                 (789)        (467)
                                                          --------     --------
                  Total long-term debt                    $ 52,516     $ 47,486
                                                          ========     ========


         Maturities of long-term debt as of December 31, 2000 are as follows (in thousands):

                  2001                                       $   789
                  2002                                           668
                  2003                                           648
                  2004                                        49,653
                  2005                                           228
                  Thereafter                                   1,319
                                                             -------
                                                             $53,305
                                                             =======

         For the years ended December 31, 2000, 1999, and 1998, the Company incurred interest costs of $5,307,000, $3,895,000, and $1,362,000 respectively, with $445,000, $381,000, and $43,000 capitalized and $4,862,000, $3,514,000, and $1,319,000 expensed, respectively.

7.       REVOLVING CREDIT FACILITIES

         In December 2000, the Company entered into a $100,000,000 revolving credit facility with a five financial institution syndicate. The facility expires on March 31, 2004 and has a first security interest in the assets of the business units. The agreement provides that the facility may be used for operations and acquisitions, and provides $5,000,000 for swinglines and $10,000,000 for letters of credit. Amounts outstanding under the credit facility bear interest at either the lead bank's corporate rate or LIBOR, as selected by the Company from time to time, plus applicable margins. This rate was 9.5% at December 31, 2000. There is an annual commitment fee on the unused portion of the facility equal to between 25 and 37.5 basis points of the average daily unused portion of the aggregate commitment depending on the indebtedness to adjusted EBITDA ratio, as defined.

         In December 2000, the Company recorded an extraordinary loss, net of tax, on early extinguishment of debt of $200,000 to cover the costs of terminating the previous $100,000,000 revolving credit facility with a six-bank syndicate that the Company entered into in December 1999. In December 1999, the Company had amended its credit agreement, and recorded an extraordinary loss, net of tax, on early extinguishment of debt of $270,000.

         Total commitment fees totaled $279,000 and $208,000 in 2000 and 1999, respectively. The amounts outstanding under the current facility at December 31, 2000 and under the previous facility at December 31, 1999 were $49,429,000 and $45,000,000, respectively, which have been classified as long-term liabilities. Additionally, the Company had outstanding letters of credit for $2,654,000 under the current facility at December 31, 2000.

         The revolving credit facility contains various covenants pertaining to the maintenance of certain financial ratios. These covenants include requirements for interest coverage, net worth, and capital expenditures, among other restrictions. The covenants also prohibit the payment of cash dividends. The Company was in compliance with these covenants as of December 31, 2000 and 1999.

8.       CAPITAL STOCK

         PREFERRED STOCK

         Pursuant to the Company's certificate of incorporation, the board of directors, from time to time, may authorize the issuance of shares of preferred stock in one or more series, may establish the number of shares to be included in any such series, and may fix the designations, powers, preferences, and rights (including voting rights) of the shares of each such series and any qualifications, limitations, or restrictions thereon. No stockholder authorization is required for the issuance of shares of preferred stock unless imposed by then-applicable law. Shares of preferred stock may be issued for any general corporate purpose, including acquisitions. The board of directors may issue one or more series of preferred stock with rights more favorable with regard to dividends and liquidation than the rights of holders of common stock.

         In August 2000, the Board of Directors authorized 1,000,000 shares of the Company's previously authorized 10,000,000 shares of preferred stock be designated as Series A Participating Cumulative Preferred Stock, as required for the Stockholder Rights Plan. There was no preferred stock issued or outstanding at December 31, 2000.

         STOCKHOLDER RIGHTS PLAN

         In August 2000, the Company adopted a stockholder rights plan. The plan entailed a dividend on August 30, 2000 of one right for each outstanding share of the Company's common stock. Each right entitles the holder to buy one one-hundredth of a share of the new Series A Participating Cumulative Preferred Stock at an exercise price of $12.00 per right, or, in certain circumstances, to acquire common stock of an acquirer. Each one one-hundredth of a share of such preferred stock would be essentially the economic equivalent of a share of the Company's common stock. The rights will trade with the Company's common stock until exercisable. The rights will not be exercisable until ten calendar days following a public announcement that a person or group has acquired 20% of the Company's common stock, or, if any person or group has acquired such an interest, the acquisition by that person or group of an additional 2% of the Company's common stock. The Company will generally be entitled to redeem the rights at $.001 per right at any time until the date of public announcement that shares resulting in a 20% stock position have been acquired, and in certain other circumstances. The rights have no voting power, and until exercised, no dilutive effect on net income per common share.

         COMMON STOCK

         Options are included in the computation of diluted earnings per share ("EPS") where the options' exercise price was less than the average market price of the common shares during the year. The dilutive effect of these stock options outstanding during 2000, 1999, and 1998 added 0, 0, and 30,948 shares, respectively, to the weighted average common shares outstanding for purposes of calculating diluted EPS. During 2000, 1999, and 1998, options where the exercise price exceeded the average market price of the common shares totaled 1,010,323, 1,305,900, and 511,095, respectively. The options expire ten years from the date of grant and vest ratably over three-to-four year periods.

         At December 31, 2000, the Company has several stock-based compensation plans, which are described below. The Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized for its stock incentive plan and its employee stock purchase plan. Had compensation cost for the Company's stock-based compensation plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method established in SFAS No. 123, the Company's net income and EPS would have been reduced to the pro forma amounts indicated below (in thousands, except per share data):

                                                   2000        1999       1998
                                                   ----        ----       ----
         Net (loss) income:
            As reported                         $ (9,612)    $(1,889)    $6,215
            Pro forma                            (10,819)     (3,064)     4,824
         Basic and Diluted EPS:
            As reported                         $  (1.11)    $ (0.22)    $ 0.75
            Pro forma                              (1.25)      (0.36)      0.58


         The total value of options granted in 2000, 1999, and 1998 was $21,000, $2,074,000, and $1,983,000, respectively. The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:


                                            2000           1999             1998
                                            ----           ----             ----

         Expected life (years)                7              7                7
         Dividend yield                       0%             0%               0%
         Expected stock price
         Volatility                          57%            60%              49%
         Risk-free interest rate
         (low-high)                        6.61%      5.58% - 6.39%    4.72% - 5.82%


         STOCK INCENTIVE PLAN

         In July 1997, the Company adopted its stock incentive plan to provide key employees, officers, and directors an opportunity to own common stock of the Company and to provide incentives for such persons to promote the financial success of the Company. Awards under the stock incentive plan may be structured in a variety of ways, including "incentive and nonqualified stock options," shares of common stock subject to terms and conditions set by the board of directors ("restricted stock awards"), and stock appreciation rights ("SARs"). Incentive stock options may be granted only to full-time employees (including officers) of the Company and any subsidiaries. Nonqualified options, restricted stock awards, SARs, and other permitted forms of awards may be granted to any person employed by or performing services for the Company, including directors. The stock incentive plan provides for the issuance of an aggregate number of shares of common stock equal to 15% of the Company's diluted shares of common stock outstanding from time to time, subject to the issuance of a maximum of 1,000,000 shares pursuant to incentive stock options. The Company currently has 389,677 shares available for issue under the stock incentive plan.

         In December 1999, the Company issued 400,000 nonqualified stock options to a senior executive. Under separate provisions of the stock incentive plan, these options are not subject to the 1,000,000-share limitation mentioned above.

         On September 30, 2000, participants surrendered 241,290 options as part of a stock option surrender program. Options eligible for surrender were in the exercise price range of $15.00-$20.00. The Company has agreed to grant new options, by May 15, 2001, to those participants who surrendered options. The Company made no commitment as to the quantity, term, exercise price, or vesting schedule for these stock option grants.

         Incentive stock options are subject to certain limitations prescribed by the Internal Revenue Code and generally may not be exercised more than ten years from the stated grant date. The board of directors of the Company (or a committee designated by the board) generally has discretion to set the terms and conditions of options and other awards, including the term, exercise price, and vesting conditions, if any; to select the persons who receive such grants and awards; and to interpret and administer the stock incentive plan.

         A summary of the status of the stock incentive plan as of December 31, 2000, 1999, and 1998 and changes during the years then ended is presented in the table below:


                                                       2000                      1999                     1998
                                               ----------------------   ----------------------    --------------------
                                                            Weighted-                Weighted-               Weighted-
                                                             average                  average                 average
                                                            exercise                 exercise                exercise
                                                Shares       price        Shares      price        Shares     price
                                              ----------    ---------   ----------   ---------    --------   ---------

         Outstanding at beginning of year     1,305,900      $12.19       598,429     $15.57      409,825     $17.00
         Granted                                 12,000      $ 3.25       761,899     $ 9.62      200,694     $12.74
         Forfeited (and surrendered for
         2000)                                 (307,577)     $16.72       (54,428)    $13.46      (12,090)    $17.22
                                              ---------                 ---------                 -------
         Outstanding at end of year           1,010,323      $10.70     1,305,900     $12.19      598,429     $15.57
                                              =========                 =========                 =======

         Exercisable at end of year             469,987      $11.52       284,967     $14.60       99,759     $17.00
                                              =========                 =========                 =======

         The following table summarizes information about all stock options outstanding at December 31, 2000:


                             Options Outstanding           Options Exercisable
                    -----------------------------------   ---------------------
                                   Weighted   Weighted-                Weighted-
                                  Remaining    Average    Exercisable   Average
Range of Exercise   Outstanding  Contractual  Exercise         at      Exercise
     Price          at 12/31/00     Life        Price      12/31/00     Price
-----------------   -----------  -----------  ---------   -----------  ---------

$ 3.25 - $ 5.00        111,269        9.0      $ 4.82         25,000    $ 5.00
$ 5.01 - $10.00        517,399        8.2      $ 7.26        229,462    $ 7.11
$10.01 - $15.00        115,000        8.8      $14.54         32,500    $14.18
$15.01 - $20.00        266,655        7.6      $18.17        183,025    $17.46
                     ---------                               -------
                     1,010,323        8.2      $10.70        469,987    $11.52
                     =========                               =======


         EMPLOYEE STOCK PURCHASE PLAN

         In 1997, the Company adopted an employee stock purchase plan (the "Stock Purchase Plan") under which qualified employees of the Company and its subsidiaries have the right to purchase shares of common stock on a quarterly basis through payroll deductions by the employee. The Stock Purchase Plan is administered by the compensation committee of the Company's board of directors. The Stock Purchase Plan may be terminated or amended by the Company's board of directors.
         The price paid for a share of common stock under the plan is 85% of the fair market value (as defined in the Stock Purchase Plan) of a share of common stock at the beginning or the end of each quarterly purchase period, whichever is lower. The amount of any participant's payroll deductions or cash contributions made pursuant to the Stock Purchase Plan may not exceed 10% of such participant's total annual compensation and may not exceed $25,000 per year. Shares issued in 2000, 1999, and 1998 were 192,851, 132,592, and 31,283, respectively.
         A maximum of 500,000 shares of common stock may be issued under the Stock Purchase Plan. The Company has issued 363,304 shares under the Stock Purchase Plan as of December 31, 2000.

         MANAGEMENT INCENTIVE PLAN

         In 1998, the Company adopted a management incentive plan whereby management is awarded shares of restricted stock based on attaining certain performance goals. The number of shares issued in 2000 for 1999 performance was 22,564 shares. The number of shares issued in 1999 for 1998 performance was 43,646 shares. All shares were issued at fair market value. The Company does not expect to issue any shares in 2001 for 2000 performance. A maximum of 250,000 shares of common stock may be issued under this fixed plan.

         RETIREMENT OF TREASURY STOCK

         In July 2000, the Company repurchased 442,498 shares of its common stock from a former executive of the Company and certain of his family members, at a purchase price of $2.50 per share, for an aggregate purchase price of $1,105,000. The treasury stock was subsequently retired.

9.       INCOME TAXES

         The (benefit) provision for income taxes includes income taxes deferred because of temporary differences between financial statement and tax bases of assets and liabilities and consisted of the following for the years ended December 31, 2000, 1999, and 1998 (in thousands):

                                                  2000       1999        1998
                                                -------     ------      -------

         Current                                $  (322)    $1,126      $ 4,267
         Deferred                                (2,861)      (438)        (336)
                                                -------     ------      -------
                  Total (benefit) provision     $(3,183)    $  688      $ 3,931
                                                =======     ======      =======

         The (benefit) provision for income taxes for the years ended December 31, 2000, 1999, and 1998 differs from the amount computed by applying the statutory rate of 34% due to the following (in thousands):

                                                            2000        1999       1998
                                                          -------      -----     -------
         Tax at federal statutory rate                    $(4,282)     $(316)    $ 3,450
         Nondeductible expenses                               172        133          61
         Non deductible goodwill amortization                 443        428         318
         State income tax, net of federal benefit            (542)       (37)        426
         Change in tax rates                                    0          0        (119)
         Nondeductible dissenting stockholder expense           0        465           0
         Other                                              1,026         15        (205)
                                                          -------      -----     -------
                  (Benefit) provision for income taxes    $(3,183)     $ 688     $ 3,931
                                                          =======      =====     =======

         Deferred taxes are recorded based on differences between the financial statement and tax bases of assets and liabilities. Temporary differences, which give rise to a significant portion of deferred tax assets and liabilities at December 31, 2000 and 1999, are as follows (in thousands):

                                                           2000          1999
                                                         -------       -------

         Deferred tax assets:
              Allowance for doubtful accounts            $   453       $   592
              Accrued employee benefits                      279           411
              Capitalized inventory costs                    542         1,096
              Inventory allowance                          3,298         3,353
              Accrued liabilities                          2,849         2,024
              Net operating loss carryforwards             1,928           706
              Other                                           90           202
                                                         -------       -------
                                                           9,439         8,384
                                                         =======       =======


         Deferred tax liabilities:
              Book over tax depreciation                    (250)         (208)
              Intangible integrated supply contract         (180)         (206)
              Step-up in asset basis                        (876)         (975)
              Section 481-- last-in first-out               (201)         (439)
              Software cost                                    0        (1,483)
              Other                                           (1)           (3)
                                                         -------       -------
                                                          (1,508)       (3,314)
                                                         -------       -------
                  Net deferred tax assets                $ 7,931       $ 5,070
                                                         =======       =======


         The Company has net operating loss carryforwards for federal income tax purposes of approximately $1,136,000 as of December 31, 2000, which expire 2008 through 2010. The utilization of the related available deferred tax asset of $386,000 at December 31, 2000 is subject to certain limitations under certain changes in control as defined by Internal Revenue Code Section 382.

         The Company has net operating loss carryforwards for state income tax purposes of approximately $35,860,000 as of December 31, 2000, which expire 2003 through 2020. The related deferred tax asset for these state net operating loss carryforwards is $1,542,000 as of December 31, 2000.

10.      COMMITMENTS AND CONTINGENCIES

         OPERATING LEASES

         The Company leases certain warehouse and office facilities as well as certain vehicles and office equipment under operating leases. Management expects that in the normal course of business, leases that expire will be renewed or replaced by other leases, except in the case of ERP leases, which will not be renewed.

         The minimum future rental payments, net of sublease revenues, under all leases as of December 31, 2000 were as follows (in thousands):


                  2001                                        $5,396
                  2002                                         4,475
                  2003                                         4,024
                  2004                                         3,246
                  2005                                         3,010
                  Thereafter                                  19,700
                                                             -------
                                                             $39,851
                                                             =======


         During the years ended December 31, 2000, 1999, and 1998, gross rental expense under operating leases totaled $6,002,000, $5,576,000, and $3,595,000, respectively, with related sub-lease rental income of $370,000, $210,000 and $22,000, respectively.

         LITIGATION

         In April 2000, the Company settled the dissenter's rights lawsuit involving its wholly owned subsidiary, The Distribution Group, Inc. ("TDG"), and Alvis J. Waite that had been pending in DeKalb County Superior Court, Georgia, File No. 97-14388-4. On behalf of TDG, the Company paid Mr. Waite $10,750,000 in full satisfaction of all disputes and issues raised by the lawsuit, in which the court had entered a judgment that adopted the recommendations of the court-appointed appraiser. Including a charge taken in the fourth quarter of 1999, the Company had previously provided a dissenting shareholder accrual of $11,172,000 as of December 31, 1999, that was adequate to cover the payment as well as related legal fees. The payment to Mr. Waite was made from the proceeds, net of fees, of a management liability insurance policy provided through an insurance carrier. During 2000, the Company made payments of $2,791,000 for premiums on the management liability insurance policy, which along with $15,000 of legal fees, were charged against the accrual, leaving a balance of $8,366,000 at December 31, 2000. Of this balance, $3,718,000 is classified as the current portion of management liability insurance. The remaining $4,648,000 is included in other long-term liabilities, of which $3,718,000 is payable in 2002 and $930,000 is payable in 2003. This was accounted for as a financing of the settlement liability for financial reporting purposes.

         The Company is subject to various claims and legal actions, which arise in the ordinary course of business. The Company believes that the ultimate resolution of such matters will not have a material adverse effect on the Company's financial position or results of operations.

         INSURANCE

         The Company initiated a new self-insured group health insurance plan for all employees on January 1, 2000, whereby the Company is self-insured for the majority of claims, subject to specific aggregate stop loss limits. The Company utilizes actuaries and administrators to assist in determining its liability for unasserted or unpaid claims. (Note 13)

         Previously, the Company was fully insured except for two subsidiaries which each had self-insured plans. Estimated accruals for reported and unreported claims for these two subsidiaries were funded through VEBA trusts. The balance in these trusts at December 31, 2000 is $191,000, with related known liabilities of $85,000 as of December 31, 2000, which represents management's best estimate of its liability as of that date.

11.      SAVINGS PLANS

         Effective January 1, 1998, all existing 401(k) plans were merged into one new 401(k) plan (the "Plan"). All employees who are age 21 or older and have completed 30 days of service are eligible to participate in the Plan. Employees are eligible to receive matching contributions from the Company after they have completed one year of service. Once eligibility requirements are met, employees may contribute between 1% and 15% of their compensation to the Plan, subject to tax law limitations. For 2000, 1999, and 1998 the Company matched, at its sole discretion, 25% of employee contributions up to a maximum of 1 1/2% of the employee's salary.

         Of the companies acquired in 1998, 13 had 401(k) plans at the date of acquisition. The Company merged eleven of these plans into the Plan during 1999. The Company has no intention to merge the remaining two 401(k) plans into the Plan.

         Total company contributions to 401(k) plans during 2000, 1999, and 1998 were $563,000, $571,000, and $524,000, respectively.

12.      RELATED-PARTY TRANSACTIONS

         The Company leases facilities from various related parties. Renewal of these leases, if applicable, are based on management's best estimate of market value. Rental expense recognized under these leases was $1,308,000, $1,415,000, and $737,000 for the years ended December 31,
         2000, 1999, and 1998, respectively.

13.      INTERIM FINANCIAL INFORMATION (UNAUDITED)

         On January 1, 2000 the Company entered into a self-insured healthcare plan subject to an aggregate stop loss limit on a "claims paid" basis (Note 10). In the first three quarters of fiscal 2000, management failed to appropriately record the estimate of claims incurred but not paid during each of the respective quarters. This resulted in an understatement of previously reported selling, general, and administrative expenses of $448,000, $432,000 and $457,000 during the quarters ended March 31, 2000, June 30, 2000 and September 30, 2000, respectively. Consequently, the Company is restating its results of operations for the first three fiscal quarters of 2000. There was no impact on cash flow from operations in any of the quarters of the current fiscal year. The Company's unaudited quarterly results of operations for the fiscal years ended December 31, 2000 and 1999 (as previously reported and as restated for the first three quarters of fiscal 2000) are as follows (in thousands, except for per share amounts):

                                                                              2000
                                        ----------------------------------------------------------------------------------------
                                               FIRST QUARTER              SECOND QUARTER          THIRD QUARTER
                                        ------------------------   -----------------------   -----------------------
                                            As                         As                        As
                                        Previously                 Previously                Previously                 FOURTH
                                        Reported*    As Restated   Reported*   As Restated   Reported*   As Restated    QUARTER
                                        ----------   -----------   ----------  -----------   ----------  -----------   ---------

Net sales                               $ 140,849     $ 140,849     $139,615    $139,615    $ 133,723     $ 133,723     $ 132,494
Cost of sales                             109,268       109,268      107,983     107,983      103,492       103,492       102,796
                                        ---------     ---------     --------    --------    ---------     ---------     ---------
       Gross profit                        31,581        31,581       31,632      31,632       30,231        30,231        29,698

Selling, general and administrative
expenses                                   29,348        29,796       28,831      29,263       28,220        28,677        28,265
Unusual items                                   0             0            0           0            0             0        15,050
                                        ---------     ---------     --------    --------    ---------     ---------     ---------
       Operating income (loss)              2,233         1,785        2,801       2,369        2,011         1,554       (13,617)

Interest expense                            1,229         1,229        1,168       1,168        1,142         1,142         1,323
Other (income) loss, net                      (48)          (48)          29          29          (58)          (58)          (99)
                                        ---------     ---------     --------    --------    ---------     ---------     ---------
Income (loss) before extraordinary
item and income taxes                       1,052           604        1,604       1,172          927           470       (14,841)

Provision (benefit) for income taxes          527           355          750         585          353           178        (4,301)
                                        ---------     ---------     --------    --------    ---------     ---------     ---------
Income (loss) before extraordinary
item                                          525           249          854         587          574           292       (10,540)

Extraordinary loss on early
extinguishment of debt, net of tax
benefit                                         0             0            0           0            0             0           200
                                        ---------     ---------     --------    --------    ---------     ---------     ---------
Net Income (loss)                       $     525     $     249     $    854    $    587    $     574     $     292     $ (10,740)
                                        =========     =========     ========    ========    =========     =========     =========

Earnings per common share:
       Basic and Diluted
         Income (loss) before
         extraordinary item**           $    0.06     $    0.03     $   0.10    $   0.07    $    0.07     $    0.03     $   (1.25)
         Extraordinary item                  0.00          0.00         0.00        0.00         0.00          0.00         (0.02)
                                        ---------     ---------     --------    --------    ---------     ---------     ---------
         Net Income (loss)**            $    0.06     $    0.03     $   0.10    $   0.07    $    0.07     $    0.03     $   (1.27)
                                        =========     =========     ========    ========    =========     =========     =========


                                                                1999
                                        -------------------------------------------------
                                          FIRST         SECOND       THIRD        FOURTH
                                         QUARTER*      QUARTER*     QUARTER*     QUARTER*
                                        ---------     ---------    ---------     ---------

Net sales                               $ 137,347     $ 138,717    $ 136,746    $ 135,125
Cost of sales                             105,783       107,279      105,414      104,484
                                        ---------     ---------     ---------   ---------
         Gross profit                      31,564        31,438       31,332       30,641

Selling, general and administrative
expenses                                   29,499        29,314       29,307       28,543
Unusual items                                 693             0            0        5,194
                                        ---------     ---------     ---------   ---------
         Operating income (loss)            1,372         2,124        2,025       (3,096)

Interest expense                              634           887          919        1,074
Other (income) loss, net                     (136)          (45)          13           10
                                        ---------     ---------     ---------   ---------
Income (loss) before extraordinary
item and income taxes                         874         1,282        1,093       (4,180)

Provision (benefit) for income taxes          354           629          599         (894)
                                        ---------     ---------     ---------   ---------
Income (loss) before extraordinary
item                                          520           653          494       (3,286)

Extraordinary loss on early
extinguishment of debt, net of tax
benefit                                         0             0            0          270
                                        ---------     ---------     ---------   ---------

Net income (loss)                       $     520     $     653     $    494    $  (3,556)
                                        =========     =========     ========    =========
Earnings per common share:
         Basic and Diluted
             Income (loss) before
             extraordinary item**       $    0.06     $    0.08     $   0.06    $   (0.38)
             Extraordinary item              0.00          0.00         0.00        (0.03)
                                        ---------     ---------     --------    ---------
             Net income (loss)**        $    0.06     $    0.08     $   0.06    $   (0.41)
                                        =========     =========     ========    =========

---------------
* In accordance with EITF - Issue 00-10, the Company has reclassified from selling, general, and administrative expenses to revenues $1,334,000, $1,322,000, and $1,266,000, in the first, second, and third quarter of 2000, respectively. The corresponding reclassifications in 1999 were $1,452,000, $1,467,000, $1,446,000, and $1,429,000 in the first, second, third, and fourth quarters, respectively.

** The sum of the EPS for the quarters does not equal the total for the year due to the weighted average shares calculation and rounding.

                      INDUSTRIAL DISTRIBUTION GROUP, INC.
                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
             FOR THE YEARS ENDED DECEMBER 31, 2000, 1999, AND 1998


                                                        Additions
                                                 -----------------------
                                                  Charged
                                                  to Costs
                                   Balance at       and       Charged to                 Balance at
                                   Beginning      Expenses      Other                      End of
            Description            of Period       net(3)     Account(1)  Deductions(2)    Period
-----------------------------      ----------     --------    ----------  -------------  ----------
Year ended December 31, 2000:        $1,480        $(110)        $  0        $188          $1,182
    Allowance for doubtful
    accounts

Year ended December 31, 1999:         1,562          245           14         341           1,480
    Allowance for doubtful
    accounts

Year ended December 31, 1998:           994          603          284         319           1,562
    Allowance for doubtful
    accounts

---------------
(1)  Reserves acquired in connection with acquisitions in 1999 and 1998.

(2) Deductions represent the write off of uncollectible receivables, net of recoveries.

(3) Amounts charged to costs and expenses are net of adjustments to state the allowance based on the Company's collection experience and management's assessment of the collectibility of specific accounts.