Form 10-Q
period 2001-03-31
INDUSTRIAL DISTRIBUTION GROUP INC
filed 2001-05-14
CIK 1042351

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

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

          950 East Paces Ferry Road, Suite 1575 Atlanta, Georgia 30326
          ------------------------------------------------------------
              Address of principal executive offices and zip code)

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                    Class                  Outstanding at April 30, 2001
                    -----                  -----------------------------
         Common Stock, $.01 par value                8,616,815

                       INDUSTRIAL DISTRIBUTION GROUP, INC.

                                      INDEX

PART I. Financial Information

              ITEM 1.          Financial Statements

                               Consolidated Balance Sheets at March 31, 2001 (Unaudited) and December 31, 2000

                               Consolidated Statements of Operations for the three months ended March 31, 2001 and
                               2000 (Unaudited)

                               Consolidated Statements of Cash Flows for the three months ended March 31, 2001 and 2000
                               (Unaudited)

                               Notes to the Consolidated Financial Statements - March 31, 2001 (Unaudited)

               ITEM 2.         Management's Discussion and Analysis of Financial Condition and Results of Operations

               ITEM 3.         Quantitative and Qualitative Disclosures About Market Risk

PART II. Other Information

               ITEM 1.         Legal Proceedings

               ITEM 6.         Exhibits and Reports on Form 8-K

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                       INDUSTRIAL DISTRIBUTION GROUP, INC.
                           CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)

                                                                                MARCH 31,        DECEMBER 31,
                                                                                   2001              2000
                                                                                ---------        ------------
                                                                                (Unaudited)
ASSETS

CURRENT ASSETS:
Cash and Cash Equivalents ..............................................        $     599         $   3,690
Accounts Receivable, net ...............................................           69,484            64,705
Inventory, net .........................................................           68,282            68,518
Deferred Tax Assets ....................................................            7,344             7,586
Prepaid and Other Current Assets .......................................           10,811             9,923
                                                                                ---------         ---------
 TOTAL CURRENT ASSETS ..................................................          156,520           154,422

Property and Equipment, net ............................................           14,941            15,446
Intangible Assets, net .................................................           51,843            52,204
Other Assets ...........................................................            2,220             1,886
                                                                                ---------         ---------
 TOTAL ASSETS ..........................................................        $ 225,524         $ 223,958
                                                                                =========         =========

LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Current Maturities of Long-term Debt ...................................        $     751         $     789
Book Overdraft .........................................................            6,607             8,230
Accounts Payable .......................................................           45,172            38,536
Accrued Compensation ...................................................            1,914             2,419
Current Portion of Management Liability Insurance ......................            3,718             3,718
Other Accrued Liabilities ..............................................            6,916             6,465
                                                                                ---------         ---------
 TOTAL CURRENT LIABILITIES .............................................           65,078            60,157

Long-Term Debt .........................................................           51,128            52,516
Other Long-Term Liabilities ............................................            7,691             9,170
                                                                                ---------         ---------
  TOTAL LIABILITIES ....................................................          123,897           121,843

STOCKHOLDERS' EQUITY:
Common Stock, par value $.01 per share, 50,000,000 shares authorized;
 8,565,805 shares issued and 8,559,032 shares outstanding in 2001;
 8,493,360 shares issued and 8,486,587 shares outstanding in 2000.......               86                85
Additional Paid-In Capital..............................................           97,400            97,293
Retained Earnings.......................................................            4,231             4,827
Treasury Stock..........................................................              (90)              (90)
                                                                                ---------         ---------
Total Stockholders' Equity .............................................          101,627           102,115
                                                                                ---------         ---------


  TOTAL LIABILITIES & STOCKHOLDERS' EQUITY .............................        $ 225,524         $ 223,958
                                                                                =========         =========

The accompanying notes are an integral part of these consolidated financial statements.

                       INDUSTRIAL DISTRIBUTION GROUP, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                        (In thousands, except share data)
                                   (Unaudited)

                                                                                      THREE MONTHS ENDED
                                                                                           MARCH 31,
                                                                                   2001                 2000
                                                                                -----------         -----------
NET SALES ..............................................................        $   136,169         $   140,849
COST OF SALES ..........................................................            105,728             109,268
                                                                                -----------         -----------
  Gross profit .........................................................             30,441              31,581

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES ...........................             29,788              29,796
                                                                                -----------         -----------
  Income from operations ...............................................                653               1,785

INTEREST EXPENSE .......................................................              1,358               1,229

OTHER EXPENSE (INCOME) .................................................                  5                 (48)
                                                                                -----------         -----------


(LOSS) INCOME BEFORE INCOME TAXES ......................................               (710)                604

(BENEFIT) PROVISION FOR INCOME TAXES ...................................               (114)                355
                                                                                -----------         -----------

NET (LOSS) INCOME ......................................................        $      (596)        $       249
                                                                                ===========         ===========

BASIC AND DILUTED (LOSS) EARNINGS PER SHARE ............................        $      (.07)        $       .03
                                                                                ===========         ===========

WEIGHTED AVERAGE SHARES OUTSTANDING (Basic and Diluted) ................          8,559,032           8,747,608
                                                                                ===========         ===========

The accompanying notes are an integral part of these consolidated financial statements.

                       INDUSTRIAL DISTRIBUTION GROUP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                                  Three Months Ended
                                                                                       March 31,
                                                                                 2001            2000
                                                                                -------         -------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income ......................................................        $  (596)        $   249
                                                                                -------         -------

Adjustments to reconcile net (loss) income to net cash provided by
(used in) operating activities:
    Depreciation and amortization ......................................          1,231           1,252
    Deferred taxes .....................................................            249               0
    Gain on disposal of equipment ......................................             (4)            (36)
    Changes in operating assets and liabilities:
        Accounts receivable, net .......................................         (4,779)         (5,520)
        Inventories, net ...............................................            236          (1,399)
        Prepaid assets and other assets ................................           (926)           (369)
        Accounts payable ...............................................          6,636            (151)
        Accrued compensation ...........................................           (505)            (83)
        Other accrued liabilities ......................................           (103)          4,431
                                                                                -------         -------
           Total adjustments ...........................................          2,035          (1,875)
                                                                                -------         -------
           Net cash provided by (used in) operating activities..........          1,439          (1,626)
                                                                                -------         -------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property and equipment, net .............................           (302)         (2,154)
  Proceeds from the sale of property and equipment .....................             12           1,783
  Deposits .............................................................           (213)           (155)
  Cash surrender value of life insurance ...............................              0              18
  Proceeds from sale of investments ....................................              0              88
                                                                                -------         -------
         Net cash used in investing activities .........................           (503)           (420)
                                                                                -------         -------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock .................................            108             128
Net (repayments) borrowings on credit facilities
  and other lines.......................................................         (1,229)          4,000
Long-term debt repayments ..............................................           (288)           (106)
Change in book overdraft ...............................................         (1,623)           (897)
Premium payments on management liability insurance .....................           (930)              0
Deferred loan costs and other ..........................................            (65)            (19)
                                                                                -------         -------

           Net cash (used in) provided by financing activities..........         (4,027)          3,106
                                                                                -------         -------

NET CHANGE IN CASH AND CASH EQUIVALENTS ................................         (3,091)          1,060

CASH AND CASH EQUIVALENTS, beginning of period .........................          3,690             851
                                                                                -------         -------

CASH AND CASH EQUIVALENTS, end of period ...............................        $   599         $ 1,911
                                                                                =======         =======

Supplemental Cash Flow Information:
  Cash Paid for Interest ...............................................        $ 1,038         $ 1,235
                                                                                =======         =======


  Cash Paid for Income Taxes ...........................................        $   442         $   655
                                                                                =======         =======

The accompanying notes are an integral part of these consolidated financial statements.

INDUSTRIAL DISTRIBUTION GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - MARCH 31, 2001 (Unaudited)

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

1.       BASIS OF PRESENTATION

The accompanying unaudited interim consolidated financial statements are prepared pursuant to the Securities and Exchange Commission's rules and regulations for reporting on Form 10-Q. Accordingly, certain information and footnotes required by generally accepted accounting principles for complete financial statements are not included herein. The Company believes all adjustments necessary for a fair presentation of these interim statements have been included and are of a normal and recurring nature.

The quarterly results for the period ended March 31, 2000 were restated as discussed in note 13 of the Company's financial statements and notes thereto, included in its Annual Report on Form 10-K, for the fiscal year ended December 31, 2000, Commission File Number 001-13195.

These interim statements should be read in conjunction with the Company's financial statements and notes thereto, included in its Annual Report on Form 10-K, for the fiscal year ended December 31, 2000.

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS Nos. 137 and 138, which addresses the accounting for derivative instruments. SFAS No. 133 is effective for financial statements for the Company's fiscal quarters beginning on January 1, 2001. The Company's adoption of SFAS No. 133 has not had a significant effect on the Company's financial position or results of operations.

3.       CREDIT FACILITY

In December 2000, the Company entered into a $100,000,000 revolving credit facility with a five financial institution syndicate. The facility expires on March 31, 2004 and has a first security interest in the assets of the business units. The agreement provides that the facility may be used for operations and acquisitions, and provides $5,000,000 for swinglines and $10,000,000 for letters of credit. Amounts outstanding under the credit facility bear interest at either the lead bank's corporate rate or LIBOR, as selected by the Company from time to time, plus applicable margins. This rate was 7.8% at March 31, 2001.

The amounts outstanding under the current facility at March 31, 2001 and under the previous facility at December 31, 2000 were $48,200,000 and $49,429,000, respectively, which have been classified as long-term liabilities. Additionally, the Company had outstanding letters of credit for $2,604,000 at March 31, 2001. The revolving credit facility contains various covenants pertaining to the maintenance of certain financial ratios. These covenants include requirements for interest coverage, net worth, and capital expenditures, among other restrictions. The covenants also prohibit the payment of cash dividends. The Company was in compliance with these covenants as of March 31, 2001 and December 31, 2000.

4.       CAPITAL STOCK

Effective January 1, 2001, the Company issued 72,445 shares of its common stock through its employee stock purchase plan.

Options are to be included in the computation of diluted earnings per share ("EPS") where the options' exercise price is less than the average market price of the common shares during the period. There was no dilutive effect of the options outstanding during the three months ended March 31, 2001 and 2000 to the weighted average common shares outstanding for purposes of calculating diluted EPS. During the three months ended March 31, 2001 and 2000, options where the exercise price exceeded the average market price of the common shares totaled 1,102,219 and 1,306,627, respectively.

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

This discussion may contain certain forward-looking statements concerning the Company's operations, performance, and financial condition, including, in particular, the likelihood of the Company's success in developing and expanding its business. These statements are based upon a number of assumptions and estimates that are inherently subject to significant uncertainties and contingencies, many of which are beyond the control of the Company. Actual results may differ materially from those expressed or implied by such forward-looking statements. Factors that could cause actual results to differ include, but are not limited to, the availability of attractive acquisition opportunities, the successful integration and profitable management of acquired businesses, improvement of operating efficiencies, the availability of working capital and financing for future acquisitions, the Company's ability to grow internally through expansion of services and customer bases, its ability to reduce overhead, seasonality, the continuation of key supplier relationships, the ability of the Company to compete successfully in the highly competitive and diverse MROP market, the Company's ability to maintain key personnel, the availability of key personnel for employment by the Company, and other factors discussed in more detail under "Item 1-Business" of the Company's Annual Report on Form 10-K for fiscal 2000.

RESULTS OF OPERATIONS

                   THREE MONTHS ENDED MARCH 31, 2001 AND 2000

The following table sets forth certain historical financial data for IDG and shows such data as a percentage of net sales for the periods indicated (dollars in thousands):

                                         THREE MONTHS ENDED MARCH 31
                               ------------------------------------------------
                                       2001                        2000
                               --------------------        --------------------
Net Sales                      $136,169       100.0%       $140,849       100.0%
Cost of Sales                   105,728        77.6         109,268        77.6
                               --------       -----        --------       -----
Gross Profit                     30,441        22.4          31,581        22.4
Selling, General and
  Administrative                 29,788        21.9          29,796        21.1
                               --------       -----        --------       -----
Operating Income               $    653         0.5%       $  1,785         1.3%
                               ========       =====        ========       =====

Net sales decreased $4.7 million or 3.3 % from $140.8 million for the three months ended March 31, 2000 to $136.2 million for the three months ended March 31, 2001. The sales decrease is attributable to higher interest rates and energy costs as well as the generally slower economy, with our manufacturing customers in the automobile, trucking, manufactured housing, and aluminum industries hit especially hard.

Cost of sales decreased $3.5 million or 3.2 % from $109.3 million for the three months ended March 31, 2000 to $105.7 million for the three months ended March 31, 2001. As a percentage of net sales, cost of sales remained the same at 77.6% in 2000 and 2001.

Selling, general, and administrative expenses were $29.8 million for each of the three months ended March 31, 2000 and 2001, or 21.1% and 21.9% of revenues for the periods, respectively. This percentage increase resulted from the same dollar base of selling, general, and administrative expenses for both quarters being spread over lower sales volume in 2001.

Operating income decreased $1.1 million from $1.8 million for the three months ended March 31, 2000 to $.7 million for the three months ended March 31, 2001. As a percentage of net sales, operating income decreased from 1.3% in 2000 to 0.5% in 2001 due to the factors described above.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2001, the Company had $.6 million in cash, an additional $90.8 million of working capital, and $49.2 million of borrowing capacity under its $100 million revolving credit facility. The Company's liquidity position continues to be sufficient to enable the Company to fund its current operations and to fund anticipated internal expansion and acquisitions for the next year.

Net cash provided by (used in) operating activities for the three months ended March 31, 2001 and 2000 was $1.4 million and ($1.6 million), respectively. The change was principally due to improved management of accounts payable.

Net cash used in investing activities for the three months ended March 31, 2001 and 2000 was $.5 and $.4 million, respectively. The difference is mainly due to the proceeds on the sale of investments, which the company benefited from in 2000. In 2001, the cash was used for property and equipment additions and deposits, whereas in 2000, the cash was used primarily for property and equipment additions (net of proceeds from the sale of property and equipment).

Net cash (used in) provided by financing activities for the three months ended March 31, 2001 and 2000 was ($4.0 million) and $3.1 million, respectively. In 2000, borrowings on the credit facility were used to fund working capital needs, whereas, in 2001 improved working capital management has enabled the Company to pay down its credit facility. Additionally in 2001, the Company made premiums payments on the management liability insurance policy, which was entered into in the second quarter of 2000.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There has been no significant change in the disclosure concerning this item made in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The Company is subject to various claims and legal actions, which arise in the ordinary course of business. The Company believes that the ultimate resolution of such matters will not have a material adverse effect on the Company's financial position or results of operations. There has been no significant change in the disclosure concerning this item made in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

a)       Exhibits filed as part of this Form 10-Q:

         None

b) Reports on Form 8-K filed during the quarter to which this Form 10-Q relates:

         None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    INDUSTRIAL DISTRIBUTION GROUP, INC.
                                    (Registrant)


Date: May 14, 2001                             By: /s/ Jack Healey
                                    -------------------------------------------
                                    Jack P. Healey
                                    Senior Vice President and
                                    Chief Financial Officer
                                    (Duly Authorized Officer and
                                    Principal Accounting and Financial Officer)