Form 10-Q
period 2001-06-30
INDUSTRIAL DISTRIBUTION GROUP INC
filed 2001-08-14
CIK 1042351

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


         FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001

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



                                 (404) 949-2100
                                 ---------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

              Class                                Outstanding at July 31, 2001
----------------------------                       ----------------------------
Common Stock, $.01 par value                                8,685,669

                       INDUSTRIAL DISTRIBUTION GROUP, INC.


                                      INDEX

 PART I. Financial Information

 ITEM 1.     Financial Statements

             Consolidated Balance Sheets at June 30, 2001 (Unaudited) and December 31, 2000

             Consolidated Statements of Operations for the three months ended June 30, 2001 and 2000 (Unaudited)

             Consolidated Statements of Operations for the six months ended June 30, 2001 and 2000 (Unaudited)

             Consolidated Statements of Cash Flows for the six months ended June 30, 2001 and 2000 (Unaudited)

             Notes to Consolidated Financial Statements - June 30, 2001 (Unaudited)

 ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

 ITEM 3.     Quantitative and Qualitative Disclosures About Market Risk

 PART II. Other Information

 ITEM 1.     Legal Proceedings

 ITEM 4.     Submission of Matters to Vote of Security Holders

 ITEM 6.     Exhibits and Reports on Form 8-K

                          PART I. FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS


                       INDUSTRIAL DISTRIBUTION GROUP, INC.
                           CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)


                                                                        JUNE 30,          DECEMBER 31,
                                                                          2001                2000
                                                                       ---------           ---------
                                                                      (Unaudited)
ASSETS

CURRENT ASSETS:
Cash and Cash Equivalents ...................................          $     656           $   3,690
Accounts Receivable, net ....................................             67,753              64,705
Inventory, net ..............................................             67,459              68,518
Deferred Tax Assets .........................................              6,544               7,586
Prepaid and Other Current Assets ............................             11,368               9,923
                                                                       ---------           ---------
   TOTAL CURRENT ASSETS .....................................            153,780             154,422


Property and Equipment, net .................................             14,453              15,446
Intangible Assets, net ......................................             51,489              52,204
Other Assets ................................................              2,430               1,886
                                                                       ---------           ---------
 TOTAL ASSETS ...............................................          $ 222,152           $ 223,958
                                                                       =========           =========

LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Current Maturities of Long-Term Debt ........................          $     743           $     789
Book Overdraft ..............................................              5,459               8,230
Accounts Payable ............................................             44,087              38,536
Accrued Compensation ........................................              2,275               2,419
Current Portion of Management Liability Insurance ...........              3,718               3,718
Other Accrued Liabilities ...................................              6,278               6,465
                                                                       ---------           ---------
 TOTAL CURRENT LIABILITIES ..................................             62,560              60,157


Long-Term Debt ..............................................             51,763              52,516
Other Long-Term Liabilities .................................              6,764               9,170
                                                                       ---------           ---------
  TOTAL LIABILITIES .........................................            121,087             121,843

STOCKHOLDERS' EQUITY:
Common Stock, par value $.01 per share, 50,000,000
 shares authorized; 8,649,440 shares issued and 8,642,667
 shares outstanding in 2001; 8,493,360 shares issued and
 8,486,587 shares outstanding in 2000 .......................                 87                  85


Additional Paid-In Capital ..................................             97,562              97,293
Retained Earnings ...........................................              3,506               4,827
Treasury Stock ..............................................                (90)                (90)
                                                                       ---------           ---------

TOTAL STOCKHOLDERS' EQUITY ..................................            101,065             102,115
                                                                       ---------           ---------


  TOTAL LIABILITIES & STOCKHOLDERS' EQUITY ..................          $ 222,152           $ 223,958
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

                       INDUSTRIAL DISTRIBUTION GROUP, INC
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                        (In thousands, except share data)
                                   (Unaudited)


                                                                               THREE MONTHS ENDED
                                                                                    JUNE 30,
                                                                                                 2000
                                                                                              (restated -
                                                                             2001              see note 1)
                                                                         -----------           ----------
NET SALES .....................................................          $   131,364           $  139,615
COST OF SALES .................................................              101,821              107,983
                                                                         -----------           ----------
  Gross profit ................................................               29,543               31,632

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES ..................               29,341               29,263
                                                                         -----------           ----------
  Income from operations ......................................                  202                2,369

INTEREST EXPENSE ..............................................                1,166                1,168

OTHER (INCOME) EXPENSE, NET ...................................                  (56)                  29
                                                                         -----------           ----------


(LOSS) INCOME BEFORE INCOME TAXES .............................                 (908)               1,172

(BENEFIT) PROVISION FOR INCOME TAXES ..........................                 (183)                 585
                                                                         -----------           ----------

NET (LOSS) INCOME .............................................          $      (725)          $      587
                                                                         ===========           ==========

BASIC AND DILUTED (LOSS) EARNINGS PER SHARE ...................          $      (.08)          $      .07
                                                                         ===========           ==========

WEIGHTED AVERAGE SHARES OUTSTANDING (Basic and Diluted) .......            8,618,776            8,817,625
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

                       INDUSTRIAL DISTRIBUTION GROUP, INC
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                        (In thousands, except share data)
                                   (Unaudited)


                                                                              SIX MONTHS ENDED
                                                                                  JUNE 30,
                                                                                                2000
                                                                                            (restated -
                                                                          2001               see note 1)
                                                                       -----------          ------------
NET SALES ...................................................          $   267,533           $  280,464
COST OF SALES ...............................................              207,549              217,251
                                                                       -----------           ----------
  Gross profit ..............................................               59,984               63,213

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES ................               59,129               59,059
                                                                       -----------           ----------
  Income from operations ....................................                  855                4,154

INTEREST EXPENSE ............................................                2,524                2,397

OTHER INCOME, NET ...........................................                   51                   19
                                                                       -----------           ----------


(LOSS) INCOME BEFORE INCOME TAXES ...........................               (1,618)               1,776

(BENEFIT) PROVISION FOR INCOME TAXES ........................                 (297)                 940
                                                                       -----------           ----------

NET (LOSS) INCOME ...........................................          $    (1,321)          $      836
                                                                       ===========           ==========

BASIC AND DILUTED (LOSS) EARNINGS PER SHARE .................          $      (.15)          $      .10
                                                                       ===========           ==========

WEIGHTED AVERAGE SHARES OUTSTANDING (Basic and Diluted) .....            8,589,069            8,782,617
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

                       INDUSTRIAL DISTRIBUTION GROUP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)


                                                                                 SIX MONTHS ENDED
                                                                                     JUNE 30,
                                                                                                 2000
                                                                                              (restated -
                                                                                2001          see note 1)
                                                                               -------         --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income ......................................................       $(1,321)        $    836
                                                                               -------         --------

Adjustments to reconcile net (loss) income to net cash provided by operating activities:
   Depreciation and amortization .......................................         2,472            2,587
   Deferred taxes ......................................................         1,056                0
   Gain on disposal of equipment .......................................           (13)            (101)
   Changes in operating assets and liabilities:
     Accounts receivable, net ..........................................        (3,048)          (3,395)
     Inventories, net ..................................................         1,059             (972)
     Prepaid assets and other assets ...................................        (1,642)          (1,510)
     Accounts payable ..................................................         5,551            1,570
     Accrued compensation ..............................................           (81)             293
     Other accrued liabilities .........................................          (734)           1,224
                                                                               -------         --------
       Total adjustments ...............................................         4,620             (304)
                                                                               -------         --------
       Net cash provided by operating activities .......................         3,299              532
                                                                               -------         --------


CASH FLOWS FROM INVESTING ACTIVITIES:
   Additions to property and equipment, net ............................          (622)          (3,409)
   Proceeds from the sale of property and equipment ....................            10            9,485
   Deposits ............................................................          (435)            (457)
   Payment to dissenting shareholder ...................................             0          (10,750)
   Cash surrender value of life insurance ..............................             0              437
   Proceeds from sale of investments ...................................             0               88
                                                                               -------         --------
            Net cash used in investing activities ......................        (1,047)          (4,606)
                                                                               -------         --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of common stock ..............................           208              252
   Net (repayments) borrowings on credit facilities and other lines ....          (429)          (3,300)
   Long-term debt repayments ...........................................          (370)            (216)
   Change in book overdraft ............................................        (2,771)          (2,577)
   Proceeds from management liability insurance, net of fees ...........             0           10,750
   Premium payments on management liability insurance ..................        (1,859)            (938)
   Deferred loan costs and other .......................................           (65)             (53)
                                                                               -------         --------
         Net cash (used in) provided by financing activities ...........        (5,286)           3,918

NET CHANGE IN CASH AND CASH EQUIVALENTS ................................        (3,034)            (156)

CASH AND CASH EQUIVALENTS, beginning of period .........................       $ 3,690         $    851
                                                                               =======         ========

CASH AND CASH EQUIVALENTS, end of period ...............................       $   656         $    695
                                                                               =======         ========

Supplemental Cash Flow Information:
   Cash Paid for Interest ..............................................       $ 2,057         $  1,987
                                                                               =======         ========


   Cash Paid for Income Taxes ..........................................       $   593         $  1,198
                                                                               =======         ========


The accompanying notes are an integral part of these consolidated financial statements.

INDUSTRIAL DISTRIBUTION GROUP, INC.


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS JUNE 30, 2001

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

The quarterly and year-to-date results for the period ended June 30, 2000 were restated as discussed in note 13 of the Company's financial statements and notes thereto, included in its Annual Report on Form 10-K, for the fiscal year ended December 31, 2000, Commission File Number 001-13195.

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

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the Statement. Other intangible assets will continue to be amortized over their useful lives.

The Company will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002. During 2002, the Company will apply the non-amortization provisions and perform the first of the required impairment tests of goodwill and indefinite lived intangible assets as of January 1, 2002. The Company has not yet determined what the effect the statement will have on the earnings and financial position of the Company.

3.   CREDIT FACILITY

In December 2000, the Company entered into a $100,000,000 revolving credit facility with a five financial institution syndicate. The facility expires on March 31, 2004 and has a first security interest in the assets of the business units. The agreement provides that the facility may be used for operations and acquisitions, and provides $5,000,000 for swinglines and $10,000,000 for letters of credit. Amounts outstanding under the credit facility bear interest at either the lead bank's corporate rate or LIBOR, as selected by the Company from time to time, plus applicable margins. This rate was 6.3% at June 30, 2001.

The amounts outstanding under the current facility at June 30, 2001 and December 31, 2000 were $49,000,000 and $49,429,000, respectively, which have been classified as long-term liabilities. Additionally, the Company had outstanding letters of credit for $2,604,000 at June 30, 2001. The revolving credit facility contains various covenants pertaining to the maintenance of certain financial ratios. These covenants include requirements for interest coverage, net worth, and capital expenditures, among other restrictions. The covenants also prohibit the payment of cash dividends. The Company was in compliance with these covenants as of June 30, 2001 and December 31, 2000.



4.   CAPITAL STOCK

During the second quarter of 2001, the Company issued 58,687 shares of its common stock through its employee stock purchase plan.

During the second quarter of 2001, the Company issued 25,000 shares of its common stock to an executive pursuant to a restricted stock agreement.

Options are to be included in the computation of diluted earnings per share ("EPS") where the options' exercise price is less than the average market price of the common shares during the period. There was no dilutive effect of the options outstanding during the three months ended June 30, 2001 and 2000 to the weighted average common shares outstanding for purposes of calculating diluted EPS. During the three months ended June 30, 2001 and 2000, options where the exercise price exceeded the average market price of the common shares totaled 1,035,085 and 1,306,627, respectively.

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


RESULTS OF OPERATIONS


                    THREE MONTHS ENDED JUNE 30, 2001 AND 2000

The following table sets forth certain historical financial data for IDG and shows such data as a percentage of net sales for the periods indicated (dollars in thousands):

                                                              THREE MONTHS ENDED JUNE 30
                                              ----------------------------------------------------------
                                                         2001                              2000
                                              -------------------------         ------------------------


   Net Sales                                  $ 131,364          100.0%         $ 139,615          100.0%
   Cost of Sales                                101,821           77.5            107,983           77.3
                                              ---------          -----          ---------          -----
   Gross Profit                                  29,543           22.5             31,632           22.7
   Selling, General and Administrative           29,341           22.3             29,263           21.0
                                               ---------          -----          ---------          -----

   Operating Income                            $     202            0.2%          $  2,369            1.7%
                                               =========          =====          =========          =====


Net sales decreased $8.3 million or 5.9% from $139.6 million for the three months ended June 30, 2000 to $131.4 million for the three months ended June 30, 2001. The sales decrease is due to production curtailments, layoffs, and plant closures at customer sites across the Company's broad customer base that are occurring as customers adapt to the continuing softness in the economy.


Cost of sales decreased $6.2 million or 5.7% from $108.0 million for the three months ended June 30, 2000 to $101.8 million for the three months ended June 30, 2001. As a percentage of net sales, cost of sales increased from 77.3% in 2000 to 77.5% in 2001. The increase in cost of sales as a percentage of sales is attributable to a change in total company sales mix, competitive pricing pressures, and lower vendor rebates due to lower purchasing volume.


Selling, general, and administrative expenses increased $0.1 million or 0.3% from $29.3 million for the three months ended June 30, 2000 to $29.3 million for the three months ended June 30, 2001. As a percentage of net sales, selling, general and administrative expenses increased from 21.0% to 22.3%. The increase in selling general and administrative expenses is a result of severance costs of $0.4 million associated with work force reductions initiated to streamline operations. As of June 30, 2001, the Company's total headcount was reduced by 5.8% as compared to June 30, 2000. Excluding these severance costs, selling, general, and administrative expenses were $28.9 million or 22.0% of sales for the second quarter of 2001. The decrease in selling, general, and administrative expense excluding severance costs is due to the impact of the Company's headcount and cost reduction initiatives undertaken during the second quarter of 2001.

Operating income decreased $2.2 million or 91.5% from $2.4 million for the three months ended June 30, 2000 to $0.2 million for the three months ended June 30, 2001. As a percentage of net sales, operating income decreased from 1.7% in 2000 to 0.2% in 2001.


                     SIX MONTHS ENDED JUNE 30, 2001 AND 2000

The following table sets forth certain historical financial data for IDG and shows such data as a percentage of net sales for the periods indicated (dollars in thousands):

                                                                     SIX MONTHS ENDED JUNE 30
                                                   --------------------------------------------------------
                                                              2001                          2000
                                                   -------------------------    ---------------------------

        Net Sales                                  $ 267,533           100.0%    $ 280,464            100.0%
        Cost of Sales                                207,549            77.6       217,251             77.5
                                                   ---------          ------     ---------           ------
        Gross Profit                                  59,984            22.4        63,213             22.5
        Selling, General and Administrative           59,129            22.1        59,059             21.0
                                                   ---------          ------     ---------           ------

         Operating Income                          $     855             0.3%    $   4,154              1.5%
                                                   =========          ======     =========           ======

Net sales decreased $12.9 million or 4.6% from $280.5 million for the six months ended June 30, 2000 to $267.5 million for the six months ended June 30, 2001. The sales decrease is due to production curtailments, layoffs, and plant closures at customer sites across the Company's broad customer base that are occurring as customers adapt to the continuing softness in the economy.

Cost of sales decreased $9.7 million or 4.5% from $217.3 million for the six months ended June 30, 2000 to $207.5 million for the six months ended June 30, 2001. As a percentage of net sales, cost of sales increased from 77.5% in 2000 to 77.6% in 2001. The increase in cost of sales as a percentage of sales is attributable to a change in total company sales mix, competitive pricing pressures, and lower vendor rebates due to lower purchasing volume.

Selling, general, and administrative expenses remained stable at $59.1 million for the six months ended June 30, 2000 and June 30, 2001. As a percentage of net sales, selling, general and administrative expenses increased from 21.0% to 22.1%. The increase in selling general and administrative expenses is a result of severance costs of $0.5 million associated with work force reductions initiated to streamline operations. As of June 30, 2001, the Company's total headcount was reduced by 5.8% as compared to June 30, 2000. Excluding these severance costs, selling, general, and administrative expenses were $58.6 million or 21.9% of sales for the six months ended June 30, 2001. The increase in selling, general, and administrative expense excluding severance costs as a percentage of sales is due to the reduction in sales volume from prior year.


Operating income decreased $3.3 million or 79.4% from $4.2 million for the six months ended June 30, 2000 to $0.9 million for the six months ended June 30, 2001. As a percentage of net sales, operating income decreased from 1.5% in 2000 to 0.3% in 2001.


LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2001, the Company had $0.7 million in cash, an additional $90.6 million of working capital, and $48.4 million of borrowing capacity under the master agreement of its $100 million revolving credit facility; however, the current asset base gives the Company a borrowing capacity of $19.0 million. The Company's liquidity position continues to be sufficient to enable the Company to fund its current operations and to fund anticipated internal expansion.

Net cash provided by operating activities for the six months ended June 30, 2001 and 2000 was $3.3 million and $0.5 million, respectively. The change was principally due to improved management of accounts payable and inventory offset by a reduction in accrued liabilities.

Net cash used in investing activities for the six months ended June 30, 2001 and 2000 was $1.0 million and $4.6 million, respectively. In 2001, the Company reduced property and equipment expenditures by approximately $2.8 million as compared to 2000. In June 2000 the Company sold one of its buildings in a transaction accounted for as a sale-leaseback. Proceeds from the sale are included in investing activities for the six months ended June 30, 2000. Also, in 2000 the Company made a $10.75 million payment to a dissenting shareholder as disclosed in the Company's Annual Report (Note 10 to the Consolidated Financial Statements) on Form 10-K for the year ended December 31, 2000.

Net cash (used in) provided by financing activities for the six months ended June 30, 2001 and 2000 was ($5.3 million) and $3.9 million, respectively. In 2000, the Company used proceeds from the sale of property and equipment to pay down its revolving credit facility and other long-term debt by $3.5 million. Payments made against the credit facility and other debt instruments totaled $0.8 million in 2001. In 2000, the Company arranged through one of its insurance carriers to purchase management liability insurance to cover the $10.75 million payment made to the dissenting shareholder. Proceeds received from this policy, net of fees, were $10.75 million in 2000. Total premiums payments made on the management liability insurance policy were $1.9 million and $0.9 million in 2001 and 2000, respectively.


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


ITEM 4.    SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

The Company held its annual meeting of stockholders on May 16, 2001, at which three items were brought to a vote. First, the election of eight nominees for directors was voted on. All eight nominees were elected, with the following vote totals:

                        NOMINEE          VOTES FOR     VOTES WITHHELD
                 -------------------    -----------   ----------------
                 David K. Barth          6,447,902        1,286,256
                 William J. Burkland     6,512,330        1,221,828
                 William A. Fenoglio     6,696,080        1,038,078
                 Patrick S. O'Keefe      6,117,215        1,616,943
                 William T. Parr         6,696,080        1,038,078
                 George L. Sachs, Jr.    6,431,766        1,302,392
                 Richard M. Seigel       6,696,080        1,038,078
                 Andrew B. Shearer       6,507,766        1,226,392

Second, it was approved, through a vote of the stockholders, that the Company's Amended and Restated Employee Stock Purchase Plan (the "Plan") be amended to increase the shares of Common Stock authorized for issuance under the Plan from 500,000 to 1,000,000 shares. The number of shares cast for this amendment was 5,231,214, with 610,449 votes against, 12,797 votes abstained, and 1,879,698 unvoted shares.

Lastly, the stockholders voted upon an amendment to the Company's Certificate of Incorporation and Bylaws dividing the Board of Directors into three classes, which serve staggered three-year terms. The stockholders approved the amendment to the Company's Bylaws which required a majority of the shares represented and voted, while the amendment to the Company's Certificate of Incorporation, which required a majority of all outstanding shares of the Company, was not approved. The number of shares cast for these amendments were 3,154,043, with 2,657,905 votes against, 42,512 votes abstained and 1,879,698 unvoted shares. As a result of the amendment to the Bylaws, the nominees were elected to three classes of directors, with the following terms: Mr. Barth and Mr. Sachs were elected to terms which expire in 2002; Mr. Burkland, Mr. Fenoglio, and Mr. Parr were elected to terms which expire in 2003; and Mr. O'Keefe, Mr. Shearer, and Mr. Seigel were elected to terms which expire in 2004.

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

                                INDUSTRIAL DISTRIBUTION GROUP, INC.
                                (Registrant)

Date: August 14, 2001       By: /s/ Jack P. Healey
                                -----------------------------------------------
                                  Jack P. Healey
                                  Senior Vice President and Chief Financial
                                  Officer (Duly Authorized Officer and Principal Accounting and Financial Officer)