Form 10-Q
period 2001-09-30
INDUSTRIAL DISTRIBUTION GROUP INC
filed 2001-11-14
CIK 1042351

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM
                            TO
         ----------------      --------------------

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

             Class                            Outstanding at October 31, 2001
---------------------------------             -------------------------------
   Common Stock, $.01 par value                         8,749,184

                      INDUSTRIAL DISTRIBUTION GROUP, INC.

                                     INDEX


    PART I.  Financial Information

    ITEM 1.                Financial Statements

                           Consolidated Balance Sheets at September 30, 2001 (Unaudited) and December 31, 2000

                           Consolidated Statements of Operations for the three months ended September 30, 2001 and 2000 (Unaudited)

                           Consolidated Statements of Operations for the nine months ended September 30, 2001 and 2000 (Unaudited)

                           Consolidated Statements of Cash Flows for the nine months ended September 30, 2001 and 2000 (Unaudited)

                           Notes to Consolidated Financial Statements - September 30, 2001 (Unaudited)

    ITEM 2.                Management's Discussion and Analysis of Financial Condition and Results of Operations

    ITEM 3.                Quantitative and Qualitative Disclosures About Market Risk

    PART II.    Other Information

    ITEM 1.                Legal Proceedings

    ITEM 6.                Exhibits and Reports on Form 8-K

                          PART I. FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

                      INDUSTRIAL DISTRIBUTION GROUP, INC.
                          CONSOLIDATED BALANCE SHEETS
                       (In thousands, except share data)

                                                                                 SEPTEMBER 30,      DECEMBER 31,
                                                                                     2001               2000
                                                                                ---------------     ------------
                                                                                 (Unaudited)

                 ASSETS
                 CURRENT ASSETS:
                 Cash and Cash Equivalents..................................... $       976          $    3,690
                 Accounts Receivable, net......................................      64,768              64,705
                 Inventory, net................................................      64,826              68,518
                 Deferred Tax Assets...........................................       6,313               7,586
                 Prepaid and Other Current Assets..............................      12,050               9,923
                                                                                -----------          ----------
                    TOTAL CURRENT ASSETS.......................................     148,933             154,422
                 Property and Equipment, net...................................      13,538              15,446
                 Intangible Assets, net........................................      51,128              52,204
                 Other Assets..................................................       2,017               1,886
                                                                                -----------          ----------
                  TOTAL ASSETS................................................. $   215,616          $  223,958
                                                                                ===========          ==========
                 LIABILITIES & STOCKHOLDERS' EQUITY
                 CURRENT LIABILITIES:
                 Current Maturities of Long-Term Debt.......................... $       738          $      789
                 Book Overdraft................................................       5,901               8,230
                 Accounts Payable..............................................      40,488              38,536
                 Accrued Compensation..........................................       1,989               2,419
                 Current Portion of Management Liability Insurance.............       3,718               3,718
                 Other Accrued Liabilities.....................................       6,333               6,465
                                                                                -----------          ----------
                  TOTAL CURRENT LIABILITIES....................................      59,167              60,157
                 Long-Term Debt................................................      49,591              52,516
                 Other Long-Term Liabilities...................................       5,832               9,170
                                                                                -----------          ----------
                   TOTAL LIABILITIES...........................................     114,590             121,843
                 STOCKHOLDERS' EQUITY:
                 Common Stock, par value $.01 per share, 50,000,000
                  shares authorized; 8,693,294 shares issued and 8,686,521
                  shares outstanding in 2001; 8,493,360 shares issued and
                  8,486,587 shares outstanding in 2000.........................          87                  85
                 Additional Paid-In Capital....................................      97,636              97,293
                 Retained Earnings.............................................       3,393               4,827
                 Treasury Stock................................................         (90)                (90)
                                                                                -----------          ----------
                 TOTAL STOCKHOLDERS' EQUITY....................................     101,026             102,115
                                                                                -----------          ----------
                   TOTAL LIABILITIES & STOCKHOLDERS' EQUITY.................... $   215,616          $  223,958
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

                       INDUSTRIAL DISTRIBUTION GROUP, INC
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                        (In thousands, except share data)
                                   (Unaudited)


                                                                                          THREE MONTHS ENDED SEPTEMBER 30,
                                                                                                                   2000
                                                                                                                (restated -
                                                                                             2001               see note 1)
                                                                                         ------------          ------------

   NET SALES.....................................................................        $    123,883          $    133,723
   COST OF SALES.................................................................              96,420               103,492
                                                                                         ------------          ------------
     Gross profit................................................................              27,463                30,231
   SELLING, GENERAL AND ADMINISTRATIVE EXPENSES..................................              26,225                28,677
                                                                                         ------------          ------------
     Income from operations......................................................               1,238                 1,554
   INTEREST EXPENSE..............................................................               1,042                 1,142
   OTHER INCOME, NET.............................................................                  31                    58
                                                                                         ------------          ------------
   INCOME BEFORE INCOME TAXES....................................................                 227                   470
   PROVISION FOR INCOME TAXES....................................................                 340                   178
                                                                                         ------------          ------------
   NET (LOSS) INCOME.............................................................        $       (113)         $        292
                                                                                         =============         ============
   BASIC AND DILUTED (LOSS) EARNINGS PER SHARE...................................        $       (.01)         $        .03
                                                                                         =============         ============
   WEIGHTED AVERAGE SHARES OUTSTANDING (Basic and Diluted).......................           8,686,521             8,547,130
                                                                                         ============          ============

The accompanying notes are an integral part of these consolidated financial statements.

                       INDUSTRIAL DISTRIBUTION GROUP, INC
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                        (In thousands, except share data)
                                   (Unaudited)


                                                                                          NINE MONTHS ENDED SEPTEMBER 30,
                                                                                                                  2000
                                                                                                               (restated -
                                                                                              2001              see note 1)
                                                                                         -------------         ------------

    NET SALES.....................................................................        $    391,416         $    414,187
    COST OF SALES.................................................................             303,969              320,743
                                                                                          ------------         ------------
      Gross profit................................................................              87,447               93,444
    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES..................................              85,354               87,736
                                                                                          ------------         ------------
      Income from operations......................................................               2,093                5,708
    INTEREST EXPENSE..............................................................               3,566                3,539
    OTHER INCOME, NET.............................................................                  82                   77
                                                                                          ------------         ------------
    (LOSS) INCOME BEFORE INCOME TAXES.............................................              (1,391)               2,246
    PROVISION FOR INCOME TAXES....................................................                  43                1,118
                                                                                          ------------         ------------
    NET (LOSS) INCOME.............................................................        $     (1,434)        $      1,128
                                                                                          ============         ============
    BASIC AND DILUTED (LOSS) EARNINGS PER SHARE...................................        $       (.17)        $        .13
                                                                                          ============         ============
    WEIGHTED AVERAGE SHARES OUTSTANDING (Basic and Diluted).......................           8,621,818            8,703,548
                                                                                          ============         ============


The accompanying notes are an integral part of these consolidated financial statements.

                       INDUSTRIAL DISTRIBUTION GROUP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)


                                                                                        NINE MONTHS ENDED SEPTEMBER 30,
                                                                                                             2000
                                                                                                          (restated -
                                                                                            2001           see note 1)
                                                                                         ---------        ------------

          CASH FLOWS FROM OPERATING ACTIVITIES:
          Net (loss) income.....................................................         $  (1,434)        $   1,128
                                                                                         ----------        ---------
          Adjustments to reconcile net (loss) income to net cash provided by operating activities:
             Depreciation and amortization......................................             3,641             3,830
             Deferred taxes.....................................................             1,294                 0
             Gain on disposal of equipment......................................               (43)             (133)
             Changes in operating assets and liabilities:
               Accounts receivable, net.........................................               (63)           (6,605)
               Inventories, net.................................................             3,692            (2,557)
               Prepaid assets and other assets..................................            (2,471)           (1,505)
               Accounts payable.................................................             1,952             5,211
               Accrued compensation.............................................              (367)              351
               Other accrued liabilities........................................              (663)              300
                                                                                         ---------         ---------
                 Total adjustments..............................................             6,972            (1,108)
                                                                                         ---------         ---------
                 Net cash provided by operating activities......................             5,538                20
                                                                                         ---------         ---------
          CASH FLOWS FROM INVESTING ACTIVITIES:
             Additions to property and equipment, net...........................              (694)           (4,406)
             Proceeds from the sale of property and equipment...................               283             9,685
             Deposits...........................................................                54              (115)
             Payment to dissenting shareholder..................................                 0           (10,750)
             Cash surrender value of life insurance.............................                 0               437
             Proceeds from sale of investments..................................                 0                88
                                                                                         ---------         ---------
                      Net cash used in investing activities.....................              (357)           (5,061)
                                                                                         ----------        ---------
          CASH FLOWS FROM FINANCING ACTIVITIES:
             Proceeds from issuance of common stock.............................               282               355
             Net (repayments) borrowings on credit facilities and other lines...            (2,429)           (2,000)
             Long-term debt repayments..........................................              (547)             (320)
             Change in book overdraft...........................................            (2,329)           (1,056)
             Purchase and retirement of treasury stock..........................                 0            (1,105)
             Proceeds from management liability insurance, net of fees..........                 0            10,750
             Premium payments on management liability insurance.................            (2,807)           (1,858)
             Deferred loan costs and other......................................               (65)              (53)
                                                                                         ---------         ---------
                   Net cash (used in) provided by financing activities..........            (7,895)            4,713
          NET CHANGE IN CASH AND CASH EQUIVALENTS...............................            (2,714)             (328)
          CASH AND CASH EQUIVALENTS, beginning of period........................         $   3,690         $     851
                                                                                         =========         =========
          CASH AND CASH EQUIVALENTS, end of period..............................         $     976         $     523
                                                                                         =========         =========
          Supplemental Cash Flow Information:
             Cash Paid for Interest.............................................         $   2,788         $   3,206
                                                                                         =========         =========
             Cash Paid for Income Taxes.........................................         $     642         $   1,273
                                                                                         =========         =========


The accompanying notes are an integral part of these consolidated financial statements.

INDUSTRIAL DISTRIBUTION GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS SEPTEMBER 30, 2001

Industrial Distribution Group, Inc. ("IDG" or the "Company"), a Delaware corporation, was formed on February 12, 1997 to create a nationwide supplier of cost-effective, flexible procurement solutions for manufacturers and other users of maintenance, repair, operating, and production (MROP) products. The Company conducts business in 37 states and two foreign countries, providing product expertise in the procurement and application of MROP products to a wide range of industries.

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

The quarterly and year-to-date results for the period ended September 30, 2000 were restated as discussed in note 13 of the Company's financial statements and notes thereto, included in its Annual Report on Form 10-K, for the fiscal year ended December 31, 2000, Commission File Number 001-13195.

The interim statements should be read in conjunction with the Company's financial statements and notes thereto, included in its Annual Report on Form 10-K, for the fiscal year ended December 31, 2000.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS Nos. 137 and 138, which addresses the accounting for derivative instruments. SFAS No. 133 is effective for financial statements for the Company's fiscal quarters beginning on January 1, 2001. The Company's adoption of SFAS No. 133 has not had a significant effect on the Company's financial position or results of operations.

In June 2001, the Financial Accounting Standards Board issued SFAS No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the Statement. Other intangible assets will continue to be amortized over their useful lives.

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

In October 2001, the Financial Accounting Standards Board issued SFAS No. 144, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, effective for fiscal years beginning after December 15, 2001. The statement provides a single accounting model for long-lived assets to be disposed of. The Company is still evaluating what effect the new standard will have on the financial statements.

3. CREDIT FACILITY

In December 2000, the Company entered into a $100,000,000 revolving credit facility with a five financial institution syndicate. The facility expires on March 31, 2004 and has a first security interest in the assets of the Company's business units. The agreement provides that the facility may be used for operations and acquisitions, and provides $5,000,000 for swinglines and $10,000,000 for letters of credit. Amounts outstanding under the credit facility bear interest at either the lead bank's corporate rate or LIBOR, as selected by the Company from time to time, plus applicable margins. This rate was 6.8% at September 30, 2001.

The amounts outstanding under the current facility at September 30, 2001 and December 31, 2000 were $47,000,000 and $49,429,000, respectively, which have been classified as long-term liabilities. Additionally, the Company had outstanding letters of credit for $2,654,000 at September 30, 2001. The revolving credit facility contains various covenants pertaining to the maintenance of certain financial ratios. These covenants include requirements for interest coverage, net worth, and capital expenditures, among other restrictions. The covenants also prohibit the payment of cash dividends. The Company was in compliance with these covenants as of September 30, 2001 and December 31, 2000.

4. CAPITAL STOCK

During the third quarter of 2001, the Company issued 43,854 shares of its common stock through its employee stock purchase plan.

Options are to be included in the computation of diluted earnings per share ("EPS") where the options' exercise price is less than the average market price of the common shares during the period. There was no dilutive effect of the options outstanding during the three months ended September 30, 2001 and 2000 to the weighted average common shares outstanding for purposes of calculating diluted EPS. During the three months ended September 30, 2001 and 2000, options where the exercise price exceeded the average market price of the common shares totaled 1,376,978 and 1,299,515, respectively.

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

This discussion may contain certain forward-looking statements concerning the Company's operations, performance, and financial condition, including, in particular, the likelihood of the Company's success in developing and expanding its business. These statements are based upon a number of assumptions and estimates that are inherently subject to significant uncertainties and contingencies, many of which are beyond the control of the Company. Actual results may differ materially from those expressed or implied by such forward-looking statements. Factors that could cause actual results to differ include, but are not limited to, the successful integration and profitable management of acquired businesses, improvement of operating efficiencies, the availability of working capital, the Company's ability to grow internally through expansion of services and customer bases, the Company's ability to reduce overhead, the continuation of key supplier relationships, the Company's ability to compete successfully in the highly competitive and diverse MROP market, the Company's ability to maintain key personnel, the availability of key personnel for employment by the Company, and other factors discussed in more detail under "Item 1-Business" of the Company's Annual Report on Form 10-K for fiscal 2000.

RESULTS OF OPERATIONS

                 THREE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000

The following table sets forth certain historical financial data for IDG and shows such data as a percentage of net sales for the periods indicated (dollars in thousands):


                                                                        THREE MONTHS ENDED SEPTEMBER 30
                                                         --------------------------------------------------------------
                                                                      2001                            2000
                                                         ------------------------------  ------------------------------

           Net Sales                                     $  123,883           100.0%        $  133,723          100.0%
           Cost of Sales                                     96,420            77.8            103,492           77.4
                                                         ----------           -----         ----------          -----
           Gross Profit                                      27,463            22.2             30,231           22.6
           Selling, General and Administrative               26,225            21.2             28,677           21.4
                                                         ----------           -----         ----------          -----
           Operating Income                              $    1,238             1.0%        $    1,554            1.2%
                                                         ==========           =====         ==========          =====


Net sales decreased $9.8 million or 7.4% from $133.7 million for the three months ended September 30, 2000 to $123.9 million for the three months ended September 30, 2001. The sales decrease is due to production curtailments, layoffs, and plant closures at customer sites across the Company's broad customer base that are occurring as customers adapt to the continuing softness in the economy. The Company believes sales lost due to the events of September 11, 2001 were approximately $0.7 million.

Cost of sales decreased $7.1 million or 6.8% from $103.5 million for the three months ended September 30, 2000 to $96.4 million for the three months ended September 30, 2001. As a percentage of net sales, cost of sales increased from 77.4% in 2000 to 77.8% in 2001. The increase in cost of sales as a percentage of sales is attributable to a change in total company sales mix, competitive pricing pressures, and lower vendor rebates due to lower purchasing volume.

Selling, general, and administrative expenses decreased $2.5 million or 8.6% from $28.7 million for the three months ended September 30, 2000 to $26.2 million for the three months ended September 30, 2001. As a percentage of net sales, selling, general and administrative expenses decreased from 21.4% to 21.2%. The decrease in selling, general, and administrative expense is due to the impact of the Company's ongoing headcount and cost reduction initiatives undertaken during the first three quarters of 2001. Personnel costs decreased for the three months ended September 30, 2001 by $2.1 million from the prior year, after severance charges of $.3 million. The $2.1 million decrease was driven by the Company reducing total headcount by 7.8% from September 30, 2000 to September 30, 2001, and furloughs in September, which accounted for $.5 million of the $2.1 million reduction. The remaining costs savings were partially offset by a $.5 million increase in bad debt expense over the prior period.

Operating income decreased $0.3 million or 20.3% from $1.6 million for the three months ended September 30, 2000 to $1.2 million for the three months ended September 30, 2001. As a percentage of net sales, operating income decreased from 1.2% in 2000 to 1.0% in 2001.

                  NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000

The following table sets forth certain historical financial data for IDG and shows such data as a percentage of net sales for the periods indicated (dollars in thousands):


                                                                           NINE MONTHS ENDED SEPTEMBER 30
                                                             ----------------------------------------------------------
                                                                        2001                             2000
                                                             --------------------------  ------------------------------

                Net Sales                                    $  391,416         100.0%        $  414,187         100.0%
                Cost of Sales                                   303,969          77.7            320,743          77.4
                                                             ----------         -----         ----------         -----
                Gross Profit                                     87,447          22.3             93,444          22.6
                Selling, General and Administrative              85,354          21.8             87,736          21.2
                                                             ----------         -----         ----------         -----
                Operating Income                             $    2,093           0.5%        $    5,708           1.4%
                                                             ==========         =====         ==========         =====


Net sales decreased $22.8 million or 5.5% from $414.2 million for the nine months ended September 30, 2000 to $391.4 million for the nine months ended September 30, 2001. The sales decrease is due to production curtailments, layoffs, and plant closures at customer sites across the Company's broad customer base that are occurring as customers adapt to the continuing softness in the economy.

Cost of sales decreased $16.8 million or 5.2% from $320.7 million for the nine months ended September 30, 2000 to $304.0 million for the nine months ended September 30, 2001. As a percentage of net sales, cost of sales increased from 77.4% in 2000 to 77.7% in 2001. The increase in cost of sales as a percentage of sales is attributable to a change in total company sales mix, competitive pricing pressures, and lower vendor rebates due to lower purchasing volume.

Selling, general, and administrative expenses decreased $2.4 million or 2.7% from $87.7 million for the nine months ended September 30, 2000 to $85.4 million for the nine months ended September 30, 2001. As a percentage of net sales, selling, general and administrative expenses increased from 21.2% to 21.8%. As of September 30, 2001, the Company's total headcount was reduced by 7.8% as compared to September 30, 2000, resulting in net savings of $2.0 million, after incurring $.8 million of severance expense, during the nine months ended September 30, 2001. Excluding these severance costs, selling, general, and administrative expenses were $84.6 million or 21.6% of sales for the nine months ended September 30, 2001. The remainder of the selling, general, and administrative expense reduction is the result of cost reduction initiatives in the areas of travel and entertainment, telephone, and other miscellaneous expenses.

Operating income decreased $3.6 million or 63.3% from $5.7 million for the nine months ended September 30, 2000 to $2.1 million for the nine months ended September 30, 2001. As a percentage of net sales, operating income decreased from 1.4% in 2000 to 0.5% in 2001.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2001, the Company had $1.0 million in cash, an additional $88.8 million of working capital, and availability of $50.3 million under the master agreement of its $100 million revolving credit facility. Based upon the Company's current asset base and outstanding borrowings under the credit facility, the Company has an additional borrowing capacity of $17.2 million. The Company's liquidity position continues to be sufficient to enable the Company to fund its current operations and to fund anticipated internal expansion.

Net cash provided by operating activities for the nine months ended September 30, 2001 and 2000 was $5.5 million and $0.0 million, respectively. The change was principally due to improved management of accounts receivable and inventory.

Net cash used in investing activities for the nine months ended September 30, 2001 and 2000 was $0.4 million and $5.1 million, respectively. In 2001, the Company reduced property and equipment expenditures by $3.7 million as compared to 2000. In June 2000, the Company sold one of its buildings in a transaction accounted for as a sale-leaseback. Proceeds from the sale are included in investing activities for the nine months ended September 30, 2000. Also, in 2000 the Company made a $10.8 million payment to a dissenting shareholder as disclosed in the Company's Annual Report (Note 10 to the Consolidated Financial Statements) on Form 10-K for the year ended December 31, 2000.

Net cash (used in) provided by financing activities for the nine months ended September 30, 2001 and 2000 was ($7.9 million) and $4.7 million, respectively. In 2000, the Company arranged through one of its insurance carriers to purchase management liability insurance to cover the $10.8 million payment made to the dissenting shareholder. Proceeds received from this policy, net of fees, were $10.8 million in 2000. Total premiums payments made on the management liability insurance policy were $2.8 million and $1.9 million in 2001 and 2000, respectively.

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

      Exhibit 10.1 - First Amendment to Credit Agreement dated August 1, 2001

b) Reports on Form 8-K filed during the quarter to which this Form 10-Q relates:

      Form 8-K filed July 27, 2001 Reporting under Item 4 a change in registrant's certifying accountant

      Form 8-K filed August 15, 2001 Reporting under Item 5 the appointment of the registrant's new President and CEO

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    INDUSTRIAL DISTRIBUTION GROUP, INC.
                                    (Registrant)

Date: November 13, 2001             By:   /s/  Jack P. Healey
                                         ---------------------------------------
                                            Jack P. Healey Senior Vice President
                                            and Chief Financial Officer (Duly
                                            Authorized Officer and Principal
                                            Accounting and Financial Officer)