Form 10-K405
period 2001-12-31
INDUSTRIAL DISTRIBUTION GROUP INC
filed 2002-03-29
CIK 1042351

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

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE TRANSITION PERIOD FROM ________ TO ________

                          COMMISSION FILE NO. 001-13195

                       INDUSTRIAL DISTRIBUTION GROUP, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

               DELAWARE                                    58-2299339
     (State or other jurisdiction                       (I.R.S. Employer
   of incorporation or organization)                   Identification No.)

          950 EAST PACES FERRY ROAD, SUITE 1575, ATLANTA, GEORGIA 30326
               (Address of principal executive offices) (Zip Code)

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

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         The aggregate market value of the voting stock held by nonaffiliates (which for purposes hereof are all holders other than executive officers and directors) of the Registrant as of March 1, 2002 is $13,279,042 (based on 7,588,024 shares held by nonaffiliates at $1.75 per share, the last sales price on the NYSE on March 1, 2002).

         At March 1, 2002, there were issued and outstanding 8,769,670 shares of Common Stock, par value $0.01 per share, outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the Registrant's definitive Proxy Statement for the 2002 Annual Meeting of Stockholders, to be filed with the Commission, are incorporated by reference into Part III.

                                     PART I

ITEM 1. BUSINESS.

BACKGROUND AND GENERAL

         Industrial Distribution Group, Inc. was formed in 1997 through a combination of industrial distribution companies. We are a nationwide supplier of maintenance, repair, operating, and production (MROP) products and services to manufacturers and other industrial users. We distribute a full line of MROP products specializing in cutting tools, abrasives, hand and power tools, coolants, lubricants, adhesives and machine tools, and we can supply virtually any other MROP product that a customer may require. We also provide -- as a targeted and increasing portion of our business -- an array of value-added services and arrangements, primarily through our Flexible Procurement Solutions(TM) program, that emphasize and utilize our specialized expertise in product applications and production process improvements.

         While continuing to provide direct sales of MROP products, we have targeted sales through our Flexible Procurement Solutions, or FPS, program of services as the principal growth area for our business. We believe that our focus on and expansion of our FPS services are positioning IDG to address proactively the increasing demands of customers in our market for ways to reduce their overall MROP costs and enhance their operating efficiencies. We have the expertise and ability to analyze a customer's acquisition, possession, and application processes for MROP products, and then to design and implement a customized program to streamline these processes and reduce their associated costs. The specific programs we design may include improving the customers' production and procurement processes, standardizing the products they use, reducing the number of suppliers from which they purchase products, or developing integrated supply arrangements that outsource to us some or all of their MROP procurement and management functions.

         As part of a strategic reorganization to enhance coordination and improve internal efficiencies, we recently organized our operations into four regional divisions, plus two specialty business units that have a distinct industry focus. Each regional division is headed by a President who reports directly to our Chief Executive Officer. We serve 64 of the top 75 U.S. industrial markets and have an active presence in Mexico. We have more than 25,000 active customers (customers that purchased at least one item in the last 12 months), which include a diverse group of large and mid-sized national and international corporations, including Boeing, General Electric, Ford, Borg-Warner, and Stanley Tools, as well as many local and regional businesses.

         We had net sales of $514.4 million for the year ended December 31, 2001. Based on 2001 sales, we believe IDG is among the top 20 MROP providers and the top ten providers of MROP integrated supply services in the nation.

INDUSTRY OVERVIEW AND TRENDS

         Manufacturers, processors, and other producers of industrial, commercial, or consumer products have a continual need for a broad range of MROP products. We estimate that the size of the market for industrial MROP products in which we participate primarily is approximately $70 billion annually. However, the entire U.S. MROP market is estimated to be in excess of $175 billion annually. This broader market includes electrical, PVF (pipes, valves, and fittings), power transmission, and other product categories in which we participate to a lesser extent.

         Manufacturers and other users of MROP products continue to seek ways to enhance efficiencies and reduce MROP process and procurement costs in order to compete more effectively in the global economy. As a result, the industrial supply industry continues to experience consolidation, as customers focus on the convenience, cost savings, and economies of scale associated with a reduced number of suppliers who are capable of providing superior service and product selection.

         The distribution channel associated with the MROP marketplace has changed significantly in recent years. The e-commerce and business-to-business solutions introduced by technological advancements and the Internet have broadened the distribution channel in the MROP marketplace. While the first distributors to enter this space were those who primarily use catalogs to sell their products, we believe the recent trend is to use such technology as part of a procurement solution strategy that provides customers the option to outsource the commodity management aspects of MROP. As manufacturers have focused on their core manufacturing or other production competencies, they have increasingly outsourced their MROP procurement, management, and application processes in search of more comprehensive MROP solutions.

         We believe that we have the size, scale of operations, and technological and skilled personnel resources necessary to benefit from these industry trends and compete effectively in the MROP supply industry.

FLEXIBLE PROCUREMENT SOLUTIONS (FPS)

         SERVICES PROGRAM AND APPROACH

         FPS is both a broad program of the myriad services we offer to customers and a reflection of our principal approach to addressing the MROP needs of our customers. We approach our customers and their needs proactively, not simply to sell MROP products, but to help design an overall MROP strategy that improves our customers' supply chain and asset management and increases their operational efficiencies. We offer our customers our expertise in process improvement, inventory management, product application, productivity improvements, cost savings, software solutions, and logistics. As a result of our services, we hope that our customers can increase their profits and their return on assets. Through FPS, we can provide any or all of these areas of expertise, depending on the size and the specific needs of the customer.

         We believe that the ability and flexibility to provide the ideal combination of MROP services required by each customer is the key to capturing market share for our business. The prerequisites for doing so will continue to evolve, and we will remain vigilant in assessing the needs of and developing solutions for our existing and prospective new customers. At December 31, 2001, we had arrangements to provide FPS services with approximately 350 customers in place, including 83 integrated supply arrangements with customers covering 117 sites.

         SPECTRUM OF SERVICE OFFERINGS

         The spectrum of services we offer in designing and implementing Flexible Procurement Solutions for customers is broad and encompasses all three phases of a customer's MROP cycle -- that is, the acquisition, possession, and application of its MROP products. Our extensive process and product expertise are key elements that allow us to present cost saving solutions to our customers. Our industry and product-specific experience enable us to evaluate manufacturing processes and the MROP products they use. With our understanding of the most appropriate product for specific customer applications, we can help identify the MROP product best suited for a customer's specific need, or we may suggest process re-engineering in order to lower the customer's total MROP costs. Our comprehensive product line supports our commitment to deliver the most appropriate product to our customers. In addition to maintaining approximately 400,000 stock keeping units ("SKUs"), as well as special items in stock for regular customers, we can provide virtually any MROP item a customer may require.

         Many MROP products -- such as drill bits, sandpaper, saw blades, and gloves -- are consumed in production processes and are essential to maintain at the point of production to avoid unnecessary downtime. Other MROP products -- such as power tools, scales, hoists, and lathes -- have relatively longer operational lives and are therefore purchased less frequently, but still must be available "on time" in order to achieve production efficiencies. In all cases, the proper management of the procurement and application functions in order to balance ready access with inventory costs is important to users of MROP products. It is a fundamental part of our FPS services for all customers.

         In addition to identifying and supplying the particular products a customer requires (in the proper quantities and at the proper times), our specialized services may include any one or more of the following to assist the customer in maintaining and applying the products more efficiently:

                  - providing consolidated billing for MROP products and computerized management reports to customers regarding purchases and inventory levels;

                  - installing computer software and hardware to implement an electronic data interchange system to enable the customer to order products electronically, without contacting us, by telephone or facsimile; and

                  - bar coding products in a customer's tool crib to control inventory and track consumption by product, employee, or cost center.

Other specific services, as needed to respond to a particular customer's MROP requirements, can be designed and provided in order to achieve the desired solution.

         INTEGRATED SUPPLY ARRANGEMENTS

         The most complete offering of services in our FPS program is our "integrated supply" relationship, where we essentially form a strategic alliance with the customer to procure, manage, and apply MROP products at the customer's site and, in some cases, to share the benefits of the cost reductions achieved. In addition to all or most of the other FPS services we provide, our integrated supply relationships -- which are not standardized and vary from customer to customer -- usually include:

                  - licensing to the customer our proprietary software that helps manage the acquisition, inventory management, and issuance of MROP products and other key commodity supplies;

                  - gaining access to plant floors to re-engineer procurement and production processes and standardize MROP products;

                  - coordinating the purchase of multiple MROP product lines;

                  - providing consolidated invoices and customized management reports via a direct network link to customers; and

                  -        managing and staffing tool cribs.

In addition, in an integrated supply relationship, we, rather than the customer, may own the inventory in the tool crib.

         In an integrated supply relationship, we often achieve a minimum annual reduction in the customer's total MROP costs in relation to their production levels. We believe we can achieve such cost reductions through our focused and ongoing analysis and re-engineering of a customer's production processes to reduce the variety and number of MROP products that the customer uses. In addition, we often achieve additional cost savings for the customer through the reduction of certain tool crib staffing expenses; the reduction in shrinkage and obsolete stock due to better inventory controls; and the elimination of certain inventory holding costs. Where we save additional costs for a customer through process improvements, the customer may share the additional savings with us.

         We believe that, for appropriate customers, an integrated supply arrangement also has other benefits. For example, through the use of our proprietary Supply Management System, the customer experiences a better fill rate for MROP products; reduces production downtime due to the unavailability of key products; and obtains more useful information about inventory needs and consumption by cost center than previously collected.

QUALITY CONTROL STANDARDS

         Providing superior quality in the comprehensive range of MROP services to customers is our hallmark. As part of our commitment to providing solutions-oriented customer service, we emphasize quality assurance in all phases of our operations. Our sales and service personnel receive ongoing periodic training in our services solutions, our products, total quality management and other team management skills to assure quality performance. We expect that each of our principal regional locations will be International Standards Organization ("ISO") 9002 compliant. Currently, three of our four principal regional locations are ISO 9002 compliant. We may, on a selective basis, retain or seek compliance at other levels of our operations if it is cost-effective and strategic to do so.

PRODUCTS

         In tandem with our FPS program and approach to serving our customers, we remain focused on satisfying the fundamental requirement of our distribution business -- getting to customers the MROP products they need, when they need them. In order to do so, we offer a full line of industrial MROP products, with approximately 400,000 SKUs in stock. In addition, we often maintain supplies of special items for regular customers, and we are able to supply virtually any special order MROP item. In order to achieve cost savings for us and for our customers, we periodically review our special order activities to identify items ordered with sufficient frequency to warrant inclusion in our stock.

         Our principal product categories include cutting tools, abrasives, hand and power tools, coolants, lubricants, adhesives, and machine tools. We are able to offer significant depth and breadth in our core product lines throughout our nationwide operations. Our offering of specific products from multiple manufacturers, at different prices and quality levels, permits us to offer the product that provides the best value for the customer. For example, if a customer requires a drill bit to drill 100 holes, purchasing a top-of-the line product that is designed for a requirement of drilling 10,000 holes would be inefficient and costly. Our associates are trained specifically to assist customers in making such intelligent cost-saving purchases, with the goal of lowering the customer's total MROP product costs. We believe these factors significantly enhance our volume of repeat business, and they are an integral part of our overall customer costs reduction program and total procurement solutions.

         On an individual location basis, our products may be ordered electronically through e-commerce, by telephone, by mail, or by facsimile. We seek at all times to provide our customers with the most convenient method of selecting and ordering products, which in the future may include paper and electronic catalogs and Internet and other electronic commerce. We ship products anywhere in the world in the time frame required by the customer. To facilitate such "on time" delivery of our products, we store our stock MROP products primarily in warehouses at various locations across the United States.

         We currently obtain products from approximately 22,000 vendors. During 2001, no vendor provided as much as 10% of the products we sold. We believe we are not materially dependent on any one vendor or small group of vendors.

         The following table sets forth illustrative examples of the myriad products we supply, organized by principal categories of MROP products, and also shows our sales of such products as a percentage of our aggregate revenue for 2001:

                                                                                                            % of
                                                                                                          Aggregate
Product Category                                                    Typical Products                       Revenue
----------------                                                    ----------------                      ---------
Cutting Tools...............................      Drills, Taps, Carbide Tools, End Mills                    23.66%
Abrasives...................................      Grinding Wheels, Sanding Belts, Discs, Sheets or Rolls    15.47%
Maintenance Equipment &  Supplies...........      Hydraulic Tools, Paint, Lubrication Equipment              9.63%
Hand Tools..................................      Wrenches, Socket Sets, Screw Drivers, Hammers              7.23%
Coolants, Lubricants, and Adhesives.........      Metal Cutting Coolants, Aerosols, Industrial Adhesives     6.45%
Power Tools.................................      Air and Electric Drills, Air Compressors, Impact
                                                      Wrenches, Screwdrivers                                 6.33%
Safety Products.............................      Gloves, Signs, Absorbents, Glasses                         5.45%
Machinery...................................      Metal Removal Equipment, Metal Forming Equipment           4.54%
Saw Blades..................................      Band, Hack, Hole, Jig Saw Blades                           2.58%
Material Handling Equipment.................      Hoists, Slings, Chain, Shelving, Casters                   2.44%
Machine Tools & Accessories.................      Milling Machines, Work Holding Vises, Tool Holders         2.05%
Tapes.......................................      Masking, Filament and Duct Tape                            1.49%
Fasteners...................................      Socket Screws, Hex Screws, Anchors                         1.19%
Tool & Die Supplies.........................      Ground Stock, Drill Rod, Die Sets                          1.15%
Electrical..................................      Fuses, Electrical Switches, Controls                       1.15%
Contractor Supplies.........................      Power-Actuated Tools, Ladders, Shovels                     1.03%
Metal Goods.................................      Angle Iron, Conduit                                        0.95%
Brushes.....................................      Wire Wheel, Floor Brooms                                   0.93%
Fluid Power.................................      Hydraulic and Pneumatic Valves, Cylinders                  0.83%
Power Transmission Equipment................      Belts, Drives, Bearings, Gears, Pulleys                    0.82%
Quality Control Products....................      Electronic Calipers, Micrometers                           0.74%
Other Products..............................      Special Order Items and Miscellaneous                      3.89%
                                                                                                           ------
                     Total..................                                                               100.00%
                                                                                                           ======

CUSTOMERS

         Our active customers, who number over 25,000, include a broad range of industrial, commercial, and institutional users of MROP products, from one-person machine shops to regional, national, and multi-national corporations such as Boeing, General Electric, Ford, Borg-Warner, and Stanley Tools. For 2001, we sold products to over 1,300 customers who purchased at least $50,000 of products, and no single customer accounted for more than 6% of our net sales.

         We will continue to serve a large number and wide variety of customers. Our principal customers (in terms of the amount of services and products acquired from or through us) will likely continue to be divisions of large national or multi-national corporations, and we will focus on increasing our business with such customers. We expect, however, that we will place special emphasis, through our FPS program, on marketing and selling our MROP services and products to middle-market industrial users of MROP products.

SALES AND MARKETING

         We have recently coordinated the marketing efforts associated with our FPS program. We believe this coordination will allow us to compete more effectively both in local markets and for multi-location contracts. Each of our four regional divisions has personnel dedicated to these efforts focused on the regional and local markets. Our Vice President of Flexible Procurement Solutions is responsible for the development of large national accounts that require cross-divisional coordination and to assist the regional efforts when necessary.

         We have approximately 230 outside sales representatives and product specialists and 210 inside sales/customer service representatives. Historically, the majority of our outside sales representatives and product specialists called on designated customers and were responsible for providing technical support to those customers with respect to certain products. Our inside sales/customer service representatives were responsible for certain types of direct customer service contacts and order entry, but primarily focused on supporting the outside sales representatives with respect to their respective customers.

         As part of our strategy to focus more on marketing our FPS services (and selling MROP products through such services), we are seeking to more effectively use the expertise of our outside sales representatives and product specialists. That expertise can be employed advantageously in the design and implementation of MROP strategies to help customers improve production processes and reduce their total procurement costs. Accordingly, rather than having the majority of sales and marketing personnel focused upon sales of particular products to customers, we are re-directing the substantial portion of our sales force to focus on the broader spectrum of MROP services and on developing and marketing to each customer a value-added solution to its MROP needs that goes beyond the sale of particular products.

         We are in the process of assessing, retraining and augmenting our sales force as necessary to assure that it has the appropriate sales tools to achieve the objectives of our strategy to focus on FPS. We will also continue, however, to ensure that we have adequate personnel to provide our customers with any dedicated or specialized product selection and applications expertise they require for their traditional MROP solutions.

         We provide regular training programs for our sales personnel and special training programs for various product lines on both a national and divisional basis. Each division also maintains a technical support group, as part of its overall sales and marketing function, dedicated to answering specific customer inquiries, assisting customers with the operation of products, and finding low cost solutions to manufacturing problems.

MANAGEMENT INFORMATION SYSTEMS

         We continue to work to improve company-wide our back office information technology systems on a cost-effective basis. Through these systems we manage key functions such as communication between warehouse and sales offices, inventory and accounts receivable management, purchasing, pricing, sales and distribution, and the preparation of periodic operating control reports. We have chosen three "best of breed" distribution systems and are currently in the process of converting our existing systems to those packages on a regional basis. We expect this process to be substantially completed in 2002. As we further consolidate our operations to achieve internal efficiencies, we may be able to reduce the number of regional platforms or further integrate those platforms.

         At our customer locations we utilize computerized management and information systems, including a highly specialized distributor based software, our proprietary Supply Management System, and our InnoSource(R) System for customer product procurement and management. These systems assist us in our business-to-business product offerings, and all are important elements of our overall ability to meet customers' requirements for increasing levels of individualized MROP procurement solutions, as well as to achieve our desired level of internal operating efficiencies. Our proprietary Supply Management System and our InnoSource System are also key components in our FPS program.

COMPETITION

         The industrial MROP products industry is highly competitive and features numerous distribution channels, including: national, regional, and local distributors; direct mail suppliers; Internet suppliers; large catalog warehouses; and manufacturers' own sales forces. Many of our competitors are small enterprises who sell to such customers in a limited geographic area, but we also compete against several large MROP distributors that have significantly greater resources than we do. Certain of our competitors sell identical products for lower prices than we offer.

         We believe, however, that we will be able to compete effectively because of our ability to address the MROP needs of our customers for services and solutions (as well as MROP products) that enable them to improve productivity and reduce costs.

PERSONNEL

         We had approximately 1,330 full-time and 30 part-time associates as of December 31, 2001. Ten of our associates are employed pursuant to collective bargaining agreements with local unions affiliated with the International Brotherhood of Teamsters and the International Brotherhood of Electrical Workers. We believe that the subsidiaries that have been employing these persons pursuant to those contracts enjoy good relations with these associates, and we have not experienced work stoppages. We believe our business relationships are good with all of our associates.

EXECUTIVE OFFICERS OF THE REGISTRANT

         Certain information regarding our executive officers is set forth in the following table and paragraphs.

NAME                                              AGE                        POSITION
----                                              ---                        --------
Andrew B. Shearer.........................         38           President and Chief Executive Officer
Jack P. Healey............................         42           Senior Vice President, Chief Financial Officer, and Secretary
Thomas W. Aldridge, Jr....................         54           Senior Vice President
Martin C. Burkland........................         50           Northwest Division President
Mark W. Fuller............................         53           Northeast Division President
Jeffrey W. Hayes..........................         51           Midwest Division President
Charles A. Lingenfelter...................         51           Southern Division President

         Mr. Shearer is one of our co-founders, and became our President and Chief Executive Officer in August 2001. Mr. Shearer had served since 1991 as the President of the IDG-York business unit, formerly Shearer Industrial Supply Co., one of the companies that combined to form us in 1997. Mr. Shearer received his undergraduate degree in business management from New Hampshire College.

         Mr. Healey joined us in June 1997 as Vice President and Chief Financial Officer, and became Senior Vice President in 1998. Prior to 1997, Mr. Healey was the partner in charge of assurance services for a regional accounting firm and member of the SEC practice section of the AICPA, during which time he served as auditor for The Distribution Group, Inc., one of our founding companies. Mr. Healey is a certified public accountant and a certified fraud examiner. He received his undergraduate degree in accounting from Syracuse University.

         Mr. Aldridge joined us in August 1998, as Senior Vice President of Procurement. Prior to that time, Mr. Aldridge served (since 1991) as Senior Vice President, Vendor Relations, of Affiliated Distributors, a purchasing organization for industrial distributors. From 1987 to 1990, Mr. Aldridge served as Vice President -- Sales of Bauer Corporation, a manufacturer of industrial ladders and personal access equipment. Mr. Aldridge received his undergraduate degree from the University of Georgia.

         Mr. Burkland was named President of our Northwest Division in January 2002. Prior to that time, Mr. Burkland served as President of B&J Industrial Supply Co., a position he has held since 1995. Mr. Burkland received his undergraduate degree from Central Washington University.

         Mr. Fuller was named President of our Northeast Division in January 2002. Mr. Fuller served as President of IDG-New England from May 1998 until December 2001. From 1991 to 1998, Mr. Fuller was President of Refco, Inc., which we acquired in May 1998. Mr. Fuller received his undergraduate degree in Ceramic Science from Pennsylvania State University.

         Mr. Hayes was named President of our Midwest Division in January 2002. Mr. Hayes served as President of our IDG-Cincinnati business unit from December 1998 to January 2002. Prior to that time, Mr. Hayes served as the Chief Executive Officer of Innovative Distributor Group, Inc. from 1991 to 1998, when we acquired that company. Mr. Hayes received his undergraduate degree from Kenyon College.

         Mr. Lingenfelter was named President of our Southern Division in January 2002. Prior to that time, Mr. Lingenfelter served as President of our IDG-Charlotte business unit from January 2001. Before that,

Mr. Lingenfelter was serving as President of The Distribution Group, Inc., one of the companies that combined to form us in 1997 and with whom he had been an executive since 1988. From 1973 to 1987, Mr. Lingenfelter served Ingersoll-Rand Company, most recently as Vice President of Sales and Marketing for its Tools Group. Mr. Lingenfelter received his undergraduate degree in Mechanical Engineering from the Indiana Institute of Technology.

CERTAIN FACTORS AFFECTING FORWARD LOOKING STATEMENTS

         From time to time, information provided by us or statements made by our directors, officers or employees may constitute "forward-looking" statements under the Private Securities Litigation Reform Act of 1995 and are subject to numerous risks and uncertainties. Any statements made in this Annual Report on Form 10-K, including any statements incorporated by reference, that are not statements of historical fact are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as "may", "will", "should", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "intends", "potential", "continue", or the negative of such terms or other comparable terminology. Forward-looking statements include our expectations with respect to growth of sales, the affect of economic conditions, the impact or operational improvements or cost reduction initiatives, operating margins and overall profitability.

         These forward-looking statements and other forward-looking statements made by us or our representatives are based on a number of assumptions and involve a number of risks and uncertainties, and, accordingly, actual results could differ materially. Factors that may cause such differences include, but are not limited to, the following:

         OUR ABILITY TO SELL OUR SERVICES AND PRODUCTS IN THE QUANTITY WE DESIRE DEPENDS HEAVILY UPON THE OPERATIONS LEVELS OF OUR CUSTOMERS AND THE ECONOMIC FACTORS THAT AFFECT THEM.

         Some of the primary markets for the products and services we sell are subject to cyclical fluctuations that generally affect demand for industrial and consumer durable goods produced by the users of MROP supplies. Consequently, the demand for our services and products has been and will continue to be influenced by most of the same national, regional, or even international economic factors that affect the demand for and production of such goods. When our customers or prospective customers reduce their production levels in response to lower demand for their products, they have less need for MROP supplies and may delay or slow (or even cancel) orders for MROP products or services.

         The current economic environment continues to be adverse for many customers to whom we have historically sold larger amounts of MROP products and services. Unless and until these economic conditions dissipate, our results of operations will continue to be adversely impacted.

         BASED ON OUR PERCEPTION OF INDUSTRY TRENDS AMONG MROP CUSTOMERS, WE ARE DEDICATING SIGNIFICANT RESOURCES TO OUR FPS PROGRAM, BUT WE CAN NOT BE CERTAIN THAT THESE INITIATIVES WILL GENERATE THE GROWTH WE ANTICIPATE AND DESIRE.

         We have recently dedicated significant resources to promote our FPS program as a strategic area for future growth. In particular, we have redirected our sales and marketing efforts towards sales of broad-based services and products through this program, rather than towards sales of particular products. This focus is based on our perception of industry trends among users of MROP products for more comprehensive solutions to their MROP requirements. If the trends that we perceive do not continue to develop, FPS sales may not grow at the levels we anticipate and desire, and our results of operations could be affected.

         In addition, we may encounter unanticipated difficulties in retraining our sales and marketing personnel to focus more broadly on the sale of FPS services to our customers, rather than focusing exclusively or primarily on direct sales of MROP products. Such difficulties could delay our anticipated growth in FPS sales.

         THE DELIVERY OF OUR SERVICES REQUIRES HIGHLY SKILLED AND SPECIALIZED EMPLOYEES WHO ARE NOT EASY TO LOCATE OR REPLACE.

         The timely provision of our high-quality services requires an adequate supply of skilled sales and customer service personnel, including the specialists whose expertise is an essential element of our customer-oriented, FPS program. Accordingly, our ability to implement solutions for our customers depends to a significant degree on our ability to employ the skilled personnel necessary to meet our marketing and servicing requirements. From time to time, we have experienced difficulty in attracting or retaining sufficient numbers of qualified personnel. As a result, our operating costs may be adversely affected by turnover in such positions. We cannot assure you that we will be able to maintain an adequately skilled sales and customer service force or that our labor expenses will not increase as a result of a shortage in the supply of such skilled personnel.

         WE RELY HEAVILY ON OUR SENIOR MANAGEMENT AND THE EXPERTISE OF MANAGEMENT PERSONNEL.

         Our operations will depend for the immediate future on the efforts of our executive officers, division presidents, and our other senior management. Our business and prospects could be adversely affected if these persons, in significant numbers, do not perform their key roles as expected, and we are unable to attract and retain qualified replacements.

         WE CONTINUE TO RELY UPON A VARIETY OF SYSTEMS FOR OUR INTERNAL MANAGEMENT INFORMATION AND RELATED FUNCTIONS, WHICH COULD ADVERSELY AFFECT OUR OPERATIONS UNTIL WE CAN IMPLEMENT OUR REGIONALIZED MANAGEMENT INFORMATION TECHNOLOGY SYSTEM.

         Until we can fully implement our regionalized management information technology system, we will continue to utilize and be dependent upon a variety of decentralized information and operating systems for many functions, such as product ordering, financial reporting and analysis, and inventory control. We may experience delays, disruptions, and unanticipated expenses as a result of that situation, which could adversely affect our internal efficiency and our ability to service customers. In any event, we will not be able to achieve the full benefit of certain contemplated operating efficiencies and competitive advantages until we have fully implemented our regionalized management information technology system.

         The implementation of our regionalized management information technology system may involve several of our business units in simultaneous information technology conversions. We may experience difficulties in conjunction with these conversions, including difficulties with data conversion from existing systems and the flow and integration of information into the new financial systems. If such difficulties occur, we may experience delays, disruptions, and unanticipated expenses, which could adversely affect our internal efficiency and our ability to service customers in a regional area.

         WE RELY ON A VARIETY OF DISTRIBUTION RIGHTS GRANTED BY OUR SUPPLIERS TO OFFER THEIR PRODUCT LINES TO OUR CUSTOMERS.

         For a substantial portion of our business, we depend on the collection of varied distribution arrangements with suppliers for certain product lines that have been established by our several operating subsidiaries in their respective geographic markets. A significant percentage of these current distribution arrangements are oral, and many of them can be terminated by the supplier immediately or upon short notice. The termination or limitation by any key supplier of its relationship with us could have a material adverse effect on our results of operations and financial condition.

         OUR INDUSTRY IS VERY COMPETITIVE, BOTH AS TO THE NUMBER AND STRENGTH OF THE DIFFERENT COMPANIES WITH WHICH WE COMPETE AND THE BUSINESS TERMS OFFERED TO POTENTIAL CUSTOMERS.

         The industrial maintenance, repair, operating, and production supplies industry is highly competitive and features numerous distribution channels, including: national, regional, and local distributors; direct mail suppliers; Internet suppliers; large catalog warehouses; and manufacturers' own sales forces. Many of our competitors are small enterprises who sell to customers in a limited geographic area, but we also compete against several large distributors that have significantly greater resources than we do. Competition with all of these distributors has increased as customers increasingly seek low-cost alternatives to traditional methods of purchasing and sources of supply by, among other things, reducing the number of their maintenance, repair, operating, and production suppliers.

         Competition in the MROP supplies industry may increase in other ways as well. First, other distributors are consolidating to achieve economies of scale and increase efficiencies. Second, new competitors, of which we are not currently aware, may emerge, further increasing competition.

         Other aspects of our industry also make it very competitive. For example, some of our competitors sell the same products we sell at lower prices than we offer. Moreover, we compete on the basis of our ability to design and implement Flexible Procurement Solutions that will enable our customers to achieve productivity improvements and reduce costs. We cannot assure you that we will be able to compete successfully.

         THE LIQUIDITY OF OUR STOCK DEPENDS HEAVILY ON OUR CONTINUED LISTING WITH THE NEW YORK STOCK EXCHANGE.

         In November 2001, we received official notice from the New York Stock Exchange (NYSE) that we were below its continued listing criterion that requires maintaining total market capitalization of not less than $15 million. We submitted a plan to achieve ongoing compliance with the NYSE's continued listing standards, which was accepted by the NYSE in December 2001 for a probationary period. As a result, shares of our common stock continue to be listed on the NYSE subject to our achievement in the future of financial and operating objectives outlined in our plan. We can not be certain that we will achieve those objectives and, if we do, there is no assurance that the NYSE will remove the probationary period or that we will sustain the minimum market capitalization requirements. The liquidity and the value of our shares could be adversely impacted if we do not achieve these objectives and the NYSE delists our stock.

ITEM 2. DESCRIPTION OF FACILITIES.

         Currently, we own eight properties and lease 50 operating properties in 57 cities in the United States for our warehouse, sales, and administrative offices. We also lease one property in one city in a foreign country. Certain property locations contain multiple operations such as a warehouse and a sales office. The facilities range in size from less than 1,000 square feet to over 120,000 square feet. Leases for the facilities expire at various periods between 2002 and 2020. The aggregate annual lease payments for real properties in 2001 were approximately $4.7 million.

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

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         Our common stock trades on the NYSE under the symbol "IDG". The following table sets forth for the periods indicated the high and low closing market prices of the common stock on the NYSE.

                                                                                 PRICE RANGE
                                                                               ----------------
                                                                               HIGH        LOW
                                                                               -----      -----
         2000
                First Quarter............................................      $3.69      $2.88
                Second Quarter...........................................      $3.06      $2.31
                Third Quarter............................................      $3.50      $2.44
                Fourth Quarter...........................................      $3.00      $1.75

         2001
                First Quarter............................................      $3.10      $1.95
                Second Quarter...........................................      $2.20      $1.80
                Third Quarter............................................      $2.15      $1.30
                Fourth Quarter...........................................      $1.59      $1.19

         2002
                First Quarter (through March 15).........................      $2.78      $1.50

         As of March 15, 2002, there were 142 holders of record of our common stock. Investors who beneficially own our common stock that is held in street name by brokerage firms or similar holders are not included in this number. Accordingly, based upon the quantities of periodic reports requested by such brokerage firms, we believe that the actual number of individual beneficial owners of our common stock exceeds 1,900.

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

ITEM 6. SELECTED FINANCIAL DATA.

         The following summary financial data as of and for the years ended December 31, 2001, 2000, 1999, 1998, and 1997 have been derived from our audited financial statements. All such financial statements reflect the requirements of the Securities and Exchange Commission's Staff Accounting Bulletin No. 97 ("SAB 97"), which deem the historical financial statements of B&J Industrial Supply Company ("B&J") -- one of the nine founding companies we acquired to commence our current operations as a combined entity (the "Combination") -- to be our historical financial statements for all periods prior to September 24, 1997, the accounting effective date of those acquisitions. As a result, our financial statements, and the following data, reflect the results of operations and financial condition of B&J combined with Continental Air Tool, Inc., Northern Tool & Supply, Inc., and Hawley Industrial Supplies, Inc., which we acquired during 1998 and are accounted for under pooling-of-interests accounting treatment (the "Pooled Companies") for the periods prior to September 24, 1997; and the results of operations and financial condition of all nine founding companies and the Pooled Companies are reflected in our financial statements and data for the period of time from and after September 24, 1997. Companies acquired during 1998 and 1999 and accounted for under the purchase method of accounting (which includes all companies acquired during 1998 and 1999 other than the Pooled Companies) are shown only for the period of time from and after our acquisition of them. Those facts account for a substantial difference in these financial data as of and for the fiscal years 1999 (and subsequent years) as compared to fiscal years 1998 and 1997; they make comparisons of the data among those periods misleading.

         This selected financial data should be read in conjunction with our audited consolidated financial statements and notes thereto, and Management's Discussion and Analysis of Financial Condition and Results of Operations, included in Item 7 of this Report.

                                                                           YEAR ENDED DECEMBER 31,
                                                   ----------------------------------------------------------------------
                                                     2001            2000            1999            1998          1997
                                                   ---------       ---------       ---------       --------      --------
                                                                             (in thousands)
STATEMENTS OF INCOME DATA:
Net sales(*)                                       $ 514,385       $ 546,681       $ 547,935       $442,062      $154,748
                                                   ---------       ---------       ---------       --------      --------
Gross profit                                         114,521         123,142         124,975        104,877        37,022
Selling, general, and administrative expenses        111,128         116,001         116,663         94,406        33,125
Unusual items                                              0          15,050           5,887              0             0
                                                   ---------       ---------       ---------       --------      --------
Operating income (loss)                                3,393          (7,909)          2,425         10,471         3,897
                                                   ---------       ---------       ---------       --------      --------
Net (loss) income                                  $  (1,358)      $  (9,612)      $  (1,889)      $  6,215      $  2,316
EPS - basic and diluted                            $   (0.16)      $   (1.11)      $   (0.22)      $   0.75      $   0.71

BALANCE SHEET DATA:
Working capital                                    $  79,907       $  94,265       $  78,148       $ 80,989      $ 81,152
Property and equipment, net                           13,077          15,446          31,538         24,619         9,910
Total assets                                         201,044         223,958         230,804        211,465       147,246
Long-term debt, including current portion             42,762          53,305          47,953         39,699        11,653
Stockholders' equity                               $ 101,135       $ 102,115       $ 112,072       $113,595      $ 99,490

--------------
(*) Net sales reflect accounting changes required by Emerging Issues Task Force pronouncement 00-10: Accounting for Shipping and Handling Fees and Costs. The pronouncement requires that amounts billed to customers as shipping and handling be classified as revenue.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         In the following discussions, most percentage and dollar amounts have been rounded to aid presentation; as a result, all such figures are approximations. References to approximations have generally been omitted.

GENERAL TRENDS AFFECTING OUR OPERATIONS

         Over the past several years, we believe the market for MROP requirements among large and middle-market companies has moved steadily towards a demand for MROP services that are customized to meet the particular needs of the customer in seeking to reduce its overall MROP costs and increase its operating efficiencies. Such services may extend well beyond the traditional supplying of MROP products on a timely basis at a favorable price.

         In connection with distributing a full line of MROP products to meet the needs of manufacturers and other industrial users, we have always offered to many of our customers a wide range of specialized services relating to product selection and applications and the customer's production processes that affect the utilization and costs of MROP supplies. We were among the leaders in offering integrated supply arrangements to customers who desired to outsource all (or the substantial portion) of their MROP procurement and management functions. Drawing upon our experiences with integrated supply and specialized services and product knowledge, we have been expanding our Flexible Procurement Solutions, or FPS, program to meet that demand for a wide variety of MROP service offerings. We believe that demand is increasing, and we have positioned our sales and marketing efforts to focus on FPS as a major business strategy. We believe the success of our FPS-focused strategy will depend in major part on the successful refocusing and training of our sales and marketing personnel as well as our successful design and implementation of MROP procurement solutions that customers desire.

         As discussed elsewhere in this Report, FPS is both a program comprising the myriad services that we offer to our customers and our approach to providing those services and MROP products, which drives our efforts to design and implement on an individualized basis the arrangement best-suited for each customer's particular needs. Our historical integrated supply offerings now represent points along the spectrum of services that we offer customers as part of our FPS program. While FPS sales and marketing is now our major strategic focus, we will continue to focus substantial attention on traditional or direct sales of MROP products from stock or on a special order basis. Direct and special order sales have historically been our principal source of revenue, and we expect that they will remain a source of substantial revenue, even as we increase our FPS sales.

         A summary review of our sales results for the past three years reflects the trend we see with respect to the demand for FPS services among our MROP customers, which we believe supports our recognition of a trend within the industry generally. Our total sales for 2001, 2000, and 1999 were $514.4 million, $546.7 million, and $547.9 million, respectively. Of these amounts, FPS sales (including sales pursuant to integrated supply arrangements) have increased steadily as a percentage of total sales, as reflected in the following table. Our management expects the upward trend in FPS sales to continue for the foreseeable future.

                                                                        Year Ended December 31,
                                               ------------------------------------------------------------------------
                                                        2001                     2000                    1999
                                               ----------------------   ----------------------   ----------------------
                                               Net Sales   % of Total   Net Sales   % of Total   Net Sales   % of Total
                                               ---------   ----------   ----------  ----------   ---------   ----------
                                                                         (dollars in millions)
FPS Sales, including integrated supply           $224.5        43.6%      $209.0        38.2%      $198.2        36.2%
Traditional Sales, including special orders       289.9        56.4        337.7        61.8        349.7        63.8
                                                 ------       -----       ------       -----       ------       -----
Total Net Sales                                  $514.4       100.0%      $546.7       100.0%      $547.9       100.0%
                                                 ======       =====       ======       =====       ======       =====

CERTAIN EFFECTS OF OUR INCREASING FPS SALES

         As our FPS sales increase, especially as a percentage of aggregate sales relative to direct sales, we will experience some change in certain factors by which we assess our operating results. For example, integrated supply arrangements typically have lower operating margins in the implementation phase, because we expense on a current basis the start-up costs we incur to design and implement the necessary procedures (and place required equipment or personnel onsite at the customers' locations). The operating margins generally increase over the term of the arrangements, however, as our costs are reduced and revenues from the customers increase. To a lesser extent than with integrated supply arrangements, we may experience similar effects in connection with other FPS services arrangements. We believe that our overall operating margin achieved on FPS sales is and will remain consistent with our objectives for profitability.

         In FPS arrangements in which we become the exclusive or primary supplier of a large volume of MROP products to a customer (as occurs with an integrated supply contract), we typically offer volume discounts on products to the customer as part of the overall arrangement to achieve mutually beneficial results for the customer and us. These product discounts will yield a slightly lower gross margin from FPS sales relative to traditional direct sales. On the other hand, we believe that our selling, general and administrative expenses as a percentage of sales decrease over time with respect to each long-term FPS arrangement with a customer, which favorably affects our operating margin on FPS sales to the customer. Moreover, we believe the overall impact of such FPS sales on our operations enhances profitability.

         As a result of factors such as the above, we may experience changes relative to prior years in measures such as (1) our cost of sales as a percentage of net sales and (2) our selling, general and administrative expenses as a percentage of net sales, both as a result of adding new FPS customers and increasing the volume of FPS sales relative to traditional direct sales. In some cases, the volume of our overall business during a period of time may mask the change. We believe that occurred to some extent in

2001 with respect to selling, general and administrative expenses as a percentage of net sales, when our lower volume of business masked the otherwise favorable impact that both our costs saving initiatives and our increased level of FPS sales would have had on selling, general and administrative expenses as a percentage of net sales. We believe that, when and if economic conditions in the MROP industry improve and our overall volume of business increases, our strategic focus on increasing the level of our FPS sales will yield favorable results as to both of the above measures, as well as improve our profitability.

RESULTS OF OPERATIONS

         The following table sets forth a summary of our operating data and shows this data as a percentage of net sales for the periods indicated:

                                                                Year Ended December 31,
                             -------------------------------------------------------------------------------------
                                       2001                           2000                           1999
                             -----------------------       ------------------------        -----------------------
                                                                 (dollars in thousands)
Net Sales(*)                 $514,385          100.0%      $546,681           100.0%       $547,935          100.0%
Cost of Sales                 399,864           77.7        423,539            77.5         422,960           77.2
                             --------          -----       --------           -----        --------          -----
Gross Profit                  114,521           22.3        123,142            22.5         124,975           22.8
Selling, General, and
Administrative Expenses       111,128           21.6        116,001            21.2         116,663           21.3
                             --------          -----       --------           -----        --------          -----
Unusual Items                       0            0.0         15,050             2.7           5,887            1.1
                             --------          -----       --------           -----        --------          -----
Operating Income (Loss)      $  3,393            0.7%      $ (7,909)           (1.4)%      $  2,425            0.4%
                             ========          =====       ========           =====        ========          =====

--------------
(*) Net sales reflect accounting changes required by Emerging Issues Task Force pronouncement 00-10: Accounting for Shipping and Handling Fees and Costs. The pronouncement requires that amounts billed to customers as shipping and handling be classified as revenue.

         2001 COMPARED TO 2000

         Net sales decreased $32.3 million, or 5.9%, from $546.7 million in 2000 to $514.4 million in 2001. Throughout 2001 (and with increasing severity as the year progressed), our sales were adversely affected by production curtailments, layoffs, and plant closures across our customer base as customers adapted to the softness in the economy. These developments with our customers reduced their demands for MROP products because the customers reduced their production levels in response to lower demands for their goods. Growth in the FPS area of our business partially offset the sales reduction due to economic conditions. While our existing FPS customers were also impacted by capacity reductions in 2001, total FPS sales increased 7.4% compared to 2000, from $209.0 million to $224.5 million for 2001 due to new customer accounts. Moreover, only a minor portion of that increase reflects former direct sales to existing customers who converted to an FPS arrangement.

         Cost of sales decreased $23.7 million, or 5.6%, from $423.5 million in 2000 to $399.9 million in 2001. As a percentage of net sales, however, cost of sales increased slightly from 77.5% in 2000 to 77.7% in 2001. The increase in cost of sales as a percentage of sales is attributable in part to competitive pricing pressures as all MROP suppliers faced a declining demand due to the economic conditions adversely affecting our industry. Also, during 2001, we increased our inventory reserves by approximately $0.7 million. However, for the reasons discussed above under "General", the substantial increase in our FPS sales in 2001 with the associated lower gross margin percentages contributed to the relatively higher cost of sales as a percentage of sales.

         Selling, general, and administrative expenses decreased $4.9 million, or 4.2%, from $116.0 million in 2000 to $111.1 million in 2001. As a percentage of sales, however, selling, general, and administrative expenses increased slightly from 21.2% in 2000 to 21.6% in 2001. The decrease in selling, general, and administrative expenses as an absolute amount is due to the impact of our headcount, cost reduction initiatives, and lower selling costs. Personnel costs decreased $5.3 million, after severance charges of $0.9 million, in comparison to 2000. A major part of this reduction came from our total headcount decreasing 10.3% over the course of 2001. Additionally, we implemented a company-wide furlough program in September 2001 that resulted in a $1.7 million reduction in personnel costs in 2001. Our other cost reduction initiatives included concerted efforts to reduce ongoing operating and variable costs. The savings from these initiatives were partially offset by a $0.9 million increase in bad debt expense over the prior period. The increase in bad debt expense (which is largely attributable to the financial pressures on customers from the general economic conditions previously in 2001), along with the decrease in our net sales for 2001, account for the slight increase in selling, general and administrative expenses as a percentage of net sales. We believe that our past and ongoing initiatives will permit us to achieve selling, general and administrative expense levels in the future that will enhance profitability as we implement our FPS business strategy.

         Operating income increased $11.3 million, or 142.9%, from a loss of $7.9 million in 2000 to income of $3.4 million in 2001. This result is primarily attributable to the facts that, during 2000, we incurred unusual items of $15.1 million related to the abandonment of our Enterprise Resource Planning ("ERP") project and executive separation costs, and we did not incur any unusual items in 2001.

         2000 COMPARED TO 1999

         Net sales decreased $1.3 million, or 0.2%, from $547.9 million in 1999 to $546.7 million in 2000. Higher interest rates and energy costs negatively impacted our customers in the automobile, trucking, manufactured housing, and aluminum industries during 2000. Growth in the integrated supply area of our business (which is now part of our overall Flexible Procurement Solutions program) partially offset the industry-specific economic conditions.

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

         Selling, general, and administrative expenses decreased $0.7 million or 0.6% from $116.7 million in 1999 to $116.0 million in 2000. During 2000, we made a concerted effort to reduce operating costs. Additionally, we achieved a reduction in selling, general, and administrative expenses due to the closure of six operating facilities. Increased expenses associated with the implementation of our new health insurance plan partially offset these savings.

         During 2000, we incurred unusual items of $15.1 million in the fourth quarter related to the abandonment of our ERP project and executive separation costs. During 1999, we incurred $5.9 million in unusual charges, of which $4.4 million related to settlement of the dissenting shareholder lawsuit. The remaining $1.5 million of the unusual charge related to executive separation, the closing of the Chevy Chase, Maryland office, and a write-off of non-realizable acquisition costs.

         Operating income decreased $10.3 million, or 426.1%, from income of $2.4 million in 1999 to a loss of $7.9 million in 2000, primarily as a result of the unusual items discussed above. Operating income as a percentage of net sales decreased, from 0.4% in 1999 to (1.4%) in 2000, also reflecting such effects.

LIQUIDITY AND CAPITAL RESOURCES

         CAPITAL AVAILABILITY AND REQUIREMENTS

         As of January 31, 2002, we had $0.3 million of cash and cash equivalents, an additional $79.5 million of working capital, and an aggregate of $58.1 million of borrowing capacity under our revolving credit facility for $100 million with a syndicate of commercial banks (the "Credit Facility"). At December 31, 2001, these amounts were $0.5 million, $79.4 million, and $58.0 million, respectively.

         Our Credit Facility, which we entered into on December 22, 2000 and expires on March 31, 2004, may be used for operations and acquisitions, and provides $5 million for swinglines and $10 million for letters of credit. Amounts outstanding under the Credit Facility bear interest at either the lead bank's corporate rate or LIBOR, plus applicable margins, as we may select from time to time. We incur a fee between 25 and 37.5 basis points on the average daily-unused capacity during the term. Assets of all our subsidiaries secure the Credit Facility. We are also subject to certain financial covenants regarding fixed charges coverage, capital expenditures, and tangible net worth, which could affect our borrowing base under the Credit Facility. On August 1, 2001, we amended our Credit Facility. The amendment, among other things, eased certain financial covenants and increased pricing on borrowings to reflect current market conditions. We are presently in compliance with all such covenants and anticipate that we will remain in compliance with the covenants.

         The table below outlines our contractual cash obligations, excluding interest, as they come due.

----------------------------------------------------------------------------------------------------------------
                                                               Payments Due by Period
----------------------------------------------------------------------------------------------------------------
Contractual Obligations       Total         2002        2003         2004       2005         2006      Thereafter
----------------------------------------------------------------------------------------------------------------
Long Term Debt
including Capital Lease
Obligations                  $42,762      $   747      $  644      $39,824      $  228      $  201      $ 1,118
----------------------------------------------------------------------------------------------------------------

Operating Leases (a)         $40,117      $ 7,202      $6,111      $ 3,457      $3,106      $3,099      $17,142
----------------------------------------------------------------------------------------------------------------

Obligations under the
Premium Finance
Arrangement(b)               $ 4,615      $ 3,718      $  897      $     0      $    0      $    0      $     0
----------------------------------------------------------------------------------------------------------------
Total Contractual Cash
Obligations                  $87,494      $11,667      $7,652      $43,281      $3,334      $3,300      $18,260
----------------------------------------------------------------------------------------------------------------

         (a) Included in operating leases is a commitment for the payments due for the remaining term of the leases associated with ERP project that was abandoned in 2000. The full amount of this commitment is recorded on the balance sheet at December 31, 2001 as a current liability of $1,892 and a long-term liability of $1,595.

         (b) In 2000, we made a $10.8 million payment in settlement of the dissenter's rights lawsuit involving a subsidiary that was one of our founding companies. That payment was financed through a premium financing arrangement with one of our insurance carriers that provided us $11.0 million of financing that we used to make the $10.8 million payment and to pay other obligations associated with that settlement. This premium is being financed through the insurance carrier over a period of thirty-six months commencing April 2000.

         In addition to the contractual cash obligations noted above, we have outstanding standby letters of credit in the amount of $2.4 million. These standby letters of credit renew annually. At each annual renewal, we expect the total amount of the commitment under the existing standby letters of credit to decrease. The table below outlines commitment expiration per period.

---------------------------------------------------------------------------------------------------------------------
                                                            Amount of Commitment Expiration per Period
---------------------------------------------------------------------------------------------------------------------
                               Total amount      2002        2003        2004       2005        2006      Thereafter
                                committed
---------------------------------------------------------------------------------------------------------------------
Standby Letters of Credit        $2,404         $ 189       $ 206       $ 209       $ 212       $ 215       $1,373
---------------------------------------------------------------------------------------------------------------------

         Our principal ongoing capital requirements at the present time are for servicing our outstanding debt as reflected in the above tables, carrying inventory and accounts receivable, and purchasing and upgrading information technology and equipment. We believe that cash flow from operations and the use of available capacity under our Credit Facility will be adequate to meet our obligations set forth above and to fund both our current operations and anticipated internal expansion for at least the current year. However, the indefinite continuation of the economic down cycle that prevailed during 2001 could begin to have a material impact on cash flow from operations and our ability to meet covenant requirements, which could restrict our access to funds in the near term. In addition, a reduction in working capital associated with such an indefinite continuation of these economic conditions could limit our ability to borrow under our Credit Facility, which could have a material adverse effect on our operations. We do not believe our business will experience any such results. We also believe we have streamlined and restructured our operations both to withstand the effects on us from the current economic conditions and to strengthen our liquidity position as well as our overall operating performance when and if the economy begins to improve for our customer base.

         We may consider a strategic acquisition opportunity if presented; in such case, cash financing would probably be necessary and we may need approval from our current lenders or access to other capital sources, which might not be available.

         ANALYSIS OF CASH FLOWS

         On an historical basis, net cash provided by (used in) operating activities for fiscal years 2001, 2000 and 1999 was $14.6 million, ($3.8 million), and $0.2 million, respectively. The change from 2000 to 2001 was due to the improved management of accounts receivable and inventory in addition to a decline in business activity. Further, during 2001 we received $3.4 million in federal income tax refunds. The change from 1999 to 2000 was due to an increase in current assets and a decrease in trade payables and accrued liabilities.

         Net cash used in investing activities for fiscal years 2001, 2000 and 1999 was $0.4 million, $6.4 million, and $11.4 million, respectively. During 2001, cash used in investing activities was primarily for the purchase of property and equipment. Cash used in investing activities decreased from 2000 to 2001 primarily because 2000 included a $10.8 million payment made in settlement of the dissenter's rights lawsuit involving a subsidiary that was one of our founding companies. On the other hand, 2000 included our receipt of $7.7 million of proceeds from the sale of a building in a transaction accounted for as a sale-leaseback. During 1999, property and equipment additions included expenditures for a building that was subsequently sold in 2000 in the sale-leaseback transaction noted above. In addition to the above developments, the change from 1999 to 2000 also reflects the halt in 2000 of capital expenditures related to our subsequently abandoned ERP project.

         Net cash (used in) provided by financing activities for fiscal years 2001, 2000 and 1999 was ($17.4 million), $13.0 million, and $10.7 million, respectively. The decrease in cash provided by financing activities from 2000 to 2001 primarily reflects the net repayment of $9.8 million under our Credit Facility in 2001 from available cash flow. Additionally, in 2000, we entered into a premium financing arrangement with one of our insurance carriers that provided us $11.0 million of financing that we used to make the $10.8 million payment to the dissenting shareholder and pay other obligations associated with that settlement. This premium is being financed through the insurance carrier over a period of thirty six months commencing

April 2000. The increase from 1999 to 2000 was due to the proceeds from the premium finance arrangement, net of payments, offset partially by a reduction in borrowings on our Credit Facility.

CERTAIN ACCOUNTING POLICIES AND ESTIMATES

         EVALUATION OF THE RECOVERY OF GOODWILL

         We have recorded goodwill from prior business combinations amounting to approximately $50.1 million at December 31, 2001. Goodwill is presently being amortized using a straight-line method over 40 years. For the years ended December 31, 2001, 2000, and 1999, the amount of goodwill amortization included in our consolidated statements of operations was $1.3 million in each of the three years.

         Our current accounting policy for evaluating the recoverability of goodwill is based upon management's estimates of the future undiscounted cash flows attributable to the acquired business as compared to the carrying value of the corresponding goodwill and other long-lived assets. Management's estimates of the undiscounted cash flows are based upon factors such as projected future sales, price increases, and other uncertain elements requiring significant judgments. In connection with performing this impairment evaluation at December 31, 2001, we did not identify any goodwill considered to be impaired.

         Effective January 1, 2002, we will adopt Statement of Financial Accounting Standard No. 142, "Goodwill and Intangible Assets" ("Statement 142"). Statement 142 requires companies to discontinue the amortization of goodwill and to apply an impairment only approach. This new approach requires the use of valuation techniques and methodologies significantly different than the present undiscounted cash flow policy that we currently follow.

         In connection with the adoption of Statement 142, our conclusions about the valuation and recoverability of goodwill may change. The impairment only approach may result in impairment charges and reductions in the carrying amount of goodwill on the balance sheet upon adoption. Subsequent to the initial adoption of Statement 142, the impairment only approach may also have the affect of increasing the volatility of our earnings if additional goodwill impairment occurs at a future date.

         We will apply SFAS No. 142 beginning in the first quarter of 2002. Application of the nonamortization provisions of SFAS No. 142 is expected to result in an increase in net income of $1,289,000 ($0.15 per share) per year. We will test goodwill for impairment using the two-step process prescribed in SFAS No. 142. The first step is a screen for potential impairment, while the second step measures the amount of the impairment, if any. We expect to perform the first of the required impairment tests of goodwill as of January 1, 2002 in the first quarter of 2002. Based on the steps we have taken to prepare for the adoption of SFAS No. 142, it is likely that most if not all of the goodwill will be impaired using the impairment test required by SFAS No. 142. Any impairment loss that is required to be recognized when adopting SFAS No. 142 will be reflected as the cumulative effect of a change in accounting principle in the first quarter of 2002. We have not yet determined the amount of the potential impairment loss, as SFAS No. 142 requires a measurement date of January 1, 2002. We plan to complete the measurement of the impairment loss in the first quarter of 2002.

         ALLOWANCE FOR DOUBTFUL ACCOUNTS - METHODOLOGY

         An allowance for uncollectible accounts has been established based on our collection experience and an assessment of the collectibility of specific accounts. We evaluate the collectibility of accounts receivable based on a combination of factors. Initially, we estimate an allowance for doubtful accounts as a percentage of accounts receivable based on historical collections experience. This initial estimate is periodically adjusted when we become aware of a specific customer's inability to meet its financial obligations (e.g., bankruptcy filing) or as a result of changes in the overall aging of accounts receivable. We do not believe our estimate of the allowance for doubtful accounts is likely to be adversely affected by any individual customer, since we have no individually significant customers.

         INVENTORIES - SLOW MOVING AND OBSOLESCENCE

         In connection with certain contracts, we maintain certain special inventories for specific customers' needs. In certain contracts, the customers are required to purchase the special inventory at the point in time in which the inventory reaches a certain age. However, for other customer relationships and inventories, we are not protected by our customer from the risk of inventory loss. In such cases, we rely on available return privileges with vendors, if any. Therefore, in determining the net realizable value of inventories, we identify slow moving or obsolete inventories that (1) we are not protected by our customer agreements from risk of loss, and (2) are not eligible for return under various vendor return programs. Based upon these factors, we estimate the net realizable value of inventories and record any necessary adjustments as a charge to cost of sales. If our inventory return privileges were discontinued in the future, or if customers were unable to honor the provisions of certain contracts which protect us from inventory losses, our risk of loss associated with obsolete or slowing moving inventories would increase. Our reserve for obsolete and slowing moving inventories was approximately $7.4 million and $8.6 million at December 31, 2001 and 2000, or 10.6% and 11.1% of gross inventories, respectively.

         DEFERRED INCOME TAX ASSETS

         We currently have significant deferred tax assets, which are subject to periodic recoverability assessments. The realization of our deferred tax assets is principally dependent upon our being able to generate sufficient future taxable income in certain tax jurisdictions. The factors used to assess the likelihood of realization are our forecast of future taxable income, which is based upon estimates and assumptions, and available tax planning strategies that could be implemented to realize the net deferred tax assets on the basis of the improved operating results in the third and fourth quarters of 2001 and the projections for continuing improvement, we believe it is more likely than not that our future operations will generate sufficient taxable income to realize the deferred tax assets. If these estimates and related assumptions change in the future, we may be required to record a valuation allowance against our deferred tax assets resulting in additional income tax expense in our consolidated statement of operations. We evaluate the realizability and appropriateness of its deferred tax assets and liabilities quarterly and assess the need for any valuation allowance against deferred tax assets.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         We believe that our exposures to market risks are immaterial. We hold no market risk sensitive instruments for trading purposes. At present, we do not employ any derivative financial instruments, other financial instruments, or derivative commodity instruments to hedge any market risk, and we have no plans to do so in the future. To the extent we have borrowings outstanding under our Credit Facility, we are exposed to interest rate risk because of the variable interest rate under the facility.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         The information required to be provided by this item is found on pages F-1 through F-21 of this Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         Effective July 23, 2001, the Audit Committee of the Board of Directors engaged the accounting firm of Ernst & Young LLP as independent auditors for the year ending December 31, 2001. Arthur Andersen LLP was dismissed effective July 23, 2001. The change was recommended by our management and approved by our Audit Committee of the Board of Directors.

         During the two most recent fiscal years and subsequent interim period preceding the date of this report, there were no disagreements with Arthur Andersen LLP on any matter of accounting principles or practices, financial statement disclosure, auditing scope or procedure, or any reportable events.

         The report of Arthur Andersen LLP on our financial statements for the two years ending December 31, 2000 contained no adverse opinion or disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principles.

         We did not consult with Ernst & Young LLP during the two years ended December 31, 2000 or subsequent interim period prior to July 23, 2001 on either the application of accounting principles or type of opinion Ernst & Young LLP might issue on our financial statements.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         The information contained under the heading "Election of Directors" in the definitive Proxy Statement to be used in connection with the solicitation of proxies for the Company's 2002 Annual Meeting of Stockholders, to be filed with the Commission, is incorporated herein by reference. Pursuant to instruction 3 to paragraph (b) of Item 401 of Regulation S-K, information relating to the executive officers of the Company is included in Item 1 of this Report.

ITEM 11. EXECUTIVE COMPENSATION.

         The information contained under the heading "Executive Compensation" in the definitive Proxy Statement to be used in connection with the solicitation of proxies for the Company's 2002 Annual Meeting of Stockholders, to be filed with the Commission, is incorporated herein by reference. In no event shall the information contained in the Proxy Statement under the heading "Stockholder Return Performance Graph" be deemed incorporated herein by such reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The information contained under the heading "Voting Securities and Principal Stockholders" in the definitive Proxy Statement to be used in connection with the solicitation of proxies for the Company's 2002 Annual Meeting of Stockholders, to be filed with the Commission, is incorporated herein by reference. For purposes of determining the aggregate market value of the Company's voting stock held by nonaffiliates, shares held by all directors and executive officers of the Company have been excluded. The exclusion of such shares is not intended to, and shall not, constitute a determination as to which persons or entities may be "affiliates" of the Company as defined by the Commission.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         The information contained under the heading "Certain Transactions" in the definitive Proxy Statement to be used in connection with the solicitation of proxies for the Company's 2002 Annual Meeting of Stockholders, to be filed with the Commission, is incorporated herein by reference.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a) The following financial statements and notes thereto are filed as part of this Report:

1.       Financial Statements

         Report of Independent Auditors (Ernst & Young LLP).
         Report of Independent Public Accountants (Arthur Andersen LLP). Consolidated Balance Sheets as of December 31, 2001 and 2000. Consolidated Statements of Operations for the years ended December 31,
              2001, 2000, and 1999.
         Consolidated Statements of Stockholders' Equity for the years ended
              December 31, 2001, 2000, and 1999.
         Consolidated Statements of Cash Flows for the years ended December 31,
              2001, 2000, and 1999.
         Notes to Consolidated Financial Statements and Schedule as of December
              31, 2001 and 2000 and for the years ended December 31, 2001, 2000, and 1999.

2.       Financial Statement Schedules

         Schedule II - Valuation and Qualifying Accounts

              All other schedules have been omitted because the information required is either included in the financial statements or notes or is not required.

(b)      Reports on Form 8-K

         The Company did not file any reports on Form 8-K during the last quarter of the fiscal year ended December 31, 2001.

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

4.1         Form of Common Stock Certificate of the Company (filed as Exhibit
            4.1 of the Company's Registration Statement on Form 8-A (File No.
            001-13195) on August 31, 2000 is hereby incorporated by reference)

4.2         Certificate of Designation (filed as Exhibit 4.2 of the Company's
            Current Report on Form 8-K (File No. 001-13195) is hereby incorporated by reference)

(*)10.1(a)  Industrial Distribution Group, Inc. Stock Incentive Plan (filed as
            Exhibit 10.5 of the Company's Registration Statement on Form S-1
            (File No. 333-36233) is hereby incorporated by reference)

(*)10.1(b)  Amendment No. 1 to Industrial Distribution Group, Inc. Stock
            Incentive Plan (filed as Exhibit 10.5b) of the Company's Annual
            Report on Form 10-K (File No. D01-131950) on March 31, 1999 is hereby incorporated by reference)

(*)10.2 Form of Indemnification Agreement entered into between the Company and each of the executive officers and directors of the Company
            (filed as Exhibit 10.9 of the Company's Registration Statement on
            Form S-1 (File No. 333-36233) is hereby incorporated by reference)

10.3        Lease Agreement dated July 30, 1998 by and between Andrew B. and
            Stephanie A. Shearer and Shearer Industrial Supply Co. (filed as
            Exhibit 10.12 of the Company's Registration Statement on Form S-1
            (File No. 333-51851) is hereby incorporated by reference)

(*)10.4     Industrial Distribution Group, Inc. Management Incentive Program
            (filed as Exhibit 10.14 of the Company's Annual Report on Form 10-K
            (File No. 001-13195) on March 31, 1999 is hereby incorporated by reference)

10.5 Credit Agreement dated December 22, 2000 by and between the Company, the lenders listed therein, and First Union National Bank (filed as Exhibit 10.6 of the Company's Annual Report on Form 10-K (File No.
            001-13195) on March 28, 2001 is hereby incorporated by reference)

10.5(b)     Credit Agreement Amendment dated August 1, 2001 by and between the
            Company, the lenders listed therein, and First Union National Bank

10.6 Rights Agreement dated as of August 28, 2000 by and between the Company and American Stock Transfer & Trust Company (filed as
            Exhibit 10.1 of the Company's Registration Statement on Form 8-A
            (File No. 001-13195) on August 31, 2000 is hereby incorporated by reference)

21.1        Subsidiaries of the Company

23.1        Consent of Ernst & Young LLP

23.2        Consent of Arthur Andersen LLP

(*) Management contract or compensatory plan or arrangement required to be filed as an exhibit.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(a) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Atlanta, State of Georgia, on the 29th day of March, 2002.

                                    INDUSTRIAL DISTRIBUTION GROUP, INC.



                                    By: /s/ Andrew B. Shearer
                                        ---------------------------------------
                                        Andrew B. Shearer
                                        President and Chief Executive Officer


           SIGNATURE                                            POSITION
           ---------                                            --------


/s/ Andrew B. Shearer                       President, Chief Executive Officer, and Director
--------------------------------------      (Principal Executive Officer)
Andrew B. Shearer


/s/ Jack P. Healey                          Senior Vice President, Chief Financial Officer, and
--------------------------------------      Secretary (Principal Financial and Accounting Officer)
Jack P. Healey



/s/ Richard M. Seigel                       Chairman of the Board
--------------------------------------
Richard M. Seigel



/s/ David K. Barth                          Director
--------------------------------------
David K. Barth



/s/ William J. Burkland                      Director
--------------------------------------
William J. Burkland


/s/ William R. Fenoglio                      Director
--------------------------------------
William R. Fenoglio



/s/ William T. Parr                          Director
--------------------------------------
William T. Parr



/s/ George L. Sachs, Jr.                     Director
--------------------------------------
George L. Sachs, Jr.

                          INDEX TO FINANCIAL STATEMENTS


Report of Independent Auditors (Ernst & Young LLP - 2001).....................................................       F-2
Report of Independent Public Accountants (Arthur Andersen LLP - 2000 and 1999)................................       F-3
Consolidated Balance Sheets at December 31, 2001 and 2000.....................................................       F-4
Consolidated Statements of Operations for the Years Ended December 31, 2001, 2000, and 1999...................       F-5
Consolidated Statements of Stockholders' Equity for the Years Ended December 31, 2001, 2000, and 1999.........       F-6
Consolidated Statements of Cash Flows for the Years Ended December 31, 2001, 2000, and 1999...................       F-7
Notes to Consolidated Financial Statements and Schedule for the Years Ended
   December 31, 2001, 2000, and 1999..........................................................................       F-8
Schedule II - Valuation and Qualifying Accounts...............................................................      F-21

                         REPORT OF INDEPENDENT AUDITORS


To the Stockholders and Board of Directors of Industrial Distribution Group, Inc.:

We have audited the accompanying consolidated balance sheet of INDUSTRIAL DISTRIBUTION GROUP, INC. (a Delaware corporation) AND SUBSIDIARIES as of December 31, 2001 and the related consolidated statements of operations, stockholders' equity, and cash flows for the year ended December 31, 2001. Our audit also included the financial statement schedule listed in the Index at Item 14(a). These consolidated financial statements and the schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and the schedule based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 2001 financial statements referred to above present fairly, in all material respects, the consolidated financial position of Industrial Distribution Group, Inc. and subsidiaries as of December 31, 2001, and the consolidated results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth there in.



/s/ ERNST & YOUNG LLP

Atlanta, Georgia
February 22, 2002

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Stockholders and Board of Directors of Industrial Distribution Group, Inc.:

We have audited the accompanying consolidated balance sheet of INDUSTRIAL DISTRIBUTION GROUP, INC. (a Delaware corporation) AND SUBSIDIARIES as of December 31, 2000 and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the two years in the period ended December 31, 2000. These consolidated financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and the schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Industrial Distribution Group, Inc. and subsidiaries as of December 31, 2000 and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. Schedule II is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule, as it relates to the financial information for each of the two years in the period ended December 31, 2000, has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states, in all material respects, the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.



/s/ ARTHUR ANDERSEN LLP

Atlanta, Georgia
March 16, 2001

                       INDUSTRIAL DISTRIBUTION GROUP, INC.
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                           DECEMBER 31, 2001 AND 2000
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                                2001            2000
                                                                                              --------        ---------
                                                         ASSETS

CURRENT ASSETS:
   Cash and cash equivalents .........................................................        $    476        $   3,690
   Accounts receivable, net ..........................................................          59,747           64,705
   Inventories, net ..................................................................          61,907           68,518
   Deferred tax assets ...............................................................           6,786            7,586
   Prepaid and other current assets ..................................................           6,042            9,923
                                                                                              --------        ---------
   Total current assets ..............................................................         134,958          154,422
PROPERTY AND EQUIPMENT, NET ..........................................................          13,077           15,446
INTANGIBLE ASSETS, NET ...............................................................          50,766           52,204
DEFERRED TAX ASSETS ..................................................................             701              345
OTHER ASSETS .........................................................................           1,542            1,541
                                                                                              --------        ---------
   Total assets ......................................................................        $201,044        $ 223,958
                                                                                              ========        =========

                                           LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Current portion of long-term debt .................................................        $    747        $     789
   Book overdraft ....................................................................           4,873            8,230
   Accounts payable ..................................................................          37,644           38,536
   Accrued compensation ..............................................................           1,572            2,419
   Current portion of management liability insurance .................................           3,718            3,718
   Other accrued liabilities .........................................................           6,497            6,465
                                                                                              --------        ---------
      Total current liabilities ......................................................          55,051           60,157
LONG-TERM DEBT, NET OF CURRENT PORTION ...............................................          42,015           52,516
OTHER LONG-TERM LIABILITIES ..........................................................           2,843            9,170
                                                                                              --------        ---------
      Total liabilities ..............................................................          99,909          121,843
                                                                                              --------        ---------
COMMITMENTS AND CONTINGENCIES (NOTE 10)
STOCKHOLDERS' EQUITY:
   Preferred stock, $.10 par value per share; 10,000,000
      shares authorized, no shares issued or outstanding in 2001 and 2000 ............               0                0
   Common stock, $.01 par value per share; 50,000,000 shares authorized,
      8,724,184 shares issued and outstanding in 2001, 8,493,360 issued
      and 8,486,587 shares outstanding in 2000 .......................................              87               85
   Additional paid-in capital ........................................................          97,579           97,293
   Retained earnings .................................................................           3,469            4,827
   Treasury stock, at cost (0 and 6,773 shares in 2001 and 2000, respectively) .......               0              (90)
                                                                                              --------        ---------
      Total stockholders' equity .....................................................         101,135          102,115
                                                                                              --------        ---------
      Total liabilities and stockholders' equity .....................................        $201,044        $ 223,958
                                                                                              ========        =========

              The accompanying notes are an integral part of these
                          consolidated balance sheets.

                       INDUSTRIAL DISTRIBUTION GROUP, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

              FOR THE YEARS ENDED DECEMBER 31, 2001, 2000, AND 1999
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                  2001                 2000               1999
                                                               -----------         -----------         -----------
NET SALES .............................................        $   514,385         $   546,681         $   547,935
COST OF SALES .........................................            399,864             423,539             422,960
                                                               -----------         -----------         -----------
   Gross profit .......................................            114,521             123,142             124,975
SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES .........            111,128             116,001             116,663
UNUSUAL ITEMS .........................................                  0              15,050               5,887
                                                               -----------         -----------         -----------
   Operating income (loss) ............................              3,393              (7,909)              2,425
INTEREST EXPENSE ......................................              4,449               4,862               3,514
INTEREST INCOME .......................................                (31)                (49)                (78)
OTHER INCOME, NET .....................................                (14)               (127)                (80)
                                                               -----------         -----------         -----------
LOSS BEFORE EXTRAORDINARY ITEM AND
   INCOME TAXES .......................................             (1,011)            (12,595)               (931)
PROVISION (BENEFIT) FOR INCOME TAXES ..................                347              (3,183)                688
                                                               -----------         -----------         -----------
LOSS BEFORE EXTRAORDINARY ITEM ........................             (1,358)             (9,412)             (1,619)
EXTRAORDINARY LOSS ON EARLY EXTINGUISHMENT
   OF DEBT, net of tax benefit ........................                  0                 200                 270
                                                               -----------         -----------         -----------
NET LOSS ..............................................        $    (1,358)        $    (9,612)        $    (1,889)
                                                               ===========         ===========         ===========
EARNINGS PER COMMON SHARE:
   Basic and Diluted
      Loss before extraordinary item ..................        $     (0.16)        $     (1.09)        $     (0.19)
      Extraordinary item ..............................              (0.00)              (0.02)              (0.03)
                                                               -----------         -----------         -----------
      Net loss ........................................        $     (0.16)        $     (1.11)        $     (0.22)
                                                               ===========         ===========         ===========

WEIGHTED AVERAGE SHARES:
   Basic and diluted ..................................          8,650,839           8,642,580           8,566,517
                                                               ===========         ===========         ===========

 The accompanying notes are an integral part of these consolidated statements.

                       INDUSTRIAL DISTRIBUTION GROUP, INC.
                                AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

              FOR THE YEARS ENDED DECEMBER 31, 2001, 2000, AND 1999
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                          COMMON STOCK         ADDITIONAL
                                                      ---------------------      PAID-IN       RETAINED    TREASURY
                                                        SHARES       AMOUNT      CAPITAL       EARNINGS      STOCK        TOTAL
                                                      ----------     ------    ----------      --------    --------     ---------
BALANCE, DECEMBER 31, 1998 ......................      8,484,953      $  85      $ 97,272      $ 16,328      $ (90)     $ 113,595
   Cancellation and retirement of shares
     held in escrow .............................        (19,360)         0          (345)            0          0           (345)
   Sale of shares through employee stock
     purchase plan ..............................        132,592          1           527             0          0            528
   Issuance of shares for management
     incentive program ..........................         43,646          1           182             0          0            183
   Net loss .....................................              0          0             0        (1,889)         0         (1,889)
                                                      ----------      -----      --------      --------      -----      ---------
BALANCE, DECEMBER 31, 1999 ......................      8,641,831         87        97,636        14,439        (90)       112,072
   Purchase and retirement of
     treasury stock .............................       (442,498)        (5)       (1,100)            0          0         (1,105)
   Sale of shares through employee
     stock purchase plan ........................        192,851          2           468             0          0            470
   Issuance of shares for management
     incentive program ..........................         22,564          0            54             0          0             54
   Issuance of common stock as contingent
     consideration for acquired companies .......         82,133          1           249             0          0            250
   Other share cancellations ....................         (3,521)         0           (14)            0          0            (14)
   Net loss .....................................              0          0             0        (9,612)         0         (9,612)
                                                      ----------      -----      --------      --------      -----      ---------
BALANCE, DECEMBER 31, 2000 ......................      8,493,360         85        97,293         4,827        (90)       102,115
   Issuance of shares pursuant to executive
     restricted stock agreement .................         25,000          0            63             0          0             63
   Purchase and retirement of
     treasury stock .............................        (25,000)         0           (35)            0          0            (35)
   Retirement of treasury stock .................         (6,773)         0           (90)            0         90              0
   Sale of shares through employee
     stock purchase plan ........................        237,597          2           348             0          0            350
   Net loss .....................................              0          0             0        (1,358)         0         (1,358)
                                                      ----------      -----      --------      --------      -----      ---------
BALANCE, DECEMBER 31, 2001 ......................      8,724,184      $  87      $ 97,579      $  3,469      $   0      $ 101,135
                                                      ==========      =====      ========      ========      =====      =========

 The accompanying notes are an integral part of these consolidated statements.

                       INDUSTRIAL DISTRIBUTION GROUP, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 2001, 2000, AND 1999
                                 (IN THOUSANDS)

                                                                                          2001            2000           1999
                                                                                        ---------      ---------      ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss .......................................................................     $  (1,358)     $  (9,612)     $  (1,889)
                                                                                        ---------      ---------      ---------
   Adjustments to reconcile net loss to
      net cash provided by (used in) operating activities:
      Depreciation and amortization ...............................................         4,567          5,113          4,615
      Gain on sale of assets ......................................................           (39)          (142)           (23)
      Deferred taxes ..............................................................           444         (2,861)          (438)
      Extraordinary loss on early extinguishment of debt, net of tax benefit ......             0            200            270
      Loss on disposal of ERP .....................................................             0         14,750              0
      Changes in operating assets and liabilities,
        net of acquisitions and dispositions:
        Accounts receivable, net ..................................................         4,958         (1,187)        (6,655)
        Inventories, net ..........................................................         6,611         (1,905)        (6,094)
        Prepaids and other assets .................................................         3,589         (2,900)           468
        Accounts payable ..........................................................          (892)        (2,881)         6,298
        Accrued compensation ......................................................          (784)          (303)          (831)
        Other accrued liabilities .................................................        (2,544)        (2,024)         4,500
                                                                                        ---------      ---------      ---------
             Total adjustments ....................................................        15,910          5,860          2,110
                                                                                        ---------      ---------      ---------
             Net cash provided by (used in) operating activities ..................        14,552         (3,752)           221
                                                                                        ---------      ---------      ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Cash paid for acquisitions, net of cash acquired ...............................             0           (250)        (1,753)
   Proceeds from sale of investments, net .........................................             0              0            318
   Additions to property and equipment ............................................          (749)        (5,615)       (16,436)
   Proceeds from the sale of property and equipment ...............................           314          9,719          6,228
   Payment to dissenting shareholder ..............................................             0        (10,750)             0
   Proceeds from liquidation of life insurance policies ...........................             0            437             76
   Other ..........................................................................            70             45            167
                                                                                        ---------      ---------      ---------
      Net cash used in investing activities .......................................          (365)        (6,414)       (11,400)
                                                                                        ---------      ---------      ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of common stock, net of issuance costs ..................           350            470            528
   Repayment of previous credit facility ..........................................             0        (49,400)             0
   Initial borrowing on new credit facility .......................................             0         49,400              0
   Net (repayments) borrowings on credit facilities and other lines ...............        (9,829)         4,429          9,239
   Long-term debt borrowings ......................................................             0          1,471             18
   Long-term debt repayments ......................................................          (714)          (548)        (1,003)
   Change in book overdraft .......................................................        (3,357)         1,166          2,169
   Purchase and retirement of treasury stock ......................................           (35)        (1,105)             0
   Proceeds from management liability insurance, net of fees ......................             0         10,750              0
   Premium payments on management liability insurance .............................        (3,751)        (2,791)             0
   Deferred loan costs and other ..................................................           (65)          (837)          (206)
                                                                                        ---------      ---------      ---------
      Net cash (used in) provided by financing activities .........................       (17,401)        13,005         10,745
                                                                                        ---------      ---------      ---------
NET CHANGE IN CASH AND CASH EQUIVALENTS ...........................................        (3,214)         2,839           (434)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR ......................................         3,690            851          1,285
                                                                                        ---------      ---------      ---------
CASH AND CASH EQUIVALENTS, END OF YEAR ............................................     $     476      $   3,690      $     851
                                                                                        =========      =========      =========
SUPPLEMENTAL DISCLOSURES:
   Interest paid ..................................................................     $   3,752      $   5,021      $   3,575
                                                                                        =========      =========      =========
   Net income taxes (refunded) paid ...............................................     $  (3,139)     $   1,729      $   1,540
                                                                                        =========      =========      =========
NONCASH TRANSACTIONS:
   Common stock issued in relation to acquisitions (Note 3) .......................     $       0      $     250      $       0
                                                                                        =========      =========      =========

 The accompanying notes are an integral part of these consolidated statements.

                       INDUSTRIAL DISTRIBUTION GROUP, INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE

                        DECEMBER 31, 2001, 2000, AND 1999


1.       BASIS OF PRESENTATION

         ORGANIZATION AND BUSINESS

         Industrial Distribution Group, Inc. ("IDG" or the "Company"), a Delaware corporation, was formed on February 12, 1997 to create a nationwide supplier of cost-effective, flexible procurement solutions for manufacturers and other users of maintenance, repair, operating, and production ("MROP") products. The Company conducts business in 34 states and two foreign countries, providing product expertise in the procurement and application of MROP products to a wide range of industries.

         On September 24, 1997, IDG completed an initial public offering of its common stock and, concurrent with the offering, acquired nine industrial distribution companies, (collectively referred to as the "Founding Companies"). The accompanying financial statements include the results of operations of the nine Founding Companies for all periods presented. IDG merged with three companies in 1998, which were accounted for as poolings of interests. Accordingly, their results of operations are also included in the accompanying financial statements for all periods presented. Acquisitions made in 1999 and 1998 using the purchase method of accounting were accounted for from their dates of acquisition.

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

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         USE OF ESTIMATES

         The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates, and the differences could be material.

         CASH EQUIVALENTS

         The Company considers all short-term investments with original maturities of three months or less to be cash equivalents.

         ACCOUNTS RECEIVABLE

         Accounts receivable is composed of trade receivables that are credit based and do not require collateral. An allowance for uncollectible accounts has been established based on the Company's collection experience and an assessment of the collectibility of specific accounts. The Company evaluates the collectibility of accounts receivable based on a combination of factors. Initially, the Company estimates an allowance for doubtful accounts as a percentage of accounts receivable based on historical collections experience. This initial estimate is periodically adjusted when the Company becomes aware of a specific customer's inability to meet its financial obligations (e.g., bankruptcy filing) or as a result of changes in the overall aging of accounts receivable. The allowance amounted to $1,522,000 and $1,182,000 as of December 31, 2001 and 2000, respectively.

         INVENTORIES

         Inventories consist primarily of merchandise purchased for resale and are stated at the lower of cost or market value. Cost is determined on a first-in first-out basis, and market is considered to be net realizable value. In determining the net realizable value, the Company identifies slow moving or obsolete inventories that are not eligible for return under various vendor return programs and estimates appropriate loss provisions related thereto. Management evaluates the adequacy of the loss provision regularly, with any adjustments charged to cost of sales. The reserve for obsolete and slow moving inventories was $7,365,000 and $8,612,000 as of December 31, 2001 and 2000,
         respectively.

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

         INTANGIBLE ASSETS

         Intangible assets consist primarily of goodwill, which is amortized using the straight-line method over a period not to exceed 40 years. The Company continually evaluates whether later events and circumstances have occurred that indicate the remaining balance of goodwill may not be recoverable. In evaluating possible impairment, the Company, in accordance with Statement of Financial Accounting Standards ("SFAS") No. 121 "Accounting for the Impairment of Long Lived Assets and for Long Lived Assets to be Disposed Of", uses an estimate of the undiscounted operating cash flows, before interest, over the remaining life of the related assets. See "New Accounting Pronouncements" below for discussion of future implementation of SFAS 142 and its effects on goodwill.

         Amortization expense related to intangible assets for 2001, 2000, and 1999 was $1,724,000, $1,468,000 and $1,338,000, respectively. At
         December 31, 2001 and 2000, accumulated amortization of intangible assets was $5,222,000 and $3,773,000, respectively.

         INCOME TAXES

         The Company accounts for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes" which requires that deferred tax assets and liabilities be recognized using currently enacted tax rates for the effect of temporary differences between the book and tax bases of recorded assets and liabilities. SFAS No. 109 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax asset will not be realized. The Company currently has significant deferred tax assets, which are subject to periodic recoverability assessments. The realization of our deferred tax assets is principally dependent upon the Company being able to generate sufficient future taxable income in certain tax jurisdictions. The factors used to assess the likelihood of realization are the Company's forecast of future taxable income, which is based upon estimates and assumptions, and available tax planning strategies that could be implemented to realize the net deferred tax assets. If these estimates and related assumptions change in the future, the Company may be required to record a valuation allowance against its deferred tax assets resulting in additional income tax expense in the Company's consolidated statement of operations. Management evaluates the realizability and appropriateness of its deferred tax assets and liabilities quarterly and assesses the need for any valuation allowance against deferred tax assets.

         REVENUE RECOGNITION

         Revenue is recognized on sales of products at the time title and risk of loss passes to the buyer, which is generally at the time of shipment. In accordance with the Emerging Issues Task Force - Issue 00-10, "Accounting for Shipping and Handling Fees and Costs," the Company has recognized as revenue any amounts billed to a customer in a sale transaction related to shipping and handling for 2001 and 2000. Revenues for 1999 have been restated for comparative purposes.

         SHIPPING AND HANDLING COSTS

         The Company's freight-in is recorded in cost of sales and freight-out is included in selling, general, and administrative expenses. Freight-out totaled $5,387,000, $5,303,000 and $5,687,000 for the years ended December 31, 2001, 2000, and 1999, respectively.

         FINANCIAL INSTRUMENTS

         The Company's carrying value of financial instruments approximates fair value due to the short maturity of those instruments (cash, trade receivables, accounts payable, and accrued liabilities), or, in the case of debt, due to the instrument having a variable interest rate. Credit risk on trade receivables is minimized by the large and diverse nature of the Company's customer base. No one customer represented more than 6% of the Company's accounts receivable or sales for the periods presented. The Company's international sales represent less than 1% of sales for the periods presented.

         INSURANCE

         The Company's insurance for employee-related health care benefits is effectively self-insured, subject to specific aggregate stop loss limits. A third-party administrator is used to process and administer all related claims. The Company accrues an estimate of health insurance expense on a monthly basis based upon the claim estimates established by the third-party administrator and consultants at the beginning of the calendar year. The Company's employee health insurance liability for incurred but not reported or unpaid claims is estimated based on the Company's historical actual claims experience rate.

         BOOK OVERDRAFT

         Under the Company's cash management system, checks issued but not presented to banks frequently result in overdraft balances for accounting purposes and are classified as a current liability in the consolidated balance sheets.

         COMPREHENSIVE INCOME (LOSS)

         SFAS No. 130, "Reporting Comprehensive Income," establishes standards for the reporting of comprehensive income in a company's financial statements. Comprehensive income (loss) includes all changes in a company's equity during the period that results from transactions and other economic events other than transactions with its stockholders. In 2001, 2000, and 1999 the Company's comprehensive loss equals net loss.

         SEGMENTS

         SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information," requires that an enterprise disclose certain information about operating segments. The Company considers its entire business as one operating segment for purposes of SFAS No. 131.

         NEW ACCOUNTING PRONOUNCEMENTS

         In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations," and No. 142, "Goodwill and Intangible Assets," effective for fiscal years beginning after December 15, 2001. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS No. 141 also includes guidance on the initial recognition and measurement of goodwill and other intangible assets arising from business combinations completed after June 30, 2001. SFAS No. 142 prohibits the amortization of goodwill and intangible assets with indefinite useful lives. Under the new rules, goodwill (and intangible assets deemed to have indefinite lives) will no longer be amortized but will be subject to annual impairment tests in accordance with the Statement. Other intangible assets will continue to be amortized over their remaining useful lives.

         The Company will adopt SFAS No. 142 beginning in the first quarter of 2002. Application of the nonamortization provisions of SFAS No. 142 is expected to result in an increase in net income of approximately $1,289,000 or $0.15 per share per year. The Company will test goodwill for impairment using the two-step process prescribed in SFAS No. 142. The first step is a screen for potential impairment, while the second step measures the amount of the impairment, if any. The Company expects to perform the first of the required impairment tests of goodwill as of January 1, 2002 in the first quarter of 2002. Based on the steps the Company has taken to prepare for the adoption of SFAS No. 142, it is likely that most if not all of the goodwill will be impaired using the impairment test required by SFAS No. 142. The Company currently evaluates goodwill for impairment by comparing the entity level unamortized balance of goodwill to projected undiscounted cash flows, which does not result in an indicated impairment. Any impairment loss that is required to be recognized when adopting SFAS No. 142 will be reflected as the cumulative effect of a change in accounting principle in the first quarter of 2002. The Company has not yet determined the amount of the potential impairment loss, as SFAS No. 142 requires a measurement date of January 1, 2002. The Company plans to complete the measurement of the impairment loss in the first quarter of 2002.

         In August 2001, the FASB issued SFAS No. 144, "Accounting for Impairment of Long-Lived Assets or Disposal of Long-Lived Assets", which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Disposed Of", and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations" for a disposal of a segment of a business. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001, with earlier application encouraged. The Company expects to adopt SFAS No. 144 as of January 1, 2002 and it does not expect that the adoption of the Statement will have a significant impact on the Company's financial position and results of operations.

3.       ACQUISITIONS AND DIVESTITURES

         During 2000, the Company paid additional merger consideration to the former stockholders of a wholly-owned subsidiary pursuant to the terms of the acquisition agreement. The consideration totaled $500,000 and resulted in an increase in goodwill, as the acquisition was originally accounted for using the purchase method of accounting. The payment consisted of $250,000 in cash and $250,000 of the Company's common stock.

         During 2000, the Company divested of an operating subsidiary for a total consideration of $1,580,000 in the form of a note receivable. The note, as amended, is due in 2002 and is classified in prepaid and other current assets on the balance sheet as of December 31, 2001. This divestiture resulted in a gain of $15,000.

4.       PROPERTY AND EQUIPMENT

         Property and equipment consisted of the following at December 31, 2001 and 2000 (in thousands):

                                                              2001             2000
                                                            --------        --------
         Land, building, and improvements ...........       $  8,451        $  8,644
         Leasehold improvements .....................          2,854           2,785
         Furniture, fixtures, and equipment .........          9,498           9,078
         Computer hardware and software .............          6,349           6,306
                                                            --------        --------
                                                              27,152          26,813
         Less accumulated depreciation ..............        (14,075)        (11,367)
                                                            --------        --------
         Property and equipment, net ................       $ 13,077        $ 15,446
                                                            ========        ========

         Depreciation expense totaled $2,843,000, $3,645,000 and $3,277,000 for the years ended December 31, 2001, 2000, and 1999, respectively.

         In June 2000, the Company sold a 125,000 square foot warehouse and office facility for $7,700,000, and recorded a $2,000 gain on the sale. The Company concurrently leased the entire facility for the next twenty years, with an additional four consecutive five-year optional renewal terms. The base rent during the first five years is fixed at $867,000 per year. The Company is also responsible for taxes on the facility. The total commitment disclosed in Note 10 for this lease is $17,518,000.

5.       UNUSUAL ITEMS

         In the fourth quarter of 2000 the Company recorded a charge of $14,750,000 related to the abandonment of the implementation of the J.D. Edwards Enterprise Resource Planning ("ERP") system. The charge consists of three components: a $7,999,000 impairment charge under SFAS 121 relating to the abandonment, with no future value, of all previously capitalized ERP assets; a $5,900,000 accrual for future lease payments under noncancellable operating leases; and an $851,000 accrual for legal and other costs expected to be incurred as a result of the termination of the ERP system. Subsequent to the charge and prior to December 31, 2000 the Company made payments for lease obligations and legal fees totaling $198,000. At December 31, 2000, accruals related to the ERP charge were $6,553,000. During 2001, the Company made payments of $2,315,000 for lease payments and other related expenses, which were charged against the accrual, leaving a balance of $4,238,000 at December 31, 2001, of which $2,644,000 is classified as current in other accrued liabilities and $1,594,000 is included in other long-term liabilities on the balance sheet. In the fourth quarter of 2000 the Company also incurred a charge of $300,000 related to executive severance costs.

         Unusual items for 1999 were $5,887,000. This amount consists primarily of $4,400,000 added to the accrual for the settlement with the dissenting shareholder (Note 10). Also included in the amount are costs related to executive severance, costs incurred in connection with closing the Washington, D.C. office, and certain assets written off due to cessation of acquisition activities. Accruals established for the severance costs and the closing of the Washington, D.C. office were fully utilized, as originally intended, as of December 31, 2000.

6.       LONG-TERM DEBT

         At December 31, 2001 and 2000, long-term debt consisted of the following (in thousands):

                                                                                                  2001            2000
                                                                                                --------        --------
         Revolving credit facility (Note 7) .............................................       $ 39,600        $ 49,429
         Mortgage payable at 7%, due in monthly installments of $14,963, including interest, through June 2012, at which time remaining principal and interest are due; secured by land and building with
               a net book value of approximately $1.4 million ...........................          1,332           1,415
         Other ..........................................................................          1,830           2,461
                                                                                                --------        --------
               Total debt ...............................................................         42,762          53,305
         Less current portion ...........................................................           (747)           (789)
                                                                                                --------        --------
               Total long-term debt .....................................................       $ 42,015        $ 52,516
                                                                                                ========        ========

         Maturities of long-term debt as of December 31, 2001 are as follows (in thousands):

         2002.....................................................................................      $   747
         2003.....................................................................................          644
         2004.....................................................................................       39,824
         2005.....................................................................................          228
         2006.....................................................................................          201
         Thereafter...............................................................................        1,118
                                                                                                        -------
                                                                                                        $42,762
                                                                                                        =======

         For the years ended December 31, 2001, 2000, and 1999, the Company incurred interest costs of $4,449,000, $5,307,000 and $3,895,000, respectively, with $0, $445,000 and $381,000 capitalized and $4,449,000, $4,862,000 and $3,514,000 expensed, respectively.

7.       REVOLVING CREDIT FACILITIES

         In December 2000, the Company entered into a $100,000,000 revolving credit facility with a five financial institution syndicate. The facility expires on March 31, 2004 and has a first security interest in the assets of the business units. The agreement provides that the facility may be used for operations and acquisitions, and provides $5,000,000 for swinglines and $10,000,000 for letters of credit. Amounts outstanding under the credit facility bear interest at either the lead bank's corporate rate or LIBOR, as selected by the Company from time to time, plus applicable margins. This rate was 6.3% and 9.5% at December 31, 2001 and 2000, respectively. There is an annual commitment fee on the unused portion of the facility equal to between 25 and 37.5 basis points of the average daily unused portion of the aggregate commitment depending on the indebtedness to adjusted EBITDA ratio, as defined.

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

         Total commitment fees totaled $185,000 and $279,000 in 2001 and 2000, respectively. The amounts outstanding under the facility at December 31, 2001 and 2000 were $39,600,000 and $49,429,000, respectively, which have been classified as long-term liabilities. Additionally, the Company had outstanding letters of credit of $2,404,000 and $2,654,000 under the facility at December 31, 2001 and 2000, respectively. The revolving credit facility contains various covenants pertaining to the maintenance of certain financial ratios. These covenants include requirements for interest coverage, net worth, and capital expenditures, among other restrictions. The covenants also prohibit the payment of cash dividends. The Company was in compliance with these covenants as of December 31, 2001 and 2000.

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

         In August 2000, the Board of Directors authorized 1,000,000 shares of the Company's previously authorized 10,000,000 shares of preferred stock be designated as Series A Participating Cumulative Preferred Stock, as required for the Stockholder Rights Plan. There was no preferred stock issued or outstanding at December 31, 2001 and 2000.

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

         COMMON STOCK

         Options are included in the computation of diluted earnings per share ("EPS") where the options' exercise price was less than the average market price of the common shares during the year. These stock options outstanding did not have a dilutive effect to the weighted average common shares outstanding for purposes of calculating diluted EPS during 2001, 2000, or 1999. During 2001, 2000, and 1999, options where the exercise price exceeded the average market price of the common shares totaled 722,386, 1,010,323, and 1,305,900, respectively. The options expire ten years from the date of grant and vest ratably over three-to-four year periods.

         At December 31, 2001, the Company has several stock-based compensation plans, which are described below. The Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized for its stock incentive plan and its employee stock purchase plan. Had compensation cost for the Company's stock-based compensation plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method established in SFAS No. 123, the Company's net income and EPS would have been reduced to the pro forma amounts indicated below (in thousands, except per share data):

                                                     2001           2000           1999
                                                   -------        -------        -------
         Net loss:
           As reported .....................       $(1,358)       $(9,612)       $(1,889)
           Pro forma .......................        (2,291)       (10,819)        (3,064)
         Basic and Diluted EPS:
           As reported .....................       $ (0.16)       $ (1.11)       $ (0.22)
           Pro forma .......................         (0.26)         (1.25)         (0.36)

         The total value of options granted in 2001, 2000, and 1999 was $623,000, $21,000, and $2,074,000, respectively. The weighted average value of the options on the date of grant in 2001, 2000, and 1999 was $1.40, $1.78, and $2.72, respectively. The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

                                                                 2001                2000            1999
                                                             ------------       -------------    ------------
         Expected life (years) .......................                  7              7                    7
         Dividend yield ..............................                  0%             0%                   0%
         Expected stock price volatility .............                 86%            57%                  60%
         Risk-free interest rate (low-high) ..........       2.12% - 5.32%          6.61%        5.58% - 6.39%

         STOCK INCENTIVE PLAN

         In July 1997, the Company adopted its stock incentive plan to provide key employees, officers, and directors an opportunity to own common stock of the Company and to provide incentives for such persons to promote the financial success of the Company. Awards under the stock incentive plan may be structured in a variety of ways, including "incentive and nonqualified stock options," shares of common stock subject to terms and conditions set by the board of directors ("restricted stock awards"), and stock appreciation rights ("SARs"). Incentive stock options may be granted only to full-time employees (including officers) of the Company and any subsidiaries. Nonqualified options, restricted stock awards, SARs, and other permitted forms of awards may be granted to any person employed by or performing services for the Company, including directors. The stock incentive plan provides for the issuance of an aggregate number of shares of common stock equal to 15% of the Company's diluted shares of common stock outstanding from time to time, subject to the issuance of a maximum of 1,000,000 shares pursuant to incentive stock options. The Company currently has 345,463 shares available for issue under the stock incentive plan.

         In December 1999, the Company issued 400,000 nonqualified stock options to a senior executive, who surrendered 300,000 of these options in July 2001. Under separate provisions of the stock incentive plan, these options are not subject to the 1,000,000-share limitation mentioned above.

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

         A summary of the status of the stock incentive plan as of December 31, 2001, 2000, and 1999 and changes during the years then ended is presented in the table below:

                                                        2001                      2000                       1999
                                              -----------------------   ------------------------   ------------------------
                                                            WEIGHTED-                  WEIGHTED-                  WEIGHTED-
                                                            AVERAGE                    AVERAGE                    AVERAGE
                                                            EXERCISE                   EXERCISE                   EXERCISE
                                               SHARES         PRICE       SHARES        PRICE        SHARES        PRICE
                                              ---------     ---------    ---------     ---------   ----------     ---------
Outstanding at beginning of year .......      1,010,323      $10.70      1,305,900      $12.19        598,429      $15.57
Granted ................................        449,088      $ 1.95         12,000      $ 3.25        761,899      $ 9.62
Forfeited and surrendered ..............       (396,246)     $13.21       (307,577)     $16.72        (54,428)     $13.46
                                              ---------                  ---------                  ---------
Outstanding at end of year .............      1,063,165      $ 6.07      1,010,323      $10.70      1,305,900      $12.19
                                              =========                  =========                  =========
Exercisable at end of year .............        608,390      $ 8.38        469,987      $11.52        284,967      $14.60
                                              =========                  =========                  =========

         The following table summarizes information about all stock options outstanding at December 31, 2001:

                                           OPTIONS OUTSTANDING                     OPTIONS EXERCISABLE
                                           -------------------                 ------------------------------
                                                WEIGHTED         WEIGHTED-                          WEIGHTED-
                                                REMAINING        AVERAGE       EXERCISABLE          AVERAGE
RANGE OF EXERCISE         OUTSTANDING          CONTRACTUAL       EXERCISE          AT               EXERCISE
PRICE                     AT 12/31/01             LIFE            PRICE         12/31/01              PRICE
-----------------         -----------      -------------------   --------      -----------          ---------
$ 1.75 - $ 5.00              549,748               9.1            $ 2.52          202,999             $ 3.74
$ 5.01 - $10.00              340,637               7.2            $ 6.47          236,786             $ 6.48
$10.01 - $15.00               15,000               6.7            $11.44           11,250             $11.44
$15.01 - $20.00              157,780               5.7            $17.02          157,355             $17.02
                           ---------                                              -------
                           1,063,165               7.9            $ 6.07          608,390             $ 8.38
                           =========                                              =======

         EMPLOYEE STOCK PURCHASE PLAN

         In 1997, the Company adopted an employee stock purchase plan (the "Stock Purchase Plan") under which qualified employees of the Company and its subsidiaries have the right to purchase shares of common stock on a quarterly basis through payroll deductions by the employee. The Stock Purchase Plan is administered by the compensation committee of the Company's board of directors. The Stock Purchase Plan was amended at the Shareholder's meeting on May 16, 2001 to increase the available shares under the plan from 500,000 to 1,000,000. The price paid for a share of common stock under the plan is 85% of the fair market value (as defined in the Stock Purchase Plan) of a share of common stock at the beginning or the end of each quarterly purchase period, whichever is lower. The amount of any participant's payroll deductions or cash contributions made pursuant to the Stock Purchase Plan may not exceed 10% of such participant's total annual compensation and may not exceed $25,000 per year. Shares issued in 2001, 2000, and 1999 were 237,597,
         192,851, and 132,592, respectively. The Company has issued 600,901 shares under the Stock Purchase Plan as of December 31, 2001.

         MANAGEMENT INCENTIVE PLAN

         In 1998, the Company adopted a management incentive plan whereby management is awarded shares of restricted stock based on attaining certain performance goals. The Company did not issue any shares in 2001 for 2000 performance under the plan and does not expect to issue any shares in 2002 for 2001 performance. The number of shares issued in 2000 for 1999 performance was 22,564 shares. The number of shares issued in 1999 for 1998 performance was 43,646 shares. All shares were issued at fair market value. A maximum of 250,000 shares of common stock may be issued under this fixed plan.

         RETIREMENT OF TREASURY STOCK

         In July 2000, the Company repurchased 442,498 shares of its common stock from a former executive of the Company and certain of his family members, at a purchase price of $2.50 per share, for an aggregate purchase price of $1,105,000. The treasury stock was subsequently retired.

         In November 2001, the Company repurchased 25,000 shares of its common stock from a former executive of the Company, at a purchase price of $1.40 per share, for an aggregate purchase price of $35,000. The treasury stock was subsequently retired.

         In December 2001, the Company retired 6,773 shares of treasury stock purchased in 1998 for an aggregate purchase price of $90,000.

9.       INCOME TAXES

         The provision (benefit) for income taxes includes income taxes deferred because of temporary differences between financial statement and tax bases of assets and liabilities and consisted of the following for the years ended December 31, 2001, 2000 and 1999 (in thousands):

                                                   2001          2000           1999
                                                   -----        -------        -------
         Current ...........................       $ (97)       $  (322)       $ 1,126
         Deferred ..........................         444         (2,861)          (438)
                                                   -----        -------        -------
         Total provision (benefit) .........       $ 347        $(3,183)       $   688
                                                   =====        =======        =======

         The provision (benefit) for income taxes for the years ended December 31, 2001, 2000, and 1999 differs from the amount computed by applying the statutory rate of 34% due to the following (in thousands):

                                                                    2001           2000           1999
                                                                  -------        -------        -------
         Tax at federal statutory rate ....................       $  (344)       $(4,282)       $  (316)
         Nondeductible expenses ...........................           193            172            133
         Nondeductible goodwill amortization ..............           441            443            428
         State income tax, net of federal benefit .........           (43)          (542)           (37)
         Nondeductible dissenting stockholder expense .....             0              0            465
         Other ............................................           100          1,026             15
                                                                  -------        -------        -------
               Provision (benefit) for income taxes .......       $   347        $(3,183)       $   688
                                                                  =======        =======        =======

         Deferred taxes are recorded based on differences between the financial statement and tax bases of assets and liabilities. Temporary differences, which give rise to a significant portion of deferred tax assets and liabilities at December 31, 2001 and 2000, are as follows (in thousands):

                                                                    2001           2000
                                                                  --------       --------
         Deferred tax assets:
             Allowance for doubtful accounts ...............       $   583        $   453
             Accrued employee benefits .....................           120            279
             Capitalized inventory costs ...................         1,243            542
             Inventory allowance ...........................         2,821          3,298
             Accrued liabilities ...........................         2,028          2,849
             Net operating loss carryforwards ..............         1,752          1,928
             AMT credit ....................................           238              0
             Other .........................................           273             90
                                                                   -------        -------
                                                                     9,058          9,439
                                                                   -------        -------
         Deferred tax liabilities:
             Book versus tax depreciation ..................          (314)          (250)
             Intangible integrated supply contract .........          (164)          (180)
             Step-up in asset basis ........................          (566)          (876)
             I.R.C. ss. 481 -- last-in first-out ..........           (111)          (201)
             Book versus tax amortization ..................          (416)             0
             Other .........................................             0             (1)
                                                                   -------        -------
                                                                    (1,571)        (1,508)
                                                                   -------        -------
                 Net deferred tax assets ...................       $ 7,487        $ 7,931
                                                                   =======        =======

         The Company has net operating loss carryforwards for federal income tax purposes of approximately $1,050,000 as of December 31, 2001, which expire 2011 through 2018. The utilization of the related available deferred tax asset of $357,000 at December 31, 2001 is subject to certain limitations under section 382 of the Internal Revenue Code as a result of an ownership change that occurred.

         The Company has net operating loss carryforwards for state income tax purposes of approximately $31,602,000 as of December 31, 2001, which expire in various years through 2021. The related deferred tax asset for these state net operating loss carryforwards is approximately $1,395,000 as of December 31, 2001.

10.      COMMITMENTS AND CONTINGENCIES

         OPERATING LEASES

         The Company leases certain warehouse and office facilities as well as certain vehicles and office equipment under operating leases. Management expects that in the normal course of business, leases that expire will be renewed or replaced by other leases, except in the case of ERP leases, which will not be renewed.

         The minimum future rental payments, net of sublease revenues, under all leases as of December 31, 2001 were as follows (in thousands):

                 2002........................................        $ 7,202
                 2003........................................          6,111
                 2004........................................          3,457
                 2005........................................          3,106
                 2006........................................          3,099
                 Thereafter..................................         17,142
                                                                     -------
                                                                     $40,117
                                                                     =======

         During the years ended December 31, 2001, 2000, and 1999, gross rental expense under operating leases totaled $5,782,000, $6,002,000, and $5,576,000, respectively, with related sub-lease rental income of $246,000, $370,000, and $210,000, respectively.

         LITIGATION

         In April 2000, the Company settled the dissenter's rights lawsuit involving its wholly owned subsidiary, The Distribution Group, Inc. ("TDG"), and Alvis J. Waite that had been pending in DeKalb County Superior Court, Georgia, File No. 97-14388-4. On behalf of TDG, the Company paid Mr. Waite $10,750,000 in full satisfaction of all disputes and issues raised by the lawsuit, in which the court had entered a judgment that adopted the recommendations of the court-appointed appraiser. Including a charge taken in the fourth quarter of 1999, the Company had previously provided a dissenting shareholder accrual of $11,172,000 as of December 31, 1999, that was adequate to cover the payment as well as related legal fees. The payment to Mr. Waite was made from the proceeds, net of fees, of a management liability insurance policy provided through an insurance carrier, which is payable over 36 months and carries interest at 8.15%. During 2000, the Company made payments of $2,791,000 for premiums on the management liability insurance policy, which along with $15,000 of legal fees, were charged against the accrual, leaving a balance of $8,366,000 at December 31, 2000. During 2001, the Company made payments of $3,751,000 for premiums on the management liability insurance policy, which were charged against the accrual, leaving a balance of $4,615,000 at December 31, 2001. Of this balance, $3,718,000 is classified as the current portion of management liability insurance, and the remaining $897,000, which is payable in 2003, is included in other long-term liabilities. This was accounted for as a financing of the settlement liability for financial reporting purposes.

         The Company is subject to various claims and legal actions, which arise in the ordinary course of business. The Company believes that the ultimate resolution of such matters will not have a material adverse effect on the Company's financial position or results of operations.

         INSURANCE

         The Company initiated a self-insured group health insurance plan for all employees on January 1, 2000, whereby the Company is self-insured for the majority of claims, subject to specific aggregate stop loss limits. The Company utilizes consultants and administrators to assist in determining its liability for unasserted or unpaid claims. The Company believes that the ultimate liability for payment of claims has been adequately reserved for, and any additional exposure will not have a material adverse effect on the Company's financial position or results of operations.

11.      SAVINGS PLANS

         All employees who are age 21 or older and have completed 30 days of service are eligible to participate in the Company's 401(k) plan (the "Plan"). Employees are eligible to receive matching contributions from the Company after they have completed one year of service. Once eligibility requirements are met, employees may contribute between 1% and 15% of their compensation to the Plan, subject to tax law limitations. For 2001, 2000, and 1999 the Company matched, at its sole discretion, 25% of employee contributions up to a maximum of 1 1/2% of the employee's salary.

         Total company contributions to the Plan during 2001, 2000, and 1999 were $497,000, $563,000, and $571,000, respectively.

12.      RELATED-PARTY TRANSACTIONS

         The Company leases facilities from various related parties. Renewal of these leases, if applicable, are based on management's best estimate of market value. Rental expense recognized under these leases was $1,077,000, $1,308,000, and $1,415,000 for the years ended December 31,
         2001, 2000, and 1999, respectively.

13.      INTERIM FINANCIAL INFORMATION (UNAUDITED)

         On January 1, 2000 the Company entered into a self-insured healthcare plan subject to an aggregate stop loss limit on a "claims paid" basis (Note 10). In the first three quarters of fiscal 2000, the Company failed to appropriately record the estimate of claims incurred but not paid during each of the respective quarters. This resulted in an understatement of previously reported selling, general, and administrative expenses of $448,000, $432,000 and $457,000 during the quarters ended March 31, 2000, June 30, 2000 and September 30, 2000, respectively. Consequently, the Company restated its results of operations for the first three fiscal quarters of 2000. There was no impact on cash flow from operations in any of the quarters of fiscal year 2000 due to this restatement. The Company's unaudited quarterly results of operations for the fiscal years ended December 31, 2001 and 2000 (as previously reported and as restated for the first three quarters of fiscal 2000) are as follows (in thousands, except for per share amounts):

                                                                                         2001
                                                             -----------------------------------------------------------
                                                              FIRST            SECOND            THIRD           FOURTH
                                                             QUARTER           QUARTER          QUARTER          QUARTER
                                                             ---------        ---------        ---------        --------
Net sales ............................................       $ 136,169        $ 131,364        $ 123,883        $122,969
Cost of sales ........................................         105,728          101,821           96,420          95,895
                                                             ---------        ---------        ---------        --------
      Gross profit ...................................          30,441           29,543           27,463          27,074
Selling, general and administrative expenses .........          29,788           29,341           26,225          25,774
                                                             ---------        ---------        ---------        --------
      Operating income ...............................             653              202            1,238           1,300
Interest expense .....................................           1,358            1,166            1,042             883
Other loss (income), net .............................               5              (56)             (31)             37
                                                             ---------        ---------        ---------        --------
(Loss) income before income taxes ....................            (710)            (908)             227             380
(Benefit) provision for income taxes .................            (114)            (183)             340             304
                                                             ---------        ---------        ---------        --------
Net (loss) income ....................................       $    (596)       $    (725)       $    (113)       $     76
                                                             =========        =========        =========        ========

Basic and Diluted (loss) income per share(**).........       $    (.07)       $    (.08)       $    (.01)       $    .01
                                                             =========        =========        =========        ========

                                                                             2000
                                                   FIRST QUARTER         SECOND QUARTER          THIRD QUARTER
                                               ---------------------   --------------------  ---------------------
                                                   AS                      AS                   AS
                                               PREVIOUSLY      AS      PREVIOUSLY     AS     PREVIOUSLY      AS        FOURTH
                                               REPORTED(*)  RESTATED   REPORTED(*) RESTATED  REPORTED(*)  RESTATED    QUARTER
                                               -----------  --------   ----------- --------  -----------  --------    --------
Net sales ...................................   $140,849    $140,849    $139,615   $139,615   $133,723    $133,723    $132,494
Cost of sales ...............................    109,268     109,268     107,983    107,983    103,492     103,492     102,796
                                                --------    --------    --------   --------   --------    --------    --------
    Gross profit ............................     31,581      31,581      31,632     31,632     30,231      30,231      29,698
Selling, general and administrative
  expenses ..................................     29,348      29,796      28,831     29,263     28,220      28,677      28,265
Unusual items ...............................          0           0           0          0          0           0      15,050
                                                --------    --------    --------   --------   --------    --------    --------
    Operating income (loss) .................      2,233       1,785       2,801      2,369      2,011       1,554     (13,617)
Interest expense ............................      1,229       1,229       1,168      1,168      1,142       1,142       1,323
Other (income) loss, net ....................        (48)        (48)         29         29        (58)        (58)        (99)
                                                --------    --------    --------   --------   --------    --------    --------
Income (loss) before extraordinary
item and income taxes .......................      1,052         604       1,604      1,172        927         470     (14,841)
Provision (benefit) for income taxes ........        527         355         750        585        353         178      (4,301)
                                                --------    --------    --------   --------   --------    --------    --------
Income (loss) before extraordinary item .....        525         249         854        587        574         292     (10,540)
Extraordinary loss on early
  extinguishment of debt, net of tax
  benefit ...................................          0           0           0          0          0           0         200
                                                --------    --------    --------   --------   --------    --------    --------
Net Income (loss) ...........................   $    525    $    249    $    854   $    587   $    574    $    292    $(10,740)
                                                ========    ========    ========   ========   ========    ========    ========
Earnings per common share:
  Basic and Diluted
    Income (loss) before
    extraordinary item(**) ..................   $   0.06    $   0.03    $   0.10   $   0.07   $   0.07    $   0.03    $  (1.25)
    Extraordinary item ......................       0.00        0.00        0.00       0.00       0.00        0.00       (0.02)
                                                --------    --------    --------   --------   --------    --------    --------
    Net Income (loss)** .....................   $   0.06    $   0.03    $   0.10   $   0.07   $   0.07    $   0.03    $  (1.27)
                                                ========    ========    ========   ========   ========    ========    ========

(*) In accordance with EITF - Issue 00-10, the Company has reclassified from selling, general, and administrative expenses to revenues $1,334,000, $1,322,000, and $1,266,000, in the first, second, and third quarter of 2000, respectively.

(**) The sum of the EPS for the quarters does not equal the total for the year due to the weighted average shares calculation and rounding.

                       INDUSTRIAL DISTRIBUTION GROUP, INC.
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
              FOR THE YEARS ENDED DECEMBER 31, 2001, 2000, AND 1999

                                                                                    ADDITIONS
                                                                        --------------------------------
                                                                        CHARGED
                                                                        TO COSTS
                                                       BALANCE AT         AND            CHARGED TO                      BALANCE AT
                                                        BEGINNING       EXPENSES           OTHER                           END OF
DESCRIPTION                                            OF PERIOD         NET(3)          ACCOUNT(1)     DEDUCTIONS(2)      PERIOD
------------                                           ----------       ---------        ----------     -------------    ----------
Year ended December 31, 2001: ...............            $1,182            $ 878             $ 0            $538           $1,522
    Allowance for doubtful accounts

Year ended December 31, 2000: ...............             1,480             (110)              0             188            1,182
    Allowance for doubtful accounts

Year ended December 31, 1999: ...............             1,562              245              14             341            1,480
    Allowance for doubtful accounts

(1)      Reserves acquired in connection with acquisitions in 1999.

(2) Deductions represent the write off of uncollectible receivables, net of recoveries.

(3) Amounts charged to costs and expenses are net of adjustments to state the allowance based on the Company's collection experience and management's assessment of the collectibility of specific accounts.

                                                                                   ADDITIONS
                                                                         ------------------------------
                                                                         CHARGED
                                                                         TO COSTS
                                                       BALANCE AT         AND            CHARGED TO                      BALANCE AT
                                                        BEGINNING        EXPENSES          OTHER                           END OF
DESCRIPTION                                            OF PERIOD          NET(3)         ACCOUNT(1)     DEDUCTIONS(2)      PERIOD
------------                                           ----------       ----------       ----------     -------------    ----------
Year ended December 31, 2001: ...............            $8,612            $ 743             $348           $2,338         $7,365
    Inventory reserve

Year ended December 31, 2000: ...............             8,383              423              909            1,103          8,612
    Inventory reserve

Year ended December 31, 1999: ...............             7,612              823              237              289          8,383
    Inventory reserve

(1) In 1999, reserves were acquired in connection with acquisitions. In 2000 and 2001 amounts were a balance sheet re-classification.

(2)      Deductions represent the write off of obsolete inventory.

(3) Amounts charged to costs and expenses are net of adjustments to state the reserve based on the Company's experience and management's assessment of the net realizable value of specific inventory accounts.