Form 10-Q
period 2002-03-31
INDUSTRIAL DISTRIBUTION GROUP INC
filed 2002-05-15
CIK 1042351

FORM 10-Q
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002

OR

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

Address of principal executive offices and zip code)

(404) 949-2100

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at April 30, 2002

Common Stock, $.01 par value	8,793,417

INDUSTRIAL DISTRIBUTION GROUP, INC.

INDEX

PART I. Financial Information
ITEM 1. Financial Statements
Consolidated Balance Sheets at March 31, 2002 (Unaudited) and December 31, 2001
Consolidated Statements of Operations for the three months ended March 31, 2002 and 2001 (Unaudited)
Consolidated Statements of Cash Flows for the three months ended March 31, 2002 and 2001 (Unaudited)
Notes to the Consolidated Financial Statements - March 31, 2002 (Unaudited)
ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
ITEM 3. Quantitative and Qualitative Disclosures About Market Risk
PART II. Other Information
ITEM 1. Legal Proceedings
ITEM 6. Exhibits and Reports on Form 8-K

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INDUSTRIAL DISTRIBUTION GROUP, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	MARCH 31,	DECEMBER 31,
	2002	2001

	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and Cash Equivalents	$1,155	$476
Accounts Receivable, net	62,897	59,747
Inventory, net	59,592	61,907
Deferred Tax Assets	6,606	6,786
Prepaid and Other Current Assets	5,607	6,042

TOTAL CURRENT ASSETS	135,857	134,958
Property and Equipment, net	12,584	13,077
Intangible Assets, net	404	50,766
Deferred Tax Assets	693	701
Other Assets	1,429	1,542

TOTAL ASSETS	$150,967	$201,044

LIABILITIES & STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current Maturities of Long-term Debt	$757	$747
Book Overdraft	5,519	4,873
Accounts Payable	39,951	37,644
Accrued Compensation	1,574	1,572
Current Portion of Management Liability Insurance	3,718	3,718
Other Accrued Liabilities	6,418	6,497

TOTAL CURRENT LIABILITIES	57,937	55,051
Long-Term Debt	40,651	42,015
Other Long-Term Liabilities	1,385	2,843

TOTAL LIABILITIES	99,973	99,909

STOCKHOLDERS’ EQUITY:
Common Stock, par value $.01 per share, 50,000,000 shares authorized; 8,769,670 shares issued and outstanding in 2002; 8,724,184 shares issued and outstanding in 2001	88	87
Additional Paid-In Capital	97,629	97,579
Retained (Deficit) Earnings	(46,723)	3,469

Total Stockholders’ Equity	50,994	101,135

TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY	$150,967	$201,044

     The accompanying notes are an integral part of these consolidated financial statements.

INDUSTRIAL DISTRIBUTION GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share data)
(Unaudited)

	THREE MONTHS ENDED
	MARCH 31,

	2002	2001

Net sales	$119,968	$136,169
Cost of sales	93,554	105,728

Gross profit	26,414	30,441
Selling, general and administrative expenses	25,364	29,788

Income from operations	1,050	653
Interest expense	729	1,358
Other (income) expense	(11)	5

Income (loss) before income taxes and cumulative effect of accounting change	332	(710)
Provision (benefit) for income taxes	177	(114)

Income (loss) before cumulative effect of accounting change	155	(596)
Cumulative effect of accounting change	(50,347)	—

Net loss	$(50,192)	$(596)

Earnings (loss) per common share:
Basic:
Net earnings (loss) before cumulative effect of change in accounting principle, per common share	$0.02	$(0.07)
Cumulative effect of accounting change, per Common share	(5.74)	—

Loss per common share	$(5.72)	$(0.07)

Diluted:
Net earnings (loss) before cumulative effect of change in accounting principle, per common share	$0.02	$(0.07)
Cumulative effect of accounting change, per Common share	(5.72)	—

Loss per common share	$(5.70)	$(0.07)

Basic weighted average shares outstanding	8,769,670	8,559,032

Diluted weighted average shares outstanding	8,801,319	8,559,032

     The accompanying notes are an integral part of these consolidated financial statements.

INDUSTRIAL DISTRIBUTION GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended
	March 31,

	2002	2001

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(50,192)	$(596)

Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	716	1,231
Deferred taxes	188	249
Gain on disposal of equipment	(1)	(4)
Write-off of impairment of goodwill	50,347	—
Changes in operating assets and liabilities:
Accounts receivable, net	(3,150)	(4,779)
Inventories, net	2,315	236
Prepaid assets and other assets	458	(926)
Accounts payable	2,307	6,636
Accrued compensation	2	(505)
Other accrued liabilities	(591)	(103)

Total adjustments	52,591	2,035

Net cash provided by operating activities	2,399	1,439

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property and equipment, net	(132)	(302)
Proceeds from the sale of property and equipment	16	12
Deposits	(1)	(213)

Net cash used in investing activities	(117)	(503)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	51	108
Net repayments on credit facilities and other lines	(1,200)	(1,229)
Long-term debt repayments	(154)	(288)
Change in book overdraft	646	(1,623)
Premium payments on management liability insurance	(930)	(930)
Deferred loan costs and other	(16)	(65)

Net cash used in financing activities	(1,603)	(4,027)

NET CHANGE IN CASH AND CASH EQUIVALENTS	679	(3,091)
CASH AND CASH EQUIVALENTS, beginning of period	476	3,690

CASH AND CASH EQUIVALENTS, end of period	$1,155	$599

Supplemental Cash Flow Information:
Interest paid	$231	$1,038

Net income taxes (refunded) paid	$(91)	$442

     The accompanying notes are an integral part of these consolidated financial statements.

INDUSTRIAL DISTRIBUTION GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — MARCH 31, 2002 (Unaudited)

Industrial Distribution Group, Inc. (“IDG” or the “Company”), a Delaware corporation, was formed on February 12, 1997 to create a nationwide supplier of cost-effective, flexible procurement solutions for manufacturers and other users of maintenance, repair, operating, and production (“MROP”) products. The Company conducts business in 34 states and two foreign countries, providing product expertise in the procurement and application of MROP products to a wide range of industries.

1. BASIS OF PRESENTATION

The accompanying unaudited interim consolidated financial statements are prepared pursuant to the Securities and Exchange Commission’s rules and regulations for reporting on Form 10-Q. Accordingly, certain information and footnotes required by accounting principles generally accepted in the United States for complete financial statements are not included herein. The Company believes all adjustments necessary for a fair presentation of these interim statements have been included and are of a normal and recurring nature.

These interim statements should be read in conjunction with the Company’s financial statements and notes thereto, included in its Annual Report on Form 10-K, for the fiscal year ended December 31, 2001.

2. NEWLY ADOPTED ACCOUNTING STANDARDS

In June 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141, “Business Combinations,” and No. 142, “Goodwill and Intangible Assets,” effective for fiscal years beginning after December 15, 2001. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS No. 141 also includes guidance on the initial recognition and measurement of goodwill and other intangible assets arising from business combinations completed after June 30, 2001. SFAS No. 142 prohibits the amortization of goodwill and intangible assets with indefinite useful lives. Under the new rules, goodwill (and intangible assets deemed to have indefinite lives) will no longer be amortized but will be subject to annual impairment tests in accordance with the Statement. Other intangible assets will continue to be amortized over their remaining useful lives.

The Company adopted SFAS No. 142 on January 1, 2002. The Company tested goodwill for impairment using the two-step process prescribed in SFAS No. 142. The first step was a screen for potential impairment, while the second step measured the amount of the impairment, if any. Based on an independent appraisal firm’s valuation of the enterprise fair value using a combination of discounted cash flows, market multiples, and comparable transactions, which reflect changes in certain assumptions since the date of the acquisitions, and the identification of qualifying intangibles, the Company recorded a non-cash charge of $50,347,000 as a cumulative effect of accounting change in the first quarter of 2002 associated with the adoption of this Statement. The Company has recorded a full valuation reserve of $3,148,000 against the tax benefit resulting from this charge. For the quarter ended March 31, 2002, application of the nonamortization provisions of SFAS No. 142 resulted in a reduction of the net loss of approximately $322,000 or $0.04 per share.

The write-off of goodwill results from the use of a combination of fair value methods in assessment of fair value as required by SFAS No. 142. According to SFAS No. 142, the goodwill impairment loss is measured as the excess of the carrying amount of goodwill over the implied fair value of goodwill.

A reconciliation of net income (loss) and earnings (loss) per common share, adjusted to exclude goodwill amortization expense, net of tax, for the period prior to adoption and the cumulative effect of accounting change recognized in the current period, is as follows (in thousands, except share data):

	Three Months Ended
	March 31,

	2002	2001

Net loss	$(50,192)	$(596)
Amortization of goodwill, net of tax	—	322
Cumulative effect of accounting change	50,347	—

Adjusted net income (loss)	$155	$(274)

Basic:
Net loss per common share	$(5.72)	$(0.07)
Amortization of goodwill, net of tax, per common share	—	0.04
Cumulative effect of accounting change, per common share	5.74	—

Adjusted earnings (loss) per common share	$0.02	$(0.03)

Diluted:
Net loss per common share	$(5.70)	$(0.07)
Amortization of goodwill, net of tax, per common share	—	0.04
Cumulative effect of accounting change, per common share	5.72	—

Adjusted earnings (loss) per common share	$0.02	$(0.03)

In August 2001, the FASB issued SFAS No. 144, “Accounting for Impairment of Long-Lived Assets or Disposal of Long-Lived Assets”, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of”, and the accounting and reporting provisions of APB Opinion No. 30, “Reporting the Results of Operations” for a disposal of a segment of a business. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001, with earlier application encouraged. The Company adopted SFAS No. 144 on January 1, 2002 and there was no significant impact on the Company’s financial position and results of operations as a result of its adoption.

3. CREDIT FACILITY

In December 2000, the Company entered into a $100,000,000 revolving credit facility with a five financial institution syndicate. The facility expires on March 31, 2004 and has a first security interest in the assets of the Company. The agreement provides that the facility may be used for operations and acquisitions, and provides $5,000,000 for swinglines and $10,000,000 for letters of credit. Amounts outstanding under the credit facility bear interest at either the lead bank’s corporate rate or LIBOR, as selected by the Company from time to time, plus applicable margins. This rate was 5.4% and 6.3% at March 31, 2002 and December 31, 2001, respectively. There is an annual commitment fee on the unused portion of the facility equal to between 25 and 37.5 basis points of the average daily unused portion of the aggregate commitment depending on the indebtedness to adjusted EBITDA ratio, as defined.

The amounts outstanding under the facility at March 31, 2002 and December 31, 2001 were $38,400,000 and $39,600,000 respectively, which have been classified as long-term liabilities. Additionally, the Company had outstanding letters of credit of $2,384,000 and $2,404,000 under the facility at March 31, 2002 and December 31, 2001, respectively. The revolving credit facility contains various covenants pertaining to the maintenance of certain financial ratios. These covenants include requirements for interest coverage, net worth, and capital expenditures, among other restrictions. The covenants also prohibit the payment of cash dividends. The Company was in compliance with these covenants as of March 31, 2002 and December 31, 2001.

4. CAPITAL STOCK

     During the first quarter of 2002, the Company issued 45,486 shares of its common stock through its employee stock purchase plan.

     Options are to be included in the computation of diluted earnings per share (“EPS”) where the options’ exercise price is less than the average market price of the common shares during the period. The number of options outstanding during the three months ended March 31, 2002 had a dilutive effect of 31,649 shares to the weighted average common shares outstanding. For the three months ended March 31, 2001, the options outstanding had no dilutive effect on the weighted average common shares outstanding for purposes of calculating diluted EPS. During the three months ended March 31, 2002 and 2001, options where the exercise price exceeded the average market price of the common shares totaled 720,865 and 1,102,219, respectively.

5. COMMITMENTS AND CONTINGENCIES

The Company is subject to various claims and legal actions which arise in the ordinary course of business. The Company believes that the ultimate resolution of such matters will not have a material adverse effect on the Company’s financial position or results of operations.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion is based upon our historical financial results. In this discussion, most percentages and dollar amounts have been rounded to aid presentation; as a result, all such figures are approximations. References to such approximations have generally been omitted.

This discussion may contain certain forward-looking statements concerning our operations, performance, and financial condition, including, in particular, the likelihood of our success in developing and expanding our business. These statements are based upon a number of assumptions and estimates that are inherently subject to significant uncertainties and contingencies, many of which are beyond our control. Actual results may differ materially from those expressed or implied by such forward-looking statements. Factors that could cause actual results to differ include, but are not limited to, improvement of operating efficiencies, the availability of working capital, our ability to grow internally through expansion of services and customer bases, our ability to reduce overhead, the continuation of key supplier relationships, our ability to compete successfully in the highly competitive and diverse MROP market, our ability to maintain key personnel, the availability of key personnel for employment by us, and other factors discussed in more detail under “Item 1-Business” of our Annual Report on Form 10-K for fiscal 2001.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2002 AND 2001

The following table sets forth certain historical financial data for IDG and shows such data as a percentage of net sales for the periods indicated (dollars in thousands):

	THREE MONTHS ENDED MARCH 31

	2002		2001

Net Sales	$119,968	100.0%	$136,169	100.0%
Cost of Sales	93,554	78.0	105,728	77.6

Gross Profit	26,414	22.0	30,441	22.4
Selling, General and Administrative	25,364	21.1	29,788	21.9

Operating Income	$1,050	0.9%	$653	0.5%

Net sales decreased $16.2 million or 11.9% from $136.2 million for the three months ended March 31, 2001 to $120.0 million for the three months ended March 31, 2002. During 2001 (and with increasing severity as the year progressed), our sales were adversely affected by production curtailments, layoffs, and plant closures across our customer base as customers adapted to the softness in the economy. These conditions impacting our customer base continued into the current year and resulted in the decrease in sales during the first quarter of 2002. In addition, our customers in some particular industries, including commercial aerospace and aluminum, have experienced further production declines. In large part, our customers in these industries are Flexible Procurement Solutions™ (“FPS”) customers. For the three months ended March 31, 2002, our FPS revenues grew $500,000 or 0.9% to $56.5 million as compared to $56.0 million for the same period in the prior year. This growth was partially offset, however, due to the economic conditions in the commercial aerospace and aluminum industries previously discussed. The growth of our FPS revenues is the result of the addition of new customer accounts.

Cost of sales decreased $12.2 million or 11.5% from $105.7 million for the three months ended March 31, 2001 to $93.6 million for the three months ended March 31, 2002. As a percentage of net sales, cost of sales increased slightly from 77.6% for the three months ended March 31, 2001 to 78.0% in 2002. The increase in cost of sales as a percentage of sales is due to lower purchase discounts earned, which was the result of a lower level of inventory purchases in the first quarter of 2002 as compared to 2001. Additionally, we expensed $269,000 related to inventory reserves during the first quarter of 2002.

Selling, general, and administrative expenses decreased $4.4 million or 14.9% from $29.8 million for the three months ended March 31, 2001 to $25.4 million for the three months ended March 31, 2002. As a percentage of net sales, total selling, general, and administrative expenses decreased from 21.9% in 2001 to 21.1% in 2002. The decrease in selling, general, and administrative expenses is primarily due to decreased salaries and benefits of approximately $2.8 million related to a reduction in headcount and the implementation of a temporary company-wide furlough program. As compared to the first quarter of 2001, there was also a reduction of variable selling expenses of approximately $700,000 associated with the lower sales activity. Additionally, the adoption of SFAS No. 142 eliminated the amortization of goodwill during the current year, which was approximately $344,000 in the first quarter of 2001. Finally, there was a reduction in occupancy expense of approximately $185,000 associated with the consolidation of facilities.

LIQUIDITY AND CAPITAL RESOURCES

Capital Availability and Requirements

At March 31, 2002, we had $1.2 million in cash, an additional $76.8 million of working capital, and availability of $59.2 million under the master agreement of its $100 million revolving Credit Facility. Based upon our current asset base and outstanding borrowings under the Credit Facility, we have an additional borrowing capacity of $31.1 million. We believe our liquidity position is sufficient to enable us to fund our current operations and to fund anticipated internal expansion and acquisitions for the next year.

The principal financial covenants under our Credit Facility require a fixed charge coverage ratio of 1.0:1 and capital expenditures of no more than $6.5 million for the twelve-month period ended March 31, 2002. Our fixed charge coverage ratio was 2.51:1 and our capital expenditures were $0.6 million for the twelve-month period ended March 31, 2002. Additionally, our covenants require a minimum tangible net worth of $42.4 million and, at March 31, 2002 our tangible net worth was $51.0 million.

Analysis of Cash Flows

Net cash provided by operating activities for the three months ended March 31, 2002 and 2001 was $2.4 million and $1.4 million, respectively. The cash flow generated in 2002 was principally due to cash provided by a reduction in inventory and an increase in accounts payable. Offsetting these amounts was an increase in accounts receivable. The operating cash flow in 2001 was principally the result of management of accounts payable, which was partially offset by an increase in accounts receivable.

Net cash used in investing activities for the three months ended March 31, 2002 and 2001 was $0.1 and $0.5 million, respectively. The difference is mainly due a reduction in capital expenditures and deposits.

Net cash used in financing activities for the three months ended March 31, 2002 and 2001 was $1.6 million and $4.0 million, respectively. The change is mainly related to the change in book overdrafts funded from credit facilities.

CERTAIN ACCOUNTING POLICIES AND ESTIMATES

Evaluation of the Recovery of Goodwill

Goodwill, net of accumulated amortization from prior business combinations amounted to approximately $50.3 million at January 1, 2002. We adopted Statement of Financial Accounting Standard No. 142, “Goodwill and Intangible Assets” (“Statement 142”) on January 1, 2002. Statement 142 requires companies to discontinue the amortization of goodwill and to apply an impairment only approach. This new approach requires the use of valuation techniques and methodologies significantly different than the present undiscounted cash flow policy that we previously followed.

As a result of the adoption of Statement 142, we recorded a non-cash charge of approximately $50.3 million as a cumulative effect of accounting change in the first quarter of fiscal 2002. Application of the nonamortization provisions of Statement 142 will result in an increase in net income of $1,289,000 ($0.15 per share) per year. We tested goodwill for impairment using the two-step process prescribed in Statement 142. The first step was a screen for potential impairment, while the second step measured the amount of the impairment, if any. Our assessment was based on an independent appraisal firm’s valuation of the enterprise fair value using a combination of discounted cash flows, market multiples, and comparable transactions which reflect changes in certain assumptions since the date of the acquisitions, and the identification of qualifying intangibles.

Allowance for Doubtful Accounts — Methodology

An allowance for uncollectible accounts has been established based on our collection experience and an assessment of the collectibility of specific accounts. We evaluate the collectibility of accounts receivable based on a combination of factors. Initially, we estimate an allowance for doubtful accounts as a percentage of accounts receivable based on historical collections experience. This initial estimate is periodically adjusted when we become aware of a specific customer’s inability to meet its financial obligations (e.g., bankruptcy filing) or as a result of changes in the overall aging of accounts receivable. We do not believe our estimate of the allowance for doubtful accounts is likely to be adversely affected by any individual customer, since we have no individually significant customers.

Inventories – Slow Moving and Obsolescence

In connection with certain contracts, we maintain certain special inventories for specific customers’ needs. In certain contracts, the customers are required to purchase the special inventory at the point in time in which the inventory reaches a certain age. However, for other customer relationships and inventories, we are not protected by our customer from the risk of inventory loss. In such cases, we rely on available return privileges with vendors, if any. Therefore, in determining the net realizable value of inventories, we identify slow moving or obsolete inventories that (1) we are not protected by our customer agreements from risk of loss, and (2) are not eligible for return under various vendor return programs. Based upon these factors, we estimate the net realizable value of inventories and record any necessary adjustments as a charge to cost of sales. If our inventory return privileges were discontinued in the future, or if customers were unable to honor the provisions of certain contracts which protect us from inventory losses, our risk of loss associated with obsolete or slowing moving inventories would increase. Our reserve for obsolete and slowing moving inventories was approximately $7.2 million and $7.4 million at March 31, 2002 and December 31, 2001 or 10.8% and 10.6% of gross inventories, respectively.

Deferred Income Tax Assets

We currently have deferred tax assets totaling approximately $7.3 million at March 31, 2002, which are subject to periodic recoverability assessments. The realization of our deferred tax assets is principally dependent upon our being able to generate sufficient future taxable income in certain tax jurisdictions. The factors used to assess the likelihood of realization are our forecast of future taxable income, which is based upon estimates and assumptions, and available tax planning strategies that could be implemented to realize the net deferred tax assets on the basis of our operating results and projections for continuing improvement, we believe it is more likely than not that our future operations will generate sufficient taxable income to realize the deferred tax assets. If these estimates and related assumptions change in the future, we may be required to record an additional valuation allowance against our net deferred tax assets resulting in additional income tax expense in our consolidated statement of operations. We evaluate the realizability and appropriateness of our deferred tax assets and liabilities quarterly and assess the need for any valuation allowance against such deferred tax assets. In connection with the adoption of Statement 142, future tax benefits associated with deductible goodwill amortization for tax purposes were fully reserved with a valuation allowance totaling $3.1 million.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There has been no significant change in the disclosure concerning this item made in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is subject to various claims and legal actions, which arise in the ordinary course of business. The Company believes that the ultimate resolution of such matters will not have a material adverse effect on the Company’s financial position or results of operations. There has been no significant change in the disclosure concerning this item made in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

a) Exhibits filed as part of this Form 10-Q:

     None

b) Reports on Form 8-K filed during the quarter to which this Form 10-Q relates:

     None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INDUSTRIAL DISTRIBUTION GROUP, INC. (Registrant)

Date: May 15, 2002	By: /s/ Jack Healey Jack P. Healey Senior Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Accounting and Financial Officer)