Form 10-Q
period 2002-06-30
INDUSTRIAL DISTRIBUTION GROUP INC
filed 2002-08-14
CIK 1042351

FORM 10-Q
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

COMMISSION FILE NUMBER 001-13195

INDUSTRIAL DISTRIBUTION GROUP, INC.
(Exact name of registrant as specified in its charter)

Delaware	58-2299339

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

950 East Paces Ferry Road, Suite 1575 Atlanta, Georgia 30326

(Address of principal executive offices and zip code)

(404) 949-2100

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☒    No   ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at July 31, 2002

Common Stock, $.01 par value	8,904,567

INDUSTRIAL DISTRIBUTION GROUP, INC.

INDEX

PART I. Financial Information
ITEM 1. Financial Statements
Consolidated Balance Sheets at June 30, 2002 (Unaudited) and December 31, 2001
Consolidated Statements of Operations for the three months ended June 30, 2002 and 2001 (Unaudited)
Consolidated Statements of Operations for the six months ended June 30, 2002 and 2001 (Unaudited)
Consolidated Statements of Cash Flows for the six months ended June 30, 2002 and 2001 (Unaudited)
Notes to the Consolidated Financial Statements — June 30, 2002 (Unaudited)
ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
ITEM 3. Quantitative and Qualitative Disclosures About Market Risk
PART II. Other Information
ITEM 1. Legal Proceedings
ITEM 6. Exhibits and Reports on Form 8-K

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INDUSTRIAL DISTRIBUTION GROUP, INC.

CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	JUNE 30,	DECEMBER 31,
	2002	2001

	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and Cash Equivalents	$858	$476
Accounts Receivable, net	66,167	59,747
Inventory, net	58,290	61,907
Deferred Tax Assets	6,793	6,786
Prepaid and Other Current Assets	5,209	6,042

TOTAL CURRENT ASSETS	137,317	134,958
Property and Equipment, net	12,076	13,077
Intangible Assets, net	388	50,766
Deferred Tax Assets	572	701
Other Assets	1,277	1,542

TOTAL ASSETS	$151,630	$201,044

LIABILITIES & STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current Maturities of Long-term Debt	$768	$747
Book Overdraft	8,690	4,873
Accounts Payable	37,960	37,644
Accrued Compensation	1,547	1,572
Current Portion of Management Liability Insurance	2,788	3,718
Other Accrued Liabilities	7,006	6,497

TOTAL CURRENT LIABILITIES	58,759	55,051
Long-Term Debt	40,652	42,015
Other Long-Term Liabilities	741	2,843

TOTAL LIABILITIES	100,152	99,909

STOCKHOLDERS’ EQUITY:
Common Stock, par value $.01 per share, 50,000,000 shares authorized; 8,879,833 shares issued and outstanding in 2002; 8,724,184 shares issued and outstanding in 2001	89	87
Additional Paid-In Capital	97,902	97,579
Unearned Compensation	(218)	—
Retained (Deficit) Earnings	(46,295)	3,469

TOTAL STOCKHOLDERS’ EQUITY	51,478	101,135

TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY	$151,630	$201,044

The accompanying notes are an integral part of these consolidated financial statements.

INDUSTRIAL DISTRIBUTION GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share data)
(Unaudited)

	THREE MONTHS ENDED
	JUNE 30,

	2002	2001

NET SALES	$127,425	$131,364
COST OF SALES	99,404	101,821

Gross profit	28,021	29,543
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	26,502	29,341

Income from operations	1,519	202
INTEREST EXPENSE	734	1,166
OTHER EXPENSE (INCOME)	18	(56)

INCOME (LOSS) BEFORE INCOME TAXES	767	(908)
PROVISION (BENEFIT) FOR INCOME TAXES	339	(183)

NET INCOME (LOSS)	$428	$(725)

BASIC AND DILUTED EARNINGS (LOSS) PER SHARE	$.05	$(.08)

BASIC WEIGHTED AVERAGE SHARES OUTSTANDING	8,809,833	8,618,776

DILUTED WEIGHTED AVERAGE SHARES OUTSTANDING	9,008,561	8,618,776

The accompanying notes are an integral part of these consolidated financial statements.

INDUSTRIAL DISTRIBUTION GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share data)
(Unaudited)

	SIX MONTHS ENDED JUNE 30,

	2002	2001

NET SALES	$247,393	$267,533
COST OF SALES	192,958	207,549

Gross profit	54,435	59,984
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	51,866	59,129

Income from operations	2,569	855
INTEREST EXPENSE	1,463	2,524
OTHER EXPENSE (INCOME)	7	(51)

INCOME (LOSS) BEFORE INCOME TAXES AND CUMULATIVE EFFECT OF ACCOUNTING CHANGE	1,099	(1,618)
PROVISION (BENEFIT) FOR INCOME TAXES	516	(297)

INCOME (LOSS) BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGE	583	(1,321)

CUMULATIVE EFFECT OF ACCOUNTING CHANGE	(50,347)	—

NET LOSS	$(49,764)	$(1,321)

EARNINGS (LOSS) PER COMMON SHARE:
BASIC:
NET EARNINGS (LOSS) BEFORE CUMULATIVE EFFECT OF ACCOUNTING, PER COMMON SHARE	$0.07	$(0.15)
CUMULATIVE EFFECT OF ACCOUNTING CHANGE, PER COMMON SHARE	(5.73)	—

LOSS PER COMMON SHARE	$(5.66)	$(0.15)

DILUTED:
NET EARNINGS (LOSS) BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGE, PER COMMON SHARE	$0.07	$(0.15)
CUMULATIVE EFFECT OF ACCOUNTING CHANGE, PER COMMON SHARE	(5.65)	—

LOSS PER COMMON SHARE	$(5.58)	$(0.15)

BASIC WEIGHTED AVERAGE SHARES OUTSTANDING	8,789,862	8,589,069

DILUTED WEIGHTED AVERAGE SHARES OUTSTANDING	8,912,069	8,589,069

The accompanying notes are an integral part of these consolidated financial statements.

INDUSTRIAL DISTRIBUTION GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
	June 30,

	2002	2001

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(49,764)	$(1,321)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	1,402	2,472
Deferred taxes	122	1,056
Gain on disposal of equipment	(1)	(13)
Impairment of goodwill	50,347	—
Changes in operating assets and liabilities:
Accounts receivable, net	(6,420)	(3,048)
Inventories, net	3,617	1,059
Prepaid assets and other assets	910	(1,642)
Book overdraft	3,817	(2,771)
Accounts payable	316	5,551
Accrued compensation	(25)	(81)
Other accrued liabilities	(648)	(734)

Total adjustments	53,437	1,849

Net cash provided by operating activities	3,673	528

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property and equipment, net	(218)	(622)
Proceeds from the sale of property and equipment	30	10
Deposits	7	(435)

Net cash used in investing activities	(181)	(1,047)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	107	208
Net repayments on credit facilities and other lines	(1,050)	(429)
Long-term debt repayments	(292)	(370)
Premium payments on management liability insurance	(1,860)	(1,859)
Deferred loan costs and other	(15)	(65)

Net cash used in financing activities	(3,110)	(2,515)

NET CHANGE IN CASH AND CASH EQUIVALENTS	382	(3,034)
CASH AND CASH EQUIVALENTS, beginning of period	476	3,690

CASH AND CASH EQUIVALENTS, end of period	$858	$656

Supplemental Cash Flow Information:
Interest paid	$780	$2,057

Net income taxes (refunded) paid	$(152)	$593

Noncash Transactions:
Issuance of restricted stock	$218	$—

The accompanying notes are an integral part of these consolidated financial statements.

INDUSTRIAL DISTRIBUTION GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — JUNE 30, 2002 (Unaudited)

Industrial Distribution Group, Inc. (“IDG” or the “Company”), a Delaware corporation, was formed on February 12, 1997 to create a nationwide supplier of cost-effective, Flexible Procurement Solutions™ for manufacturers and other users of maintenance, repair, operating, and production (“MROP”) products. The Company conducts business in 34 states and two foreign countries, providing product expertise in the procurement and application of MROP products to a wide range of industries.

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

2. NEWLY ADOPTED ACCOUNTING STANDARDS

In June 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Intangible Assets,” effective for fiscal years beginning after December 15, 2001. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS No. 141 also includes guidance on the initial recognition and measurement of goodwill and other intangible assets arising from business combinations completed after June 30, 2001. SFAS No. 142 prohibits the amortization of goodwill and intangible assets with indefinite useful lives. Under the new rules, goodwill (and intangible assets deemed to have indefinite lives) will no longer be amortized but will be subject to annual impairment tests in accordance with the Statement. Other intangible assets will continue to be amortized over their remaining useful lives.

The Company adopted SFAS No. 142 on January 1, 2002. The Company tested goodwill for impairment using the two-step process prescribed in SFAS No. 142. The first step was a screen for potential impairment, while the second step measured the amount of the impairment, if any. Based on an independent appraisal firm’s valuation of the enterprise fair value using a combination of discounted cash flows, market multiples, and comparable transactions, which reflect changes in certain assumptions since the date of the acquisitions, and the identification of qualifying intangibles, the Company recorded a non-cash charge of $50,347,000 as a cumulative effect of accounting change in the first quarter of 2002 associated with the adoption of this Statement. The Company recorded a full valuation reserve of $3,148,000 against the tax benefit resulting from this charge. The application of the nonamortization provisions of SFAS No. 142 resulted in a reduction of the net loss of approximately $322,000 or $0.04 per fully diluted share for the three months ended June 30, 2002 and $644,000 or $0.07 per fully diluted share for the six months ended June 30, 2002.

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

A reconciliation of net income (loss) and earnings (loss) per common share, adjusted to exclude goodwill amortization expense, net of tax, for the period prior to adoption and the cumulative effect of accounting change recognized in the current period, is as follows (in thousands, except share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2002	2001	2002	2001

Net income (loss)	$428	$(725)	$(49,764)	$(1,321)
Amortization of goodwill, net of tax	—	322	—	644
Cumulative effect of accounting change	—	—	50,347	—

Adjusted net income (loss)	$428	$(403)	$583	$(677)

Basic:
Net income (loss) per common share	$0.05	$(0.08)	$(5.66)	$(0.15)
Amortization of goodwill, net of tax, per common share	—	0.04	—	0.07
Cumulative effect of accounting change, per common share	—	—	5.73	—

Adjusted earnings (loss) per common share	$0.05	$(0.05)*	$0.07	$(0.08)

Diluted:
Net income (loss) per common share	$0.05	$(0.08)	$(5.58)	$(0.15)
Amortization of goodwill, net of tax, per common share	—	0.04	—	0.07
Cumulative effect of accounting change, per common share	—	—	5.65	—

Adjusted earnings (loss) per common share	$0.05	$(0.05)*	$0.07	$(0.08)

*	Does not sum to $ (0.04) due to rounding.

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

3. CREDIT FACILITY

In December 2000, the Company entered into a $100,000,000 revolving credit facility with a five financial institution syndicate. The facility expires on March 31, 2004 and has a first security interest in the assets of the Company. The agreement provides that the facility may be used for operations and acquisitions, and provides $5,000,000 for swinglines and $10,000,000 for letters of credit. Amounts outstanding under the credit facility bear interest at either the lead bank’s corporate rate or LIBOR, as selected by the Company from time to time, plus applicable margins. This rate was 5.3% and 6.3% at June 30, 2002 and December 31, 2001, respectively. There is an annual commitment fee on the unused portion of the facility equal to between 25 and 37.5 basis points of the average daily unused portion of the aggregate commitment depending on the indebtedness to adjusted EBITDA ratio, as defined.

The amounts outstanding under the facility at June 30, 2002 and December 31, 2001 were $38,550,000 and $39,600,000, respectively, which have been classified as long-term liabilities. Additionally, the Company had outstanding letters of credit of $2,684,000 and $2,404,000 under the facility at June 30, 2002 and December 31, 2001, respectively. The revolving credit facility contains various covenants pertaining to the maintenance of certain financial ratios. These covenants include requirements for interest coverage, net worth, and capital expenditures, among other restrictions. The covenants also prohibit the payment of cash dividends. The Company was in compliance with these covenants as of June 30, 2002 and December 31, 2001.

4. CAPITAL STOCK

During the second quarter of 2002, the Company issued 40,163 shares of its common stock through its employee stock purchase plan.

In May 2002, the Company issued 70,000 shares of its common stock to several executives. These shares vest after three years in May 2005.

Options are to be included in the computation of diluted earnings per share (“EPS”) where the options’ exercise price is less than the average market price of the common shares during the period. The number of options outstanding during the three months ended June 30, 2002 had a dilutive effect of 198,728 shares to the weighted average common shares outstanding. For the six months ended June 30, 2002, the options outstanding had a dilutive effect of 122,207 shares to the weighted average common shares outstanding. For the three and six months ended June 30, 2001 options outstanding had no dilutive effect on the weighted average common shares outstanding. During the three months ended June 30, 2002 and 2001, options where the exercise price exceeded the average market price of the common shares totaled 611,896 and 1,035,085, respectively. During the six months ended June 30, 2002 and 2001, options where the exercise price exceeded the average market price of the common shares totaled 925,865 and 1,035,085, respectively.

5. DEFERRED TAXES

The Company’s net deferred tax assets totaled approximately $7,365,000 and $7,487,000 at June 30, 2002 and December 31, 2001, respectively, and are subject to periodic recoverability assessments. The realization of deferred tax assets is principally dependent upon the Company’s ability to generate sufficient future taxable income in certain tax jurisdictions. Factors used to assess the likelihood of realization are the Company’s forecast of future taxable income, which is based upon estimates and assumptions, and available tax planning strategies that could be implemented to realize the net deferred tax assets. On the basis of the Company’s operating results and projections for continuing improvement, management believes it is more likely than not that future operations will generate sufficient taxable income to realize the deferred tax assets. The Company evaluates the realizability and appropriateness of its deferred tax assets and liabilities quarterly and assesses the need for any valuation allowance against such deferred tax assets. In connection with the adoption of SFAS No. 142, future tax benefits associated with deductible goodwill amortization for tax purposes were fully reserved with a valuation allowance totaling $3,148,000. The valuation allowance for net deferred tax assets was $3,148,000 and $0 as of June 30, 2002 and December 31, 2001, respectively.

6. COMMITMENTS AND CONTINGENCIES

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2002 AND 2001

The following table sets forth certain historical financial data for IDG and shows such data as a percentage of net sales for the periods indicated (dollars in thousands):

	THREE MONTHS ENDED JUNE 30

	2002		2001

Net Sales	$127,425	100.0%	$131,364	100.0%
Cost of Sales	99,404	78.0	101,821	77.5

Gross Profit	28,021	22.0	29,543	22.5
Selling, General and Administrative Expenses	26,502	20.8	29,341	22.3

Operating Income	$1,519	1.2%	$202	0.2%

Net sales decreased $3.9 million or 3.0% from $131.4 million for the three months ended June 30, 2001 to $127.4 million for the three months ended June 30, 2002. Our commercial aerospace customers, including second and third-tier suppliers, experienced significant production declines during the quarter. Customers in capital goods industries were also impacted by the continued softness in the economy. Sales in the northwest region were particularly affected because of our focus on customers in these industries. The declines noted above were partially offset by improved economic conditions in the southern region, increased sales to automotive customers, and an increase in Flexible Procurement Solutions™ (“FPS”) sales. Despite current economic conditions, revenues from our FPS customers continue to grow through the addition and development of new customer accounts. For the three months ended June 30, 2002, our FPS revenues grew $5.9 million or 10.5% to $61.9 million as compared to $56.0 million for the same period in the prior year. During the second quarter of 2002 we added four new integrated supply customers.

Cost of sales decreased $2.4 million or 2.4% from $101.8 million for the three months ended June 30, 2001 to $99.4 million for the three months ended June 30, 2002. As a percentage of net sales, cost of sales increased slightly from 77.5% for the three months ended June 30, 2001 to 78.0% in 2002. The increase in cost of sales as a percentage of sales is due to $0.4 million expensed during the second quarter of 2002 to increase inventory reserves as compared to $37,000 in the prior year. Additionally, lower amounts of rebate income were earned in 2002, which resulted from lower inventory purchasing levels during the second quarter of 2002 as compared to 2001.

Selling, general, and administrative expenses decreased $2.8 million or 9.7% from $29.3 million for the three months ended June 30, 2001 to $26.5 million for the three months ended June 30, 2002. As a percentage of net sales, total selling, general, and administrative expenses decreased from 22.3% in 2001 to 20.8% in 2002. The decrease was primarily due to reduced salaries and benefits of approximately $2.0 million related to reductions in headcount as well as lower variable selling expenses associated with the lower sales activity. Additionally, we expensed $0.5 million to increase accounts receivable reserves during the second quarter of 2002 as compared to $0.3 million in the prior year. We also incurred a charge of $0.2 million, in the second quarter of 2002, to recognize the economic impact of a facility lease restructuring. The adoption of SFAS No. 142 eliminated the amortization expense associated with goodwill during the current year, which was approximately $0.3 million in the second quarter of 2001.

SIX MONTHS ENDED JUNE 30, 2002 AND 2001

The following table sets forth certain historical financial data for IDG and shows such data as a percentage of net sales for the periods indicated (dollars in thousands):

	SIX MONTHS ENDED JUNE 30

	2002		2001

Net Sales	$247,393	100.0%	$267,533	100.0%
Cost of Sales	192,958	78.0	207,549	77.6

Gross Profit	54,435	22.0	59,984	22.4
Selling, General and Administrative Expenses	51,866	21.0	59,129	22.1

Operating Income	$2,569	1.0%	$855	0.3%

Net sales decreased $20.1 million or 7.5% from $267.5 million for the six months ended June 30, 2001 to $247.4 million for the six months ended June 30, 2002. For the six months ended June 30, 2002, our customers in the commercial aerospace industry, and consequently second and third-tier suppliers to those customers, were adversely affected by production curtailments, layoffs, and plant closures as a result of the softness in the economy. In the first quarter of 2002, revenues from customers in the automotive industry, as well as suppliers to major automotive manufacturers, experienced production declines that were driven by the adverse economic conditions. However, during the second quarter of 2002 these automotive related customers showed marked improvement. These declines were partially offset by revenues to our FPS customers which grew $6.4 million or 5.7% for the six months ended June 30, 2002 to $118.4 million as compared to $112.0 million for the same period in the prior year due primarily to new customer accounts. In 2002 we have added 15 new integrated supply customers.

Cost of sales decreased $14.6 million or 7.0% from $207.5 million for the six months ended June 30, 2001 to $193.0 million for the six months ended June 30, 2002. As a percentage of net sales, cost of sales increased slightly from 77.6% for the six months ended June 30, 2001 to 78.0% for the six months ended June 30, 2002. The increase in cost of sales as a percentage of sales is due to higher amounts paid for freight-in and increased inventory reserves for the six months ended June 30, 2002 as compared to the same period in the prior year. For the six months ended June 30, 2002, $0.6 million was expensed related to inventory reserves as compared to $77,000 in the prior year.

Selling, general, and administrative expenses decreased $7.3 million or 12.3% from $59.1 million for the six months ended June 30, 2001 to $51.9 million for the six months ended June 30, 2002. As a percentage of net sales, total selling, general, and administrative expenses decreased from 22.1% in 2001 to 21.0% in 2002. The decrease in selling, general, and administrative expenses is primarily due to decreased salaries and benefits of approximately $4.8 million related to headcount reductions and the implementation of a temporary company-wide furlough program. As compared to the first six months of 2001, we saw a reduction in variable selling expenses of approximately $1.0 million associated with the lower sales activity. Additionally, we have expensed $0.9 million to increase accounts receivable reserves in 2002 as compared to $0.3 million in the prior year. Also, in 2002 we incurred a charge of $0.2 million to recognize the economic impact of a facility lease restructuring. The adoption of SFAS No. 142 eliminated the amortization expense associated with goodwill during the current year, which was approximately $0.7 million in the first six months of 2001.

LIQUIDITY AND CAPITAL RESOURCES

Capital Availability and Requirements

At June 30, 2002, we had $0.9 million in cash, an additional $77.7 million of working capital, and availability of $58.8 million under the master agreement of our $100 million revolving Credit Facility. Based upon our current asset base and outstanding borrowings under the Credit Facility, we have an additional borrowing capacity of $21.3 million. We believe our liquidity position is sufficient to enable us to fund our current operations and to fund anticipated internal expansion and acquisitions for the next year.

The principal financial covenants under our Credit Facility require a fixed charge coverage ratio of 1.0:1 and capital expenditures of no more than $6.5 million for the twelve-month period ended June 30, 2002. Our fixed charge coverage ratio was 3.55:1 and our capital expenditures were $0.3 million for the twelve-month period ended June 30, 2002. Additionally, our covenants require a minimum tangible net worth of $42.4 million and, at June 30, 2002 our tangible net worth was $51.1 million.

Analysis of Cash Flows

Net cash provided by operating activities for the six months ended June 30, 2002 and 2001 was $3.7 million and $0.5 million, respectively. The cash flow generated in 2002 was principally due to the reduction of inventory levels and the increase in accounts payable and book overdrafts. Offsetting these amounts was an increase in accounts receivable. In 2001, operating cash flow was principally generated by the management of accounts payable and inventory and was partially offset by the change in book overdrafts and an increase in accounts receivable.

Net cash used in investing activities for the six months ended June 30, 2002 and 2001 was $0.2 million and $1.0 million, respectively. The difference is mainly due to a reduction in cash used to fund capital expenditures and deposits.

Net cash used in financing activities for the six months ended June 30, 2002 and 2001 was $3.1 million and $2.5 million, respectively. We made payments of $1.3 million in 2002 versus $0.8 million in 2001 to pay down obligations on our credit facility and other long-term debt.

CERTAIN ACCOUNTING POLICIES AND ESTIMATES

Evaluation of the Recovery of Goodwill

Goodwill, net of accumulated amortization, from prior business combinations amounted to approximately $50.3 million at January 1, 2002. We adopted Statement of Financial Accounting Standard No. 142, “Goodwill and Intangible Assets” (“Statement 142”) on January 1, 2002. Statement 142 requires companies to discontinue the amortization of goodwill and to apply an impairment only approach. This new approach requires the use of valuation techniques and methodologies significantly different than the present undiscounted cash flow policy that we previously followed.

As a result of the adoption of Statement 142, we recorded a non-cash charge of approximately $50.3 million as a cumulative effect of accounting change in the first quarter of fiscal 2002. Application of the nonamortization provisions of Statement 142 will result in an increase in net income of $1.3 million ($0.15 per share) per year. We tested goodwill for impairment using the two-step process prescribed in Statement 142. The first step was a screen for potential impairment, while the second step measured the amount of the impairment, if any. Our assessment was based on an independent appraisal firm’s valuation of the enterprise fair value using a combination of discounted cash flows, market multiples, and comparable transactions which reflect changes in certain assumptions since the date of the acquisitions, and the identification of qualifying intangibles.

Allowance for Doubtful Accounts — Methodology

An allowance for uncollectible accounts has been established based on our collection experience and an assessment of the collectibility of specific accounts. We evaluate the collectibility of accounts receivable based on a combination of factors. Initially, we estimate an allowance for doubtful accounts as a percentage of accounts receivable based on historical collections experience. This initial estimate is periodically adjusted when we become aware of a specific customer’s inability to meet its financial obligations (e.g., bankruptcy filing) or as a result of changes in the overall aging of accounts receivable. We do not believe our estimate of the allowance for doubtful accounts is likely to be adversely affected by any individual customer, since we have no individually significant customers. As of June 30, 2002 and December 31, 2001 our allowance for doubtful accounts was $2.2 million and $1.5 million, respectively.

Inventories – Slow Moving and Obsolescence

In connection with certain contracts, we maintain certain special inventories for specific customers’ needs. In certain contracts, the customers are required to purchase the special inventory at the point in time when the inventory reaches a certain age. However, for other customer relationships and inventories, we are not protected by our customer from the risk of inventory loss. In such cases, we rely on available return privileges with vendors, if any. Therefore, in determining the net realizable value of inventories, we identify slow moving or obsolete inventories that (1) we are not protected by our customer agreements from risk of loss, and (2) are not eligible for return under various vendor return programs. Based upon these factors, we estimate the net realizable value of inventories and record any necessary adjustments as a charge to cost of sales. If our inventory return privileges were discontinued in the future, or if customers were unable to honor the provisions of certain contracts which protect us from inventory losses, our risk of loss associated with obsolete or slowing moving inventories would increase. Our reserve for obsolete and slowing moving inventories was approximately $7.4 million at both June 30, 2002 and December 31, 2001 or 11.3% and 10.6% of gross inventories, respectively.

Deferred Income Tax Assets

We currently have net deferred tax assets totaling approximately $7.4 million at June 30, 2002, which are subject to periodic recoverability assessments. The realization of our deferred tax assets is principally dependent upon our being able to generate sufficient future taxable income in certain tax jurisdictions. The factors used to assess the likelihood of realization are our forecast of future taxable income, which is based upon estimates and assumptions, and available tax planning strategies that could be implemented to realize the net deferred tax assets. On the basis of our operating results and projections for continuing improvement, we believe it is more likely than not that our future operations will generate sufficient taxable income to realize the deferred tax assets. If these estimates and related assumptions change in the future, we may be required to record an additional valuation allowance against our net deferred tax assets resulting in additional income tax expense in our consolidated statement of operations. We evaluate the realizability and appropriateness of our deferred tax assets and liabilities quarterly and assess the need for any valuation allowance against such deferred tax assets. In connection with the adoption of Statement 142, future tax benefits associated with deductible goodwill amortization for tax purposes were fully reserved with a valuation allowance totaling $3.1 million.

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

INDUSTRIAL DISTRIBUTION GROUP, INC. (Registrant)

Date: August 14, 2002	By:	/s/ Jack P. Healey

Jack P. Healey Senior Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Accounting and Financial Officer)