Form 10-Q
period 2002-09-30
INDUSTRIAL DISTRIBUTION GROUP INC
filed 2002-11-14
CIK 1042351

FORM 10-Q
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

COMMISSION FILE NUMBER 001-13195

INDUSTRIAL DISTRIBUTION GROUP, INC.
(Exact name of registrant as specified in its charter)

Delaware	58-2299339

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

950 East Paces Ferry Road, Suite 1575 Atlanta, Georgia 30326

(Address of principal executive offices and zip code)

(404) 949-2100

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at October 31, 2002

Common Stock, $.01 par value	8,928,462

INDUSTRIAL DISTRIBUTION GROUP, INC.
INDEX

PART I. Financial Information
ITEM 1. Financial Statements
Consolidated Balance Sheets at September 30, 2002 (Unaudited) and December 31, 2001
Consolidated Statements of Operations for the three months ended September 30, 2002 and 2001 (Unaudited)
Consolidated Statements of Operations for the nine months ended September 30, 2002 and 2001 (Unaudited)
Consolidated Statements of Cash Flows for the nine months ended September 30, 2002 and 2001 (Unaudited)
Notes to the Consolidated Financial Statements — September 30, 2002 (Unaudited)
ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
ITEM 3. Quantitative and Qualitative Disclosures About Market Risk
ITEM 4. Controls and Procedures
PART II. Other Information
ITEM 1. Legal Proceedings
ITEM 5. Other Information
ITEM 6. Exhibits and Reports on Form 8-K

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INDUSTRIAL DISTRIBUTION GROUP, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	SEPTEMBER 30,	DECEMBER 31,
	2002	2001

	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and Cash Equivalents	$1,592	$476
Accounts Receivable, net	60,950	59,747
Inventory, net	57,736	61,907
Deferred Tax Assets	6,655	6,786
Prepaid and Other Current Assets	4,925	6,042

TOTAL CURRENT ASSETS	131,858	134,958
Property and Equipment, net	11,705	13,077
Intangible Assets, net	372	50,766
Deferred Tax Assets	452	701
Other Assets	1,209	1,542

TOTAL ASSETS	$145,596	$201,044

LIABILITIES & STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current Maturities of Long-term Debt	$779	$747
Book Overdraft	1,730	4,873
Accounts Payable	38,876	37,644
Accrued Compensation	1,679	1,572
Current Portion of Management Liability Insurance	1,859	3,718
Other Accrued Liabilities	6,532	6,497

TOTAL CURRENT LIABILITIES	51,455	55,051
Long-Term Debt	41,511	42,015
Other Long-Term Liabilities	581	2,843

TOTAL LIABILITIES	93,547	99,909

STOCKHOLDERS’ EQUITY:
Common Stock, par value $.01 per share, 50,000,000 shares authorized; 8,905,207 shares issued and outstanding in 2002; 8,724,184 shares issued and outstanding in 2001	89	87
Additional Paid-In Capital	97,962	97,579
Unearned Compensation	(191)	—
Retained (Deficit) Earnings	(45,811)	3,469

TOTAL STOCKHOLDERS’ EQUITY	52,049	101,135

TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY	$145,596	$201,044

The accompanying notes are an integral part of these consolidated financial statements.

INDUSTRIAL DISTRIBUTION GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share data)
(Unaudited)

	THREE MONTHS ENDED
	SEPTEMBER 30,

	2002	2001

NET SALES	$123,950	$123,883
COST OF SALES	96,191	96,420

Gross profit	27,759	27,463
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	26,167	26,225

Income from operations	1,592	1,238
INTEREST EXPENSE	746	1,042
OTHER EXPENSE (INCOME)	9	(31)

INCOME BEFORE INCOME TAXES	837	227
PROVISION FOR INCOME TAXES	353	340

NET INCOME (LOSS)	$484	$(113)

BASIC AND DILUTED EARNINGS (LOSS) PER SHARE	$.05	$(.01)

BASIC WEIGHTED AVERAGE SHARES OUTSTANDING	8,834,936	8,686,521

DILUTED WEIGHTED AVERAGE SHARES OUTSTANDING	9,071,853	8,686,521

The accompanying notes are an integral part of these consolidated financial statements.

INDUSTRIAL DISTRIBUTION GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share data)
(Unaudited)

	NINE MONTHS ENDED
	SEPTEMBER 30,

	2002	2001

NET SALES	$371,343	$391,416
COST OF SALES	289,149	303,969

Gross profit	82,194	87,447
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	78,033	85,354

Income from operations	4,161	2,093
INTEREST EXPENSE	2,209	3,566
OTHER EXPENSE (INCOME)	16	(82)

INCOME (LOSS) BEFORE INCOME TAXES AND CUMULATIVE EFFECT OF ACCOUNTING CHANGE	1,936	(1,391)
PROVISION FOR INCOME TAXES	869	43

INCOME (LOSS) BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGE	1,067	(1,434)

CUMULATIVE EFFECT OF ACCOUNTING CHANGE	(50,347)	—

NET LOSS	$(49,280)	$(1,434)

EARNINGS (LOSS) PER COMMON SHARE:
BASIC:
NET EARNINGS (LOSS) BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGE, PER COMMON SHARE	$0.12	$(0.17)
CUMULATIVE EFFECT OF ACCOUNTING CHANGE, PER COMMON SHARE	(5.72)	—

LOSS PER COMMON SHARE	$(5.60)	$(0.17)

DILUTED:
NET EARNINGS (LOSS) BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGE, PER COMMON SHARE	$0.12	$(0.17)
CUMULATIVE EFFECT OF ACCOUNTING CHANGE, PER COMMON SHARE	(5.62)	—

LOSS PER COMMON SHARE	$(5.50)	$(0.17)

BASIC WEIGHTED AVERAGE SHARES OUTSTANDING	8,805,052	8,621,818

DILUTED WEIGHTED AVERAGE SHARES OUTSTANDING	8,964,058	8,621,818

The accompanying notes are an integral part of these consolidated financial statements.

INDUSTRIAL DISTRIBUTION GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	NINE MONTHS ENDED
	SEPTEMBER 30,

	2002	2001

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(49,280)	$(1,434)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	2,134	3,641
Deferred taxes	380	1,294
Gain on disposal of equipment	(4)	(43)
Impairment of goodwill	50,347	—
Changes in operating assets and liabilities:
Accounts receivable, net	(1,203)	(63)
Inventories, net	4,171	3,692
Prepaid assets and other assets	1,201	(2,471)
Book overdraft	(3,143)	(2,329)
Accounts payable	1,232	1,952
Accrued compensation	107	(367)
Other accrued liabilities	(1,281)	(663)

Total adjustments	53,941	4,643

Net cash provided by operating activities	4,661	3,209

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property and equipment, net	(452)	(694)
Proceeds from the sale of property and equipment	39	283
Deposits	(22)	54

Net cash used in investing activities	(435)	(357)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	167	282
Net borrowings (repayments) on credit facilities and other lines	50	(2,429)
Long-term debt repayments	(522)	(547)
Premium payments on management liability insurance	(2,790)	(2,807)
Deferred loan costs and other	(15)	(65)

Net cash used in financing activities	(3,110)	(5,566)

NET CHANGE IN CASH AND CASH EQUIVALENTS	1,116	(2,714)
CASH AND CASH EQUIVALENTS, beginning of period	476	3,690

CASH AND CASH EQUIVALENTS, end of period	$1,592	$976

Supplemental Cash Flow Information:
Interest paid	$1,706	$2,788

Net income taxes (refunded) paid	$(731)	$642

Noncash Transactions:
Issuance of restricted stock	$218	$—

The accompanying notes are an integral part of these consolidated financial statements.

INDUSTRIAL DISTRIBUTION GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — SEPTEMBER 30, 2002 (Unaudited)

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

The Company adopted SFAS No. 142 on January 1, 2002. The Company tested goodwill for impairment using the two-step process prescribed in SFAS No. 142. The first step was a screen for potential impairment, while the second step measured the amount of the impairment, if any. Based on an independent appraisal firm’s valuation of the enterprise fair value using a combination of discounted cash flows, market multiples, and comparable transactions, which reflect changes in certain assumptions since the date of the acquisitions, and the identification of qualifying intangibles, the Company recorded a non-cash charge of $50,347,000 as a cumulative effect of accounting change in the first quarter of 2002 associated with the adoption of this Statement. The Company recorded a full valuation reserve of $3,148,000 against the tax benefit resulting from this charge. The application of the nonamortization provisions of SFAS No. 142 resulted in an increase to net income of approximately $322,000 or $0.04 per fully diluted share for the three months ended September 30, 2002 and a reduction of the net loss of approximately $966,000 or $0.11 per fully diluted share for the nine months ended September 30, 2002.

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

A reconciliation of net income (loss) and earnings (loss) per common share, adjusted to exclude goodwill amortization expense, net of tax, for the period prior to adoption and the cumulative effect of accounting change recognized in the current period, is as follows (in thousands, except share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

Net income (loss)	$484	$(113)	$(49,280)	$(1,434)
Amortization of goodwill, net of tax	—	322	—	966
Cumulative effect of accounting change	—	—	50,347	—

Adjusted net income (loss)	$484	$209	$1,067	$(468)

Basic:
Net income (loss) per common share	$0.05	$(0.01)	$(5.60)	$(0.17)
Amortization of goodwill, net of tax, per common share	—	0.04	—	0.11
Cumulative effect of accounting change, per common share	—	—	5.72	—

Adjusted earnings (loss) per common share	$0.05	$0.02 *	$0.12	$(0.05)**

Diluted:
Net income (loss) per common share	$0.05	$(0.01)	$(5.50)	$(0.17)
Amortization of goodwill, net of tax, per common share	—	0.04	—	0.11
Cumulative effect of accounting change, per common share	—	—	5.62	—

Adjusted earnings (loss) per common share	$0.05	$0.02 *	$0.12	$(0.05)**

*	Does not sum to $0.03 due to rounding.

**	Does not sum to $(0.06) due to rounding.

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

3. CREDIT FACILITY

In December 2000, the Company entered into a $100,000,000 revolving credit facility with a five financial institution syndicate. The facility expires on March 31, 2004 and has a first security interest in the assets of the Company. The agreement provides that the facility may be used for operations and acquisitions, and provides $5,000,000 for swinglines and $10,000,000 for letters of credit. Amounts outstanding under the credit facility bear interest at either the lead bank’s corporate rate or LIBOR, as selected by the Company from time to time, plus applicable margins. This rate was 5.1% and 6.3% at September 30, 2002 and December 31, 2001, respectively. There is an annual commitment fee on the unused portion of the facility equal to between 25 and 37.5 basis points of the average daily unused portion of the aggregate commitment depending on the indebtedness to adjusted EBITDA ratio, as defined.

The amounts outstanding under the facility at September 30, 2002 and December 31, 2001 were $39,650,000 and $39,600,000, respectively, which have been classified as long-term liabilities. Additionally, the Company had outstanding letters of credit of $1,969,000 and $2,404,000 under the facility at September 30, 2002 and December 31, 2001, respectively. The revolving credit facility contains various covenants pertaining to the maintenance of certain financial ratios. These covenants include requirements for interest coverage, net worth, and capital expenditures, among other restrictions. The covenants also prohibit the payment of cash dividends. The Company was in compliance with these covenants as of September 30, 2002 and December 31, 2001.

4. CAPITAL STOCK

During the third quarter of 2002, the Company issued 24,734 shares of its common stock through its employee stock purchase plan.

In May 2002, the Company issued 70,000 shares of restricted common stock to several executives. These shares are subject to forfeiture for three years until May 2005.

Options are to be included in the computation of diluted earnings per share (“EPS”) where the options’ exercise price is less than the average market price of the common shares during the period. The number of options outstanding during the three months ended September 30, 2002 had a dilutive effect of 236,917 shares to the weighted average common shares outstanding. For the nine months ended September 30, 2002, the options outstanding had a dilutive effect of 159,006 shares to the weighted average common shares outstanding. For the three and nine months ended September 30, 2001 options outstanding had no dilutive effect on the weighted average common shares outstanding. During the three months ended September 30, 2002 and 2001, options where the exercise price exceeded the average market price of the common shares totaled 910,865 and 1,376,978, respectively. During the nine months ended September 30, 2002 and 2001, options where the exercise price exceeded the average market price of the common shares totaled 910,865 and 1,103,866, respectively.

5. DEFERRED TAXES

The Company’s net deferred tax assets totaled approximately $7,107,000 and $7,487,000 at September 30, 2002 and December 31, 2001, respectively, and are subject to periodic recoverability assessments. The realization of deferred tax assets is principally dependent upon the Company’s ability to generate sufficient future taxable income in certain tax jurisdictions. Factors used to assess the likelihood of realization are the Company’s forecast of future taxable income, which is based upon estimates and assumptions, and available tax planning strategies that could be implemented to realize the net deferred tax assets. On the basis of the Company’s operating results and projections for future taxable income, management believes it is more likely than not that future operations will generate sufficient taxable income to realize the deferred tax assets. The Company evaluates the realizability and appropriateness of its deferred tax assets and liabilities quarterly and assesses the need for any valuation allowance against such deferred tax assets. In connection with the adoption of SFAS No. 142, future tax benefits associated with deductible goodwill amortization for tax purposes were fully reserved with a valuation allowance totaling $3,148,000. The valuation allowance for net deferred tax assets was $3,148,000 and $0 as of September 30, 2002 and December 31, 2001, respectively.

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

This discussion may contain certain forward-looking statements concerning our operations, performance, and financial condition, including, in particular, the likelihood of our success in developing and expanding our business. These statements are based upon a number of assumptions and estimates that are inherently subject to significant uncertainties and contingencies, many of which are beyond our control. Actual results may differ materially from those expressed or implied by such forward-looking statements. Factors that could cause actual results to differ include, but are not limited to, the operations levels of our customers, the impact of dedicating significant resources to our FPS program, our ability to maintain key personnel, the availability of key personnel for employment by us, the continuation of key supplier relationships, our ability to compete successfully in the highly competitive and diverse MROP market, and other factors discussed in more detail under “Item 1-Business” of our Annual Report on Form 10-K for fiscal 2001.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001

The following table sets forth certain historical financial data for IDG and shows such data as a percentage of net sales for the periods indicated (dollars in thousands):

	THREE MONTHS ENDED SEPTEMBER 30

	2002		2001

Net Sales	$123,950	100.0%	$123,883	100.0%
Cost of Sales	96,191	77.6	96,420	77.8

Gross Profit	27,759	22.4	27,463	22.2
Selling, General and Administrative Expenses	26,167	21.1	26,225	21.2

Operating Income	$1,592	1.3%	$1,238	1.0%

Net sales increased slightly by $0.1 million or 0.1% from $123.9 million for the three months ended September 30, 2001 to $124.0 million for the three months ended September 30, 2002, despite a slight change in our overall revenue mix. Specifically, an increase in Flexible Procurement Solutions ™ (“FPS”) revenues helped offset the effect of the continued economic downturn on our overall customer base. For the quarter, production curtailments at our commercial aerospace, automotive, and energy customers who continue to respond to economic conditions, caused these customers to make relatively fewer purchases from us. The addition and development of new FPS customer accounts has helped us offset these reduced purchases. While our existing FPS customers have also been impacted by the economic declines resulting in lower purchases from them, new FPS accounts that we added during the first half of 2002 more than offset the impact of the decline in purchases by older FPS customers. For the three months ended September 30, 2002, our FPS revenues grew $5.9 million or 10.4% to $62.3 million as compared to $56.4 million for the same period in the prior year. FPS revenues were 50.3% of total revenues for the three months ended September 30, 2002 as compared to 45.6% in the prior year. During the third quarter of 2002 we added 20 new integrated supply customers.

Cost of sales decreased slightly by $0.2 million or 0.2% from $96.4 million for the three months ended September 30, 2001 to $96.2 million for the three months ended September 30, 2002. As a percentage of net sales, cost of sales also decreased slightly from 77.8% for the three months ended September 30, 2001 to 77.6% for the same period in 2002. The decrease in cost of sales as a percentage of sales for the quarter was due primarily to an increase in service revenues, which do not carry as high a level of cost of sales as do product revenues. The impact of this decrease was partially offset by an increase in inventory reserves of $0.1 million.

Selling, general, and administrative expenses decreased $0.1 million or 0.2% from $26.2 million for the three months ended September 30, 2001 to $26.2 million for the three months ended September 30, 2002. As a percentage of net sales, total selling, general, and administrative expenses decreased from 21.2% in 2001 to 21.1% in 2002. However, included in the prior year's quarter were several one-time programs. These programs such as company-wide furloughs, changes in employee benefits, and modification of compensation programs amounted to approximately $1.2 million in savings during the third quarter of 2001. We have been able to more than offset these one-time reductions with permanent SG&A savings. We accomplished this through further headcount reductions, reduced discretionary spending, and reduced occupancy costs achieved by rationalizing inventory locations. The adoption of SFAS No. 142 eliminated the amortization expense associated with goodwill during the current year, which was approximately $0.3 million in the third quarter of 2001. These reductions were partially offset by an increase in accounts receivable bad debt reserves. During the third quarter of 2002, we expensed $0.5 million to increase accounts receivable reserves as compared to $0.2 million in the prior year.

NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001

The following table sets forth certain historical financial data for IDG and shows such data as a percentage of net sales for the periods indicated (dollars in thousands):

	NINE MONTHS ENDED SEPTEMBER 30

	2002		2001

Net Sales	$371,343	100.0%	$391,416	100.0%
Cost of Sales	289,149	77.9	303,969	77.7

Gross Profit	82,194	22.1	87,447	22.3
Selling, General and Administrative Expenses	78,033	21.0	85,354	21.8

Operating Income	$4,161	1.1%	$2,093	0.5%

Net sales decreased $20.1 million or 5.1% from $391.4 million for the nine months ended September 30, 2001 to $371.3 million for the nine months ended September 30, 2002. For the nine months ended September 30, 2002, our customers in the commercial aerospace and automotive industries, and consequently second and third-tier suppliers to those customers, were adversely affected by production curtailments, layoffs, and plant closures as a result of the softness in the economy. In addition, in the third quarter of 2002, our customers in the energy industry began to see significant declines in production. These declines led to reduced purchases from us by those customers, but those reductions were partially offset by increased revenues from new FPS customers. FPS revenues grew $12.3 million or 7.3% for the nine months ended September 30, 2002 to $180.7 million as compared to $168.4 million for the same period in the prior year, due primarily to new FPS customer accounts. In the first nine months of 2002 we have added 40 new integrated supply customers.

Cost of sales decreased $14.8 million or 4.9% from $304.0 million for the nine months ended September 30, 2001 to $289.1 million for the nine months ended September 30, 2002. As a percentage of net sales, cost of sales increased slightly from 77.7% for the nine months ended September 30, 2001 to 77.9% for the nine months ended September 30, 2002. The increase in cost of sales as a percentage of sales is primarily due to increased inventory reserves for the nine months ended September 30, 2002 as compared to the same period in the prior year. For the nine months ended September 30, 2002, $0.8 million was expensed related to inventory reserves as compared to $0.3 million in the prior year.

Selling, general, and administrative expenses decreased $7.3 million or 8.6% from $85.4 million for the nine months ended September 30, 2001 to $78.0 million for the nine months ended September 30, 2002. As a percentage of net sales, total selling, general, and administrative expenses decreased from 21.8% in 2001 to 21.0% in 2002. The decrease in selling, general, and administrative expenses is primarily due to decreased salaries and employee benefits of approximately $4.8 million related to headcount reductions and the continuation, through the first quarter of 2002, of a company-wide furlough program that began in September 2001. The adoption of SFAS No. 142 eliminated the amortization expense associated with goodwill during the current year, which was approximately $1.0 million in the first nine months of 2001. Additionally, variable selling expenses decreased by approximately $1.3 million and other discretionary spending decreased as part of our overall cost containment strategy. Partially offsetting these reductions was an increase in accounts receivable reserves. Specifically, we have expensed $1.4 million to increase accounts receivable reserves in 2002 as compared to $0.4 million in the prior year.

LIQUIDITY AND CAPITAL RESOURCES

Capital Availability and Requirements

At September 30, 2002, we had $1.6 million in cash, an additional $78.8 million of working capital, and availability of $58.4 million under the master agreement of our $100 million revolving Credit Facility. Based upon our current asset base and outstanding borrowings under the Credit Facility, we have an additional borrowing capacity of $18.9 million. We believe our liquidity position is sufficient to enable us to fund our current operations and to fund anticipated internal expansion and possible acquisitions for the next year.

The principal financial covenants under our Credit Facility require a fixed charge coverage ratio of 1.10:1 and capital expenditures of no more than $6.5 million for the twelve-month period ended September 30, 2002. Our fixed charge coverage ratio was 5.45:1 at

September 30, 2002 and our capital expenditures were $0.5 million for the twelve-month period ended September 30, 2002. Our covenants require a minimum tangible net worth of $42.4 million; at September 30, 2002 our tangible net worth was $51.7 million.

Analysis of Cash Flows

Net cash provided by operating activities for the nine months ended September 30, 2002 and 2001 was $4.7 million and $3.2 million, respectively. The cash flow generated in the first nine months of 2002 was principally from our efforts to reduce inventory levels and a decrease in prepaid and other current assets related primarily to income tax refunds received in 2002. The net change in book overdrafts and accounts payable partially offset cash provided by the reductions in inventory and prepaid and other current assets. In 2001, operating cash flow was principally generated by the management of inventory and was partially offset by the net change in book overdrafts and accounts payable and an increase in prepaid and other assets related to an increase in taxes receivable.

Net cash used in investing activities for the nine months ended September 30, 2002 and 2001 was $0.4 million for each year. A reduction in cash used to fund capital expenditures in the first nine months of 2002 was partially offset by a decline in proceeds related to the sale of property and equipment.

Net cash used in financing activities for the nine months ended September 30, 2002 and 2001 was $3.1 million and $5.6 million, respectively. We made payments of $0.5 million in 2002 versus $3.0 million in 2001 to pay down obligations on our credit facility and other long-term debt. In both periods, we used approximately $2.8 million to pay obligations under our management liability insurance policy, which provided us financing during 2000 related to the settlement of the dissenting shareholder litigation.

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

Allowance for Doubtful Accounts — Methodology

An allowance for uncollectible accounts has been established based on our collection experience and an assessment of the collectibility of specific accounts. We evaluate the collectibility of accounts receivable based on a combination of factors. Initially, we estimate an allowance for doubtful accounts as a percentage of accounts receivable based on historical collections experience. This initial estimate is periodically adjusted when we become aware of a specific customer’s inability to meet its financial obligations (e.g., bankruptcy filing) or as a result of changes in the overall aging of accounts receivable. We do not believe our estimate of the allowance for doubtful accounts is likely to be adversely affected by any individual customer, since we have no individually significant customers. As of September 30, 2002 and December 31, 2001 our allowance for doubtful accounts was $2.5 million and $1.5 million, respectively.

Inventories – Slow Moving and Obsolescence

In connection with certain contracts, we maintain certain special inventories for specific customers’ needs. In certain contracts, the customers are required to purchase the special inventory at the point in time when the inventory reaches a certain age. However, for other customer relationships and inventories, we are not protected by our customer from the risk of inventory loss. In such cases, we rely on available return privileges with vendors, if any. Therefore, in determining the net realizable value of inventories, we identify slow moving or obsolete inventories that (1) we are not protected by our customer agreements from risk of loss, and (2) are not eligible for return under various vendor return programs. Based upon these factors, we estimate the net realizable value of inventories and record any necessary adjustments as a charge to cost of sales. If our inventory return privileges were discontinued in the future, or if customers were unable to honor the provisions of certain contracts which protect us from inventory losses, our risk of loss associated with obsolete or slowing moving inventories would increase. Our reserve for obsolete and slowing moving inventories was approximately $7.3 million and $7.4 million at September 30, 2002 and December 31, 2001 or 11.2% and 10.6% of gross inventories, respectively.

Deferred Income Tax Assets

We currently have net deferred tax assets totaling approximately $7.1 million at September 30, 2002, which are subject to periodic recoverability assessments. The realization of our deferred tax assets is principally dependent upon our ability to generate sufficient future taxable income in certain tax jurisdictions. The factors used to assess the likelihood of realization are our forecast of future taxable income, which is based upon estimates and assumptions, and available tax planning strategies that could be implemented to realize the net deferred tax assets. On the basis of our operating results and projections for future taxable income, we believe it is more likely than not that our future operations will generate sufficient taxable income to realize the deferred tax assets. If these estimates and related assumptions change in the future, we may be required to record an additional valuation allowance against our net deferred tax assets resulting in additional income tax expense in our consolidated statement of operations. We evaluate the realizability and appropriateness of our deferred tax assets and liabilities quarterly and assess the need for any valuation allowance against such deferred tax assets. In connection with the adoption of Statement 142, future tax benefits associated with deductible goodwill amortization for tax purposes were fully reserved with a valuation allowance totaling $3.1 million.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There has been no significant change in the disclosure concerning this item made in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.

ITEM 4. CONTROLS AND PROCEDURES

Within the 90-day period prior to the date of this report, an evaluation was performed under the supervision and with the participation of our management, including our President and Chief Executive Officer and our Senior Vice President and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-14(c) under the Securities Exchange Act of 1934 (the “Act”). Based on that evaluation, our President and Chief Executive Officer and our Senior Vice President and Chief Financial Officer, concluded that our disclosure controls and procedures are effective in accumulating and communicating information to our management, including our President and Chief Executive Officer and Senior Vice President and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure of that information under the Securities and Exchange Commission’s rules and forms and that our disclosure controls and procedures are designed to ensure that the information we are required to disclose in reports that we file or submit under the Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date of the evaluation of these controls.

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

ITEM 5. OTHER INFORMATION

On August 30, 2002, we received official notice from the New York Stock Exchange (“NYSE”) that we were removed from the NYSE’s “Watch List” and were now considered a “company in good standing” in relation to the NYSE’s continued listing standards. We had been placed on the Watch List in November 2001 based upon our market capitalization falling below $15 million, the NYSE’s minimum market capitalization criterion. Subsequently, our market capitalization exceeded $15 million; however, we were required to continue to be on the NYSE’s Watch List until receipt of the above official notice from the NYSE.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

a) Exhibits filed as part of this Form 10-Q:

     None

b) Reports on Form 8-K filed during the quarter to which this Form 10-Q relates:

     Form 8-K filed August 14, 2002 reporting under Item 9 the delivery of certifications pursuant to 18 U.S.C. Section 1350

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INDUSTRIAL DISTRIBUTION GROUP, INC. (Registrant)

Date: November 14, 2002	By:	/s/ Jack P. Healey

Jack P. Healey
Senior Vice President and
Chief Financial Officer
(Duly Authorized Officer and Principal Accounting and Financial Officer)

CERTIFICATIONS

I, Andrew B. Shearer, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Industrial Distribution Group, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

/s/ Andrew B. Shearer

Andrew B. Shearer
President and
Chief Executive Officer

I, Jack P. Healey, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Industrial Distribution Group, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

/s/ Jack P. Healey

Jack P. Healey
Senior Vice President and
Chief Financial Officer