Form 10-K
period 2002-12-31
INDUSTRIAL DISTRIBUTION GROUP INC
filed 2003-03-21
CIK 1042351

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS
PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2002

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from to

Commission File No. 001-13195

INDUSTRIAL DISTRIBUTION GROUP, INC.

(Exact Name of Registrant as Specified in its Charter)

DELAWARE (State or other jurisdiction of incorporation or organization)	58-2299339 (I.R.S. Employer Identification No.)

950 East Paces Ferry Road, Suite 1575, Atlanta, Georgia 30326
(Address of principal executive offices) (Zip Code)

Registrant’s Telephone Number, Including Area Code: (404) 949-2100

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [   ]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [   ] No [X]

     The aggregate market value of the voting stock held by non-affiliates (which for purposes hereof are all holders other than executive officers and directors) of the Registrant as of June 30, 2002 is $23,412,321 (based on 7,203,791 shares held by non-affiliates at $3.25 per share, the last sales price on the NYSE on June 30, 2002).

     At March 1, 2003, there were issued and outstanding 8,882,853 shares of our common stock, par value $0.01 per share.

DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Registrant’s definitive Proxy Statement for the 2003 Annual Meeting of Stockholders, to be filed with the Commission, are incorporated by reference into Part III.

PART I

Item 1. Business.

Background and General

     Industrial Distribution Group, Inc. was formed in 1997 through a combination of industrial distribution companies. We are a nationwide supplier of maintenance, repair, operating, and production (“MROP”) products and services to manufacturers and other industrial users. We distribute a full line of MROP products, specializing in cutting tools, abrasives, hand and power tools, coolants, lubricants, adhesives, safety products, and machine tools, and we can supply virtually any other MROP product that a customer may require. We also provide — as a targeted and increasing portion of our business — an array of value-added services and arrangements, primarily through our Flexible Procurement Solutions™ (“FPS”) program, that emphasize and utilize our specialized expertise in product applications and production process improvements.

     While continuing to provide traditional sales of MROP products, we have targeted sales of services through our FPS program to both mid-market (i.e. greater than $50,000 but less than $500,000 in potential annual revenues) and large market (i.e. greater than $500,000 in potential annual revenues) accounts as the principal growth area for our business. We believe that our focus on and expansion of our FPS services are positioning IDG to address proactively the increasing demands of customers in our market for ways to reduce their overall MROP costs and enhance their operating efficiencies. In many of our FPS arrangements we guarantee a minimum annual reduction in the customer’s total MROP procurement costs through our Documented Cost Savings Program. We are able to do so by leveraging our expertise and ability to analyze a customer’s acquisition, possession, and application processes for MROP products, to design and implement a customized program to streamline these processes and reduce their associated costs. The specific programs we design may include improving the customer’s production and procurement processes, standardizing the products they use, reducing the number of suppliers from which they purchase products, or developing integrated supply arrangements that outsource to us some or all of their MROP procurement and management functions.

     Our operations are organized into four regional divisions. Each regional division is headed by a President who reports directly to our Chief Executive Officer. We serve 64 of the top 75 U.S. industrial markets and have an active presence in Mexico and China. We have more than 22,000 active customers (customers that purchased at least one item in the last 12 months), which include a diverse group of large and mid-sized national and international corporations, including Boeing, Borg-Warner, Ford, General Electric, and Stanley Tools, as well as many local and regional businesses.

     We had net sales of $492.5 million for the year ended December 31, 2002. Based on 2002 sales, we believe IDG is among the top 15 MROP providers and the top five providers of MROP integrated supply services in the nation.

Industry Overview and Trends

     Manufacturers, processors, and other producers of industrial, commercial, or consumer products have a continual need for a broad range of MROP products. We estimate that the size of the market for industrial MROP products in which we participate primarily is approximately $70 billion annually. However, the entire U.S. MROP market is estimated to be in excess of $175 billion annually. This broader market includes electrical, PVF (pipes, valves, and fittings), power transmission, and other product categories in which we participate to a lesser extent than the industrial MROP product market.

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

     An additional trend that we have witnessed in our industry in recent years is the significant change in the distribution channel associated with the MROP marketplace. Specifically, the e-commerce and business-to-business solutions that have resulted from technological advancements and the Internet have broadened the distribution channel in the MROP marketplace. While the first distributors to enter this channel were those who primarily use catalogs to sell their products, we believe the recent trend is to use such technology as part of a procurement solution strategy that provides customers the option to outsource the commodity management aspects of MROP. As manufacturers have focused on their core manufacturing or other production competencies, they have increasingly outsourced their MROP procurement, management, and application processes in search of more comprehensive MROP solutions.

     We believe that we have the size, scale of operations, and technological and skilled personnel resources necessary to benefit from these industry trends and compete effectively in the MROP supply industry.

Flexible Procurement Solutions (FPS)

     Services Program and Approach

     FPS is both a broad program of the myriad services we offer to customers and a reflection of our principal approach to addressing the MROP needs of our customers. We approach our customers and their needs proactively, not simply to sell MROP products, but to help design an overall MROP strategy that improves our customers’ supply chain and asset management and increases their operational efficiencies. We offer our customers our expertise in process improvement, inventory management, product application, productivity improvements, cost savings, software solutions, and logistics. Through FPS, we can provide any or all of these areas of expertise, depending on the size and the specific needs of the customer. As a result of our services, we hope that our customers can increase their profits and their return on assets.

     We believe that the ability and flexibility to provide the ideal combination of MROP services required by each customer is the key to capturing market share for our business. The prerequisites for doing so will continue to evolve, and we will remain vigilant in assessing the needs of and developing solutions for our existing and prospective new customers. At December 31, 2002, we had arrangements in place to provide FPS services to approximately 364 customers, including 87 integrated supply arrangements with customers covering 162 sites.

     Spectrum of Service Offerings

     The spectrum of services we offer in designing and implementing Flexible Procurement Solutions for customers is broad and encompasses all three phases of a customer’s MROP cycle — that is, the acquisition, possession, and application of its MROP products. Our extensive process and product expertise are key elements that allow us to present cost saving solutions to our customers in all of these phases. For example, our comprehensive product line supports our commitment to acquire and deliver the most appropriate product to our customers. In addition to maintaining approximately 400,000 stock keeping units (“SKUs”), as well as special items in stock for regular customers, we can provide virtually any MROP item a customer may require. In addition, our proprietary software programs provide a sophisticated system for our customers to accurately track their possession and use of these products. Finally, our industry and product-specific experience enable us to assist in the application of MROP products by evaluating manufacturing processes and the MROP products they use. With our understanding of the most appropriate product for specific customer applications, we can help identify the MROP product best suited for a customer’s specific need, or we may suggest process re-engineering in order to lower the customer’s total MROP costs.

     The proper management of the procurement, possession and application functions is important to customers because they must balance the need for immediate access to inventory with the cost of carrying the inventory. Many MROP products — such as drill bits, sandpaper, saw blades, and gloves — are consumed in production processes and are essential to maintain at the point of production to avoid unnecessary downtime. Other MROP products — such as power tools, scales, hoists, and lathes — have relatively longer operational lives and are therefore purchased less frequently, but still must be available “on time” in order to achieve production efficiencies. In all cases, the management of all phases of our customers’ MROP cycles is a fundamental part of our FPS services for our customers.

     In addition to identifying and supplying the particular products a customer requires (in the proper quantities and at the proper times), our specialized services may include any one or more of the following to assist the customer in the possession and application phases of the MROP cycle:

•	providing consolidated billing for MROP products and computerized management reports to customers regarding purchases and inventory levels;

•	installing computer software and hardware to implement an electronic data interchange system to enable the customer to order products electronically, without contacting us, by telephone or facsimile; and

•	bar coding products in a customer’s tool crib to control inventory and track consumption by product, employee, or cost center.

Other specific services, as needed to respond to a particular customer’s MROP requirements, can be designed and provided in order to achieve the desired solution.

Integrated Supply Arrangements

     The most complete offering of services in our FPS program is our “integrated supply” relationship, where we essentially form a strategic alliance with the customer to procure, manage, and apply MROP products at the customer’s site and, in some cases, to share the benefits of the cost reductions achieved. In addition to all or most of the other FPS services we provide, our integrated supply relationships — which are not standardized and vary from customer to customer — usually include:

•	licensing to the customer our proprietary software that helps manage the acquisition, inventory management, and issuance of MROP products and other key commodity supplies;

•	gaining access to plant floors to re-engineer procurement and production processes and standardize MROP products;

•	coordinating the purchase of multiple MROP product lines;

•	providing consolidated invoices and customized management reports via a direct network link to customers; and

•	managing and staffing tool cribs.

In addition, in an integrated supply relationship, we, rather than the customer, may own the inventory in the tool crib.

     In an integrated supply relationship, we often achieve a minimum annual reduction in the customer’s total MROP costs in relation to its production levels. We believe we can achieve these cost reductions through our focused and ongoing analysis and re-engineering of a customer’s production processes to reduce the variety and number of MROP products that the customer uses. In addition, we often achieve additional cost savings for the customer through: the reduction of tool crib staffing expenses; the reduction in shrinkage and obsolete stock due to better inventory controls; and the elimination of certain inventory holding costs. Where we save additional costs for a customer through these process improvements, the customer may share the additional savings with us.

     We believe that, for appropriate customers, an integrated supply arrangement also has other benefits. For example, through the use of our proprietary Storeroom Management System, key products are readily available to our customers, which reduces their production downtime, and we can provide more useful information than our customers had previously collected about their inventory needs and consumption by cost center.

Quality Control Standards

     Providing superior quality throughout the comprehensive range of MROP services we provide to customers is our hallmark. As part of our commitment to providing solutions-oriented customer service, we emphasize quality assurance in all phases of our operations. Our sales and service personnel receive ongoing periodic training in our services solutions, our products, total quality management and other team management skills to assure quality performance. Currently, three of our four regions are ISO 9002 compliant. We may, on a selective basis, retain or seek compliance or certification at other levels of our operations if it is cost-effective and strategic to do so.

Products

     In tandem with our FPS program and its approach to serving our customers, we remain focused on satisfying the fundamental requirement of our distribution business — getting to customers the MROP products they need, when they need them. In order to do so, we offer a full line of industrial MROP products, with approximately 400,000 SKUs in stock. In addition, we often maintain supplies of special items for regular customers, and we are able to supply virtually any special order MROP item. In order to achieve cost savings for us and for our customers, we periodically review our special order activities to identify items ordered with sufficient frequency to warrant inclusion in our stock.

     Our principal product categories include cutting tools, abrasives, hand and power tools, coolants, lubricants, adhesives, safety products, and machine tools. We are able to offer significant depth and breadth in our core product lines throughout our nationwide operations. Our offering of specific products from multiple manufacturers, at different prices and quality levels, permits us to offer the product that provides the best value for the customer. For example, if a customer requires a drill bit to drill 100 holes, purchasing a top-of-the line product that is designed for a requirement of drilling 10,000 holes would be inefficient and costly. Our associates are trained specifically to assist customers in making such intelligent cost-saving purchases, with the goal of lowering the customer’s total MROP product costs. We believe these factors significantly enhance our volume of repeat business, and they are an integral part of our overall customer costs reduction program and total procurement solutions.

     On an individual location basis, our products may be ordered electronically through business interchange services, e-commerce, by telephone, or by facsimile. We seek at all times to provide our customers with the most convenient method of selecting and ordering products, which in the future may include paper and electronic catalogs and Internet and other electronic commerce. To facilitate such “on time” delivery of our products, we store our stock MROP products primarily in warehouses at various locations across the United States and China.

     We currently obtain products from approximately 18,000 vendors. During 2002, no vendor provided as much as 10% of the products we sold. We believe we are not materially dependent on any one vendor or small group of vendors.

     The following table sets forth illustrative examples of the myriad products we supply, organized by principal categories of MROP products, and also shows our sales of such products as a percentage of our aggregate revenue for 2002:

		% of
		Aggregate
Product Category	Typical Products	Revenue

Cutting Tools	Drills, Taps, Carbide Tools, End Mills	19.97%
Abrasives	Grinding Wheels, Sanding Belts, Discs, Sheets or Rolls	13.81%
Maintenance Equipment and Supplies	Hydraulic Tools, Paint, Lubrication Equipment	10.57%
Hand Tools	Wrenches, Socket Sets, Screw Drivers, Hammers	7.31%
Power Tools	Air and Electric Drills, Air Compressors, Impact Wrenches, Screwdrivers	7.16%
Coolants, Lubricants, and Adhesives	Metal Cutting Coolants, Aerosols, Industrial Adhesives	6.62%
Safety Products	Gloves, Signs, Absorbents, Glasses	4.54%
Machinery	Metal Removal Equipment, Metal Forming Equipment	3.59%
Material Handling Equipment	Hoists, Slings, Chain, Shelving, Casters	2.70%
Saw Blades	Band, Hack, Hole, Jig Saw Blades	2.40%
Machine Tools and Accessories	Milling Machines, Work Holding Vises, Tool Holders	2.22%
Tapes	Masking, Filament and Duct Tape	2.22%
Fluid Power	Hydraulic and Pneumatic Valves, Cylinders	1.95%
Tool & Die Supplies	Ground Stock, Drill Rod, Die Sets	1.69%
Fasteners	Socket Screws, Hex Screws, Anchors	1.62%
Power Transmission Equipment	Belts, Drives, Bearings, Gears, Pulleys	1.41%
Electrical	Fuses, Electrical Switches, Controls	1.28%
Industrial Hose	Air Hose, Water Hose	1.21%
Brushes	Wire Wheel, Floor Brooms	1.20%
Welding Equipment and Supplies	Welders, Weld Rod	1.09%
Quality Control Products	Electronic Calipers, Micrometers	0.89%
Contractor Supplies	Power-Actuated Tools, Ladders, Shovels	0.85%
OEM Assembly Parts	Gaskets, Springs, Assembly Plates	0.57%
Industrial Pipes, Valves & Fittings	Pipes, Valves, Fittings	0.55%
Metal Goods	Angle Iron, Conduit	0.49%
Other Products	Special Order Items and Miscellaneous	2.09%

Total		100.00%

Customers

     Our active customers, who number over 22,000, include a broad range of industrial, commercial, and institutional users of MROP products, from one-person machine shops to regional, national, and multi-national corporations such as Boeing, Borg-Warner, Ford, General Electric, and Stanley Tools. For 2002, we sold products to over 1,100 customers who purchased at least $50,000 of products, and no single customer accounted for more than 6% of our net sales.

     We will continue to serve a large number and wide variety of customers. Our principal customers (in terms of the amount of services and products acquired from or through us) will likely continue to be divisions of large international, national, and middle-market corporations, and we will focus on increasing our business with such customers. We are also placing special emphasis, through our FPS program, on marketing and selling our MROP services and products to middle-market industrial users of MROP products.

Sales and Marketing

     Each of our four regional divisions has personnel dedicated to FPS sales and marketing efforts focused on the regional and local markets. Our Vice President of Flexible Procurement Solutions is responsible for the development of large national accounts that require cross-divisional coordination and assisting the regional efforts when necessary. We believe this approach allows us to compete effectively both in local markets and for multi-location contracts.

     We have approximately 170 outside sales representatives and product specialists and 190 inside sales/customer service representatives. Historically, the majority of our outside sales representatives and product specialists called on designated customers and were responsible for providing technical support to those customers with respect to certain products. Our inside sales/customer service representatives were responsible for certain types of direct customer service contacts and order entry, but primarily focused on supporting the outside sales representatives with respect to their respective customers.

     As part of our strategy to focus more on marketing our FPS services (and selling MROP products through such services), we are seeking to use more effectively the expertise of our outside sales representatives and product specialists. That expertise can be employed advantageously in the design and implementation of MROP strategies to help customers improve production processes and reduce their total procurement costs. Accordingly, rather than having the majority of sales and marketing personnel focused upon sales of particular products to customers, we continue to re-direct the substantial portion of our sales force to focus on the broader spectrum of MROP services and on developing and marketing to each customer a value-added solution to its MROP needs that goes beyond the sale of particular products.

     We continue to assess, retrain and augment our sales force as necessary to assure that it has the appropriate sales tools to achieve the objectives of our strategy to focus on FPS. We will also continue, however, to ensure that we have adequate personnel to provide our customers with any dedicated or specialized product selection and applications expertise they require for their traditional MROP solutions.

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

Management Information Systems

     We continue to work to improve company-wide our back office information technology systems on a cost-effective basis. Through these systems, we manage key functions such as communication between warehouse and sales offices, inventory and accounts receivable management, purchasing, pricing, sales and distribution, and the preparation of periodic operating control reports.

     We approached the improvement to our information systems as a multi-phased process through three nationally recognized distribution systems on which we have chosen to operate. During 2002, we completed the first phase of our information technology consolidation via the conversion of our existing systems to one of the three chosen systems, on a regional basis. The next phase in this improvement to our information systems involves providing IT solutions that will help our customers place and track their orders more easily, which will enable us to more effectively implement our business strategy. This next phase will include a plan to implement a centralized data management system, which may include reducing the number of regional platforms or further integrating those platforms. We expect to begin the process of evaluating the options for implementing a centralized data management system during 2003.

     At our customer locations, we utilize computerized management and information systems, including our highly specialized distributor based software programs such as our proprietary Storeroom Management System, InnoSource®, and Innoanalysis System for customer product procurement and management. These systems assist us in our business-to-business product offerings, and are important elements of our overall ability to meet customers’ requirements for increasing levels of individualized MROP procurement solutions, as well as to achieve our desired level of internal operating efficiencies. Our proprietary Storeroom Management System, InnoSource®, and Innoanalysis System are also key components in our FPS program.

Competition

     The industrial MROP products industry is highly competitive and features numerous distribution channels, including: international, national, regional, and local distributors; direct mail suppliers; internet suppliers; large catalog warehouses; and manufacturers’ own sales forces. Many of our competitors are small enterprises who sell to such customers in a limited geographic area, but we also compete against several large MROP distributors that have significantly greater resources than we do. Certain of our competitors sell identical products for lower prices than we offer.

     We believe, however, that we will be able to compete effectively because of our ability to address the MROP needs of our customers for services and solutions (as well as MROP products) that enable them to improve productivity and reduce costs.

Personnel

     We had approximately 1,300 full-time and 35 part-time associates as of December 31, 2002. Nine of our associates are employed pursuant to collective bargaining agreements with local unions affiliated with the International Brotherhood of Teamsters and the International Brotherhood of Electrical Workers. We believe that the divisions that have been employing these persons pursuant to those contracts enjoy good relations with these associates, and we have not experienced work stoppages. We believe our business relationships are good with all of our associates.

Executive Officers

     Certain information regarding our executive officers is set forth in the following table and paragraphs.

Name	Age	Position

Andrew B. Shearer	39	President and Chief Executive Officer
Jack P. Healey	43	Senior Vice President, Chief Financial Officer, and Secretary
Thomas W. Aldridge, Jr.	55	Senior Vice President
Martin C. Burkland	51	President (Northwest region)
Mark W. Fuller	54	President (Northeast region)
John R. Kramer	39	President (Midwest region)
Charles A. Lingenfelter	52	President (Southern region)

     Mr. Shearer is one of our co-founders, and became our President and Chief Executive Officer in August 2001. Mr. Shearer had served since 1991 as the President of our IDG-York business unit, formerly Shearer Industrial Supply Co., one of the companies that combined to form us in 1997. Mr. Shearer received his undergraduate degree in business management from New Hampshire College.

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

     Mr. Aldridge joined us in August 1998, as Senior Vice President of Procurement. Prior to that time, Mr. Aldridge served (from 1991) as Senior Vice President, Vendor Relations, of Affiliated Distributors, a purchasing organization for industrial distributors.

From 1987 to 1990, Mr. Aldridge served as Vice President — Sales of Bauer Corporation, a manufacturer of industrial ladders and personal access equipment. Mr. Aldridge received his undergraduate degree from the University of Georgia.

     Mr. Burkland was named President of our Northwest region in January 2002. Prior to that time, Mr. Burkland served (from 1995) as President of our IDG-Seattle business unit, formerly B&J Industrial Supply Co., one of the companies that combined to form us in 1997. Mr. Burkland received his undergraduate degree from Central Washington University.

     Mr. Fuller was named President of our Northeast region in January 2002. Mr. Fuller served as President of our IDG-New England business unit from May 1998 until December 2001. From 1991 to 1998, Mr. Fuller was President of Refco, Inc., which we acquired in May 1998. Mr. Fuller received his undergraduate degree in Ceramic Science from Pennsylvania State University.

     Mr. Kramer joined us as the President of our Midwest region in November 2002. From 1988 to 2002, Mr. Kramer served the General Electric Company, most recently as US Business Sales Leader for GE Polymershapes. Mr. Kramer received his undergraduate degree in Business Administration and Spanish from St. John’s University.

     Mr. Lingenfelter was named President of our Southern region in January 2002. Prior to that time, Mr. Lingenfelter served as President of our IDG-Charlotte business unit (from January 2001) and as President of The Distribution Group, Inc. (from 1997), one of the companies that combined to form us in 1997 and with whom he had been an executive since 1988. From 1973 to 1987, Mr. Lingenfelter served Ingersoll-Rand Company, including as Vice President of Sales and Marketing for its Tools Group. Mr. Lingenfelter received his undergraduate degree in Mechanical Engineering from the Indiana Institute of Technology.

Certain Factors Affecting Forward Looking Statements

     From time to time, information provided by us or statements made by our directors, officers or employees may constitute “forward-looking” statements under the Private Securities Litigation Reform Act of 1995 and are subject to numerous risks and uncertainties. Any statements made in this Annual Report on Form 10-K, including any statements incorporated by reference, that are not statements of historical fact are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “intends”, “potential”, “continue”, or the negative of such terms or other comparable terminology. Forward-looking statements include our expectations with respect to growth of sales, the affect of economic conditions, the impact of operational improvements or cost reduction initiatives, operating margins and overall profitability.

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

     Some of the primary markets for the products and services we sell are subject to cyclical fluctuations that generally affect demand for industrial and consumer durable goods that the users of MROP supplies produce. Consequently, the demand for our services and products has been and will continue to be influenced by most of the same national, regional, or even international economic factors that affect the demand for and production of such goods. When our customers or prospective customers reduce their production levels in response to lower demand for their products, as has happened in the recent economic downturn, they have less need for MROP supplies and may delay or slow (or even cancel) orders for MROP products or services.

     The current economic environment continues to be adverse for many customers to whom we have historically sold larger amounts of MROP products and services. Specifically, customers in industries such as the aerospace, energy and automotive industries reduced production significantly during 2002. As a result, these customers did not need our products at their historical levels and curtailed some purchases from us. Unless and until these economic conditions dissipate, our results of operations will continue to be adversely impacted.

Based on our perception of industry trends among MROP customers, we have dedicated significant resources to our FPS program, but we can not be certain that these initiatives will generate the growth we anticipate and desire.

     We have dedicated significant resources to promote our FPS program as a strategic area for future growth. In particular, we have redirected our sales and marketing efforts towards sales of broad-based services and products through this program, rather than towards sales of particular products. This focus is based on our perception of industry trends among users of MROP products for more comprehensive solutions to their MROP requirements. If the trends that we perceive do not continue to develop, FPS sales may not grow at the levels we anticipate and desire, and our results of operations could be affected.

     We expect that our recent focus on FPS will continue to require a substantial amount of time and effort in the retraining of our sales and marketing personnel. We may encounter unanticipated difficulties in retraining our sales and marketing personnel to focus more broadly on the sale of FPS services to our customers, rather than focusing exclusively or primarily on direct sales of MROP products. Such difficulties could delay our retraining activities and our anticipated growth in FPS sales.

The delivery of our services requires highly skilled and specialized employees who are not easy to locate or replace.

     The timely provision of our high-quality services requires an adequate supply of skilled sales and customer service personnel, including the specialists whose expertise is an essential element of both our customer-oriented, FPS program and our traditional MROP business. Accordingly, our ability to implement solutions for our customers depends to a significant degree on our ability to employ the skilled personnel necessary to meet our marketing and servicing requirements. From time to time, we have experienced difficulty in attracting or retaining sufficient numbers of qualified personnel. As a result, our operating costs may be adversely affected by turnover in such positions. We can not assure you that we will be able to maintain an adequately skilled sales and customer service force or that our labor expenses will not increase as a result of a shortage in the supply of such skilled personnel.

We rely heavily on our senior management and the expertise of management personnel.

     Our operations will depend for the foreseeable future on the efforts of our executive officers, division presidents, and our other senior management. Our business and prospects could be adversely affected if these persons, in significant numbers, do not perform their key roles as expected, and we are unable to attract and retain qualified replacements.

We continue to rely upon our three regional management information systems for our internal management information and related functions, which could adversely affect our operations until we can implement our centralized data management system.

     We utilize and are dependent upon the information and operating systems of our three regional platforms for many functions, including procurement of products, financial reporting and analysis, and inventory control, among others. Although we have put control mechanisms in place to avoid delays, disruptions, and unanticipated expenses in implementing, integrating, and operating centralized systems, these problems may occur as we continue to implement our regional management information systems. Any of these problems could have a material adverse effect on our operations. In addition, we will not be able to achieve the full benefit of certain contemplated operating efficiencies until we have fully implemented our centralized data management information and operating systems.

We rely on a variety of distribution rights granted by our suppliers to offer their product lines to our customers.

     For a substantial portion of our business, we depend on the collection of varied distribution arrangements with suppliers for certain product lines that have been established by our regional divisions in their respective geographic markets. A significant percentage of these current distribution arrangements are oral, and many of them can be terminated by the supplier immediately or upon short notice. The termination or limitation by any key supplier of its relationship with us could have a material adverse effect on our results of operations and financial condition.

Our industry is very competitive, both as to the number and strength of the different companies with which we compete and the business terms offered to potential customers.

     The industrial MROP supplies industry is highly competitive and features numerous distribution channels, including: international, national, regional, and local distributors; direct mail suppliers; internet suppliers; large catalog warehouses; and manufacturers’ own sales forces. Many of our competitors are small enterprises who sell to customers in a limited geographic area, but we also compete against several large distributors that have significantly greater resources than we do. Competition with all of these distributors has increased as customers increasingly seek low-cost alternatives to traditional methods of purchasing and sources of supply by, among other things, reducing the number of their MROP suppliers.

     Competition in the MROP supplies industry may increase in other ways as well. First, other distributors are consolidating to achieve economies of scale and increase efficiencies. Second, new competitors, of which we are not currently aware, may emerge, further increasing competition.

     Other aspects of our industry also make it very competitive. For example, some of our competitors sell the same products we sell at lower prices than we offer. Moreover, we compete on the basis of our ability to design and implement Flexible Procurement Solutions that will enable our customers to achieve productivity improvements and reduce costs. We can not assure you that we will be able to compete successfully.

The liquidity of our stock depends heavily on our continued listing with the New York Stock Exchange.

     In November 2001, we received official notice from the New York Stock Exchange (“NYSE”) that we were below its continued listing criterion that requires maintaining total market capitalization of not less than $15 million. In responding to the notice, we developed and shared with the NYSE a revision of our internal strategic initiatives that we expected would produce results that would address the market capitalization shortfall by achieving improved profitability. In December 2001, the NYSE agreed to continue to list our common stock, for a probationary period to permit us to achieve compliance.

     In August 2002, we received official notice from the NYSE informing us that, based on our maintaining total market capitalization greater than $15 million for two consecutive fiscal quarters, we were removed from the NYSE’s “Watch List” and were considered a “company in good standing” in relation to the NYSE’s continued listing standards. In accordance with the NYSE’s Listed Company Manual, we remained subject to a 12 month follow-up period within which the NYSE may review us to ensure that we do not again fall below any of its continued listing standards. Accordingly, it is important that our operating performance continues to produce results that will sustain our market capitalization above the minimum level. If we are unable to do so, the NYSE could delist our stock, in which event the liquidity and the value of our shares could be adversely impacted.

     As of December 31, 2002 and March 1, 2003, our market capitalization exceeds the $15 million minimum (it was $27.3 million and $26.6 million, respectively) and we satisfied NYSE’s continued listing standards.

Our credit facility includes financial covenants that restrict certain of our activities and impose certain financial tests that we must meet in order to continue to borrow under the facility.

     The terms of our revolving credit facility restrict our ability to, among other things, incur additional indebtedness, pay dividends or make other restricted payments on investments, consummate asset sales or similar transactions, create liens, or merge or consolidate with any other person or sell, assign, transfer, lease, convey or otherwise dispose of all or substantially all of our assets. The terms also contain covenants that require us to meet financial tests in order to continue to borrow under the facility and to avoid a default that might lead to an early termination of the facility. The most restrictive of these covenants, and our compliance with them, are described in Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations. We currently are in compliance with these restrictions and covenants and expect that we will continue to comply. If we were not able to do so, we could be materially and adversely affected, especially if we could not renegotiate with our current lenders or obtain a new credit facility on satisfactory terms.

Because Arthur Andersen LLP has ceased operations and has not consented to the inclusion of its Report of Independent Public Accountants in this annual report, you may be unable to assert particular claims against it.

     After reasonable efforts, we have been unable to obtain the written consent of Arthur Andersen LLP to our inclusion of its report with respect to our consolidated financial statements for the year ended December 31, 2000, and the incorporation thereof into registration statements that we have filed with the Securities and Exchange Commission. Because Arthur Andersen has not consented to the inclusion of its report in this annual report and its incorporation into previously filed registration statements, you will not be able to sue Arthur Andersen LLP for any untrue statements of a material fact contained in the financial statements audited by Arthur Andersen or any omissions to state a material fact required to be stated in those financial statements, and therefore your right of recovery under federal securities laws may be limited.

Goodwill impairment affected our financial results in 2002 and may unpredictably affect our financial results in the future.

     In June 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Intangible Assets,” effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill (and intangible assets deemed to have indefinite lives) can no longer be amortized but are subject to annual impairment testing in accordance with the SFAS No. 142. Other intangible assets will continue to be amortized over their remaining useful lives. We adopted SFAS No. 142 on January 1, 2002 and tested goodwill for impairment using the process prescribed in SFAS No. 142. As a result of this analysis, we recorded a non-cash charge of $50.3 million as a cumulative effect of accounting change in the first quarter of 2002 associated with the adoption of SFAS No. 142. We remain in full compliance with our bank covenants and NYSE continued listing criterion after this non-cash change.

     Future events could cause us to conclude that impairment indicators exist and that goodwill associated with any businesses we might acquire in the future may be impaired. Any additional resulting impairment loss could have a material adverse impact on our results of operations in any future period in which we record a charge for it.

Item 2. Description of Facilities.

     Currently, we own seven and lease 41 operating properties in 46 cities in the United States for our warehouse, sales, and administrative offices. We also lease one property in a foreign country. Certain property locations contain multiple operations such as a warehouse and a sales office. The facilities range in size from less than 1,000 square feet to over 120,000 square feet. Leases for the facilities expire at various periods between 2003 and 2020. The aggregate annual lease payments for real properties in 2002 was approximately $4.8 million.

     Our corporate offices are located in approximately 11,000 square feet of office space at 950 East Paces Ferry Road, Suite 1575, Atlanta, Georgia. This lease commenced in December 1998 and expires in February 2004. We have subleased approximately 3,000 square feet of this office space through the term of our lease.

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

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters.

     Our common stock trades on the NYSE under the symbol “IDG.” The following table sets forth for the periods indicated the high and low closing market prices of the common stock on the NYSE.

	Price Range

	High	Low

2001
First Quarter	$3.10	$1.95
Second Quarter	$2.20	$1.80
Third Quarter	$2.15	$1.30
Fourth Quarter	$1.59	$1.19
2002
First Quarter	$2.93	$1.61
Second Quarter	$3.80	$2.75
Third Quarter	$3.30	$2.70
Fourth Quarter	$3.20	$2.50
2003
First Quarter (through March 1)	$3.20	$2.80

     As of March 1, 2003, there were 151 holders of record of our common stock. Investors who beneficially own our common stock that is held in street name by brokerage firms or similar holders are not included in this number. Accordingly, based upon the quantities of periodic reports requested by such brokerage firms in the past, we believe that the actual number of individual beneficial owners of our common stock exceeds 1,900.

     We have not paid dividends on our common stock. We currently intend to retain our future earnings, if any, to finance the growth, development, and expansion of our business and, accordingly, do not currently intend to declare or pay any dividends on our common stock for the foreseeable future. The declaration, payment, and amount of future dividends, if any, will be subject to the discretion of our Board of Directors and will depend upon our future earnings, results of operations, financial condition, and capital requirements, among other factors. Under Delaware law, we are prohibited from paying any dividends unless we have capital surplus or net profits available for this purpose. In addition, our credit agreement prohibits the payment of dividends.

Item 6. Selected Financial Data.

     The following summary financial data as of and for the years ended December 31, 2002, 2001, 2000, 1999, and 1998 have been derived from our audited financial statements. Companies acquired during 1998 and 1999 and accounted for under the purchase method of accounting are shown only for the period of time from and after our acquisition of them. That fact accounts for a substantial difference in financial data as of and for the fiscal years 1999 (and subsequent years) as compared to fiscal year 1998 and makes comparisons of the data among those periods misleading.

     This selected financial data should be read in conjunction with our audited consolidated financial statements and notes thereto, and Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in Item 7 of this Report.

	YEAR ENDED DECEMBER 31,

	2002	2001	2000	1999	1998

		(in thousands)
Statements of Income Data:
Net sales(*)	$492,450	$514,385	$546,681	$547,935	$442,062

Gross profit	109,406	114,521	123,142	124,975	104,877
Selling, general, and administrative expenses	103,658	111,128	116,001	116,663	94,406
Impairment, severance, and litigation settlement expense	0	0	15,050	5,887	0

Operating income (loss)	5,748	3,393	(7,909)	2,425	10,471

Accounting change	(50,347)	0	0	0	0
Extraordinary item	0	0	(200)	(270)	0
Net income (loss) (excluding accounting change and extraordinary item)**	$1,598	$(1,358)	$(9,412)	$(1,619)	$6,215
Net (loss) income (including accounting change but excluding extraordinary item)**	(48,749)	(1,358)	(9,412)	(1,619)	6,215
Net (loss) income**	(48,749)	(1,358)	(9,612)	(1,889)	6,215
Earnings (loss) per common share:
Basic and diluted (excluding accounting change and extraordinary item)**	0.18	(0.16)	(1.09)	(0.19)	0.75
Basic (including accounting change but excluding extraordinary item)	(5.53)	(0.16)	(1.09)	(0.19)	0.75
Basic	(5.53)	(0.16)	(1.11)	(0.22)	0.75
Diluted (including accounting change but excluding extraordinary item)**	(5.44)	(0.16)	(1.09)	(0.19)	0.75
Diluted**	(5.44)	(0.16)	(1.11)	(0.22)	0.75
Balance Sheet Data:
Working capital	$75,239	$79,907	$94,265	$78,148	$80,989
Property and equipment, net	11,274	13,077	15,446	31,538	24,619
Total assets	138,709	201,044	223,958	230,804	211,465
Long-term debt, including current portion	36,363	42,762	53,305	47,953	39,699
Stockholders’ equity	$52,660	$101,135	$102,115	$112,072	$113,595

(*)	Net sales reflect accounting changes required by Emerging Issues Task Force Pronouncement 00-10: Accounting for Shipping and Handling Fees and Costs. The Pronouncement requires that amounts billed to customers as shipping and handling be classified as revenue.

(**)	On January 1, 2002, we adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” and recorded a charge of $50,347 for impairment of goodwill. If we had applied the non-amortization provisions of Statement No. 142 to all years presented, net income and diluted earnings per share would have increased by approximately $1,289 ($0.15 per share), $1,289 ($0.15 per share), $1,241 ($0.15 per share), and $791 ($0.10 per share) for the years ended December 31, 2001, 2000, 1999, and 1998, respectively.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

     In the following discussions, most percentage and dollar amounts have been rounded to aid presentation; as a result, all such figures are approximations. References to approximations have generally been omitted.

General Trends Affecting our Operations

     In the last several years, we believe that MROP requirements among large and middle-market companies have moved towards a need for services that are customized for each company. In many cases, our customers’ needs are centered upon reducing overall MROP costs and increasing operating efficiencies. As a result, we have targeted sales through our FPS program as the principal growth area of our business, and our resulting services for many customers extend well beyond the traditional supplying of MROP products on a timely basis at a favorable price.

     In connection with distributing a full line of MROP products to meet the needs of manufacturers and other industrial users, we offer to our customers a wide range of specialized services relating to product selection and application and the customer’s production processes that affect the utilization and costs of MROP supplies. These service offerings include integrated supply arrangements, commodity management, bar code replenishment, vending machines, e-business solutions and consulting services, among others. We were among the first MROP suppliers to offer these types of integrated supply arrangements to customers who desired to outsource all (or a substantial portion) of their MROP procurement and management functions. Drawing upon our experiences with integrated supply and specialized procurement and fulfillment services and our product knowledge, we have expanded our FPS program to meet the growing demand for a wide variety of MROP service offerings. We believe that demand for FPS is increasing, and we have positioned our sales and marketing efforts to focus on FPS as a major business strategy. We believe the success of our FPS-focused strategy will depend in major part on the successful refocusing and training of our sales and marketing personnel as well as our successful design and implementation of MROP procurement solutions that customers desire.

     As discussed elsewhere in this report, FPS is both a program comprising services that we offer to our customers as well as our approach to providing those services and MROP products. In the FPS program, we design and implement solutions individually tailored to accommodate each customer’s particular MROP needs. While FPS sales and marketing is now our major strategic focus, we will continue to focus substantial attention on traditional sales of MROP products from stock or on a special order basis (non-stock) especially to the mid-market customer segment. Traditional sales have historically been our principal source of revenue, and we expect that they will remain a source of substantial revenue, even as we increase our FPS sales.

     A summary review of our sales results for the past three years reflects the trend we see with respect to the demand for FPS services among our MROP customers, which we believe supports our recognition of a trend within the industry in general. Our total sales for 2002, 2001, and 2000 were $492.5 million, $514.4 million, and $546.7 million, respectively. Of these amounts, FPS sales (including sales pursuant to integrated supply arrangements) have increased steadily, both in dollar value (even as total sales have declined) and as a percentage of total sales, as reflected in the following table. We expect the upward trend in FPS sales to continue for the foreseeable future.

	Year Ended December 31,

	2002		2001		2000

	Net Sales	% of Total	Net Sales	% of Total	Net Sales	% of Total

	(dollars in millions)
FPS Sales, including integrated supply	$241.6	49.1%	$224.5	43.6%	$209.0	38.2%
Traditional Sales	250.9	50.9%	289.9	56.4%	337.7	61.8%

Total Net Sales	$492.5	100.0%	$514.4	100.0%	$546.7	100.0%

Certain Effects of our Increasing FPS Sales

     We expect that our FPS sales will continue to increase, especially as a percentage of aggregate sales relative to traditional sales. We expect this will occur in large part from the addition of new FPS customers. We also expect the purchasing patterns of our FPS customers to evolve and change as economic conditions change. As a result of these expected changes in our FPS sales, we may experience changes relative to prior years in measures such as (1) our cost of sales as a percentage of net sales and (2) our selling, general and administrative expenses as a percentage of net sales.

     These measures may change because of differences between FPS sales and traditional sales, including cost of sales and selling, general and administrative expenses related to each type of sale. Specifically, in FPS arrangements in which we become the exclusive or primary supplier of a large volume of MROP products to a customer (as occurs with an integrated supply contract), we typically offer volume discounts on products to the customer as part of the overall arrangement to achieve mutually beneficial results for the customer and us. These product discounts will yield a slightly lower gross margin from FPS sales relative to traditional sales. In certain circumstances, however, we may earn a higher gross margin as a percentage of net sales if our FPS product sales to a customer are lower than anticipated. This can occur in FPS arrangements even though our revenue is derived primarily from product revenues. In certain circumstances and with increasing frequency, our FPS arrangements may include a fixed portion of revenues designed to cover our administrative and overhead costs commonly referred to as management fees. In FPS arrangements where we derive a portion of our revenues from management fees, the mix of product sales versus management fee revenues can cause our gross margin as a percentage of net sales to be higher even if our product sales are lower than expected.

     While our FPS arrangements typically yield a lower gross margin as a percentage of sales than traditional sales, we believe that these arrangements will likely yield a higher operating margin than traditional sales because our selling, general and administrative expenses are lower and more variable in FPS arrangements. Our conclusion is based on our experiences at our integrated supply sites. At these sites, many of our support functions are performed at the customer’s facility. We therefore incur relatively low fixed costs as a percentage of total costs at integrated supply sites in comparison to our traditional business, which has a higher fixed cost structure and is reliant on the volume of gross profit dollars in order to remain profitable. Because our selling, general and administrative expenses at integrated supply arrangements are variable, we can exert a high degree of control over them. This control over expenses leads to higher operating margins in integrated supply arrangements. To a lesser extent than with integrated supply arrangements, we may experience similar effects in connection with other FPS services arrangements. We believe that our overall operating margin achieved on FPS sales is and will remain consistent with our objectives for profitability.

     During 2002 and 2001, we believe that the favorable impact on our aggregate operating margin of increasing FPS sales and our cost savings initiatives was partially offset by decreased revenues in our traditional business as a result of economic conditions impacting our customer base. We believe improvement in the economic conditions in the MROP industry and in our overall volume of business will yield favorable results as to our cost of sales as a percentage of sales and our selling, general, and administrative expenses as a percentage of net sales, as well as improve our profitability, as a result of our strategic focus on increasing the level of our FPS sales.

Results of Operations

     The following table sets forth a summary of our operating data and shows this data as a percentage of net sales for the periods indicated:

	Year Ended December 31,

	2002		2001		2000

	(dollars in thousands)
Net Sales	$492,450	100.0%	$514,385	100.0%	$546,681	100.0%
Cost of Sales	383,044	77.8%	399,864	77.7%	423,539	77.5%

Gross Profit	109,406	22.2%	114,521	22.3%	123,142	22.5%
Selling, General, and Administrative Expenses	103,658	21.0%	111,128	21.6%	116,001	21.2%

Impairment and Severance Expense	0	0.0%	0	0.0%	15,050	2.8%

Operating Income (Loss)	$5,748	1.2%	$3,393	0.7%	$(7,909)	(1.4)%

     2002 Compared to 2001

     Net sales decreased $21.9 million, or 4.3%, from $514.4 million in 2001 to $492.5 million in 2002. The weak economic conditions that our customers experienced in 2001 continued to impact their operations throughout 2002. Most significantly, our customers in the commercial aerospace and energy industries, and consequently, secondary suppliers to those industries, were adversely affected by the softness in the economy. Our broader customer base experienced declines in production due to employee layoffs and plant closures. An increase in the number of our FPS customers and related revenues mitigated the impact of these economic conditions. Total FPS sales increased 7.7% to $241.6 million in 2002 as compared to $224.5 million in 2001. As a percentage of total sales, FPS sales were 49.1% and 43.6% in 2002 and 2001, respectively. The increase in FPS sales was primarily a result of new FPS customers and integrated supply sites implemented as compared to 2001. In 2002, we added 10 integrated supply customers that covered 43 new sites. A significant majority of new FPS sales were from customers with whom we did not have a prior relationship.

     Cost of sales decreased $16.8 million, or 4.2%, from $399.9 million in 2001 to $383.0 million in 2002. As a percentage of net sales, however, cost of sales essentially remained stable in 2002 as compared to 2001, despite the shift in sales mix towards FPS. During 2002, we were able to increase our gross margins on FPS sales due to better pricing on new FPS contracts and reduced product requirements at many of our FPS customers, which resulted in an increase in management fee revenues as a total percentage of our total FPS revenues. We were also able to improve pricing on our traditional sales during 2002. The slight percentage increase from 77.7% in 2001 to 77.8% in 2002 was attributable to increased inventory reserves and freight costs in 2002, as well as lower rebates and purchase discounts as a result of reduced purchase activity. In 2002, we increased inventory reserves by approximately $1.0 million, as compared to approximately $0.7 million in 2001.

     Selling, general, and administrative expenses decreased $7.5 million, or 6.7%, from $111.1 million in 2001 to $103.7 million in 2002, and as a percentage of sales, this item decreased from 21.6% in 2001 to 21.0% in 2002. The adoption and change in accounting principle associated with SFAS No. 142 eliminated the amortization expense associated with goodwill during 2002, which was approximately $1.4 million. Excluding the effect of this accounting change, selling, general and administrative expenses decreased $6.1 million, or 5.6%, from 2001 to 2002. That decrease was primarily the result of lower personnel costs, which decreased $3.5 million in 2002 as compared to 2001. The reduction in personnel costs resulted from several programs, such as company-wide furloughs, changes in employee benefits, and a modification of a compensation program. These programs amounted to $1.6 million in savings in 2002, as compared to $2.4 million in 2001. We have been able to turn these one-time reductions into permanent selling, general, and administrative expense savings. We accomplished this in large part through a 5.3% reduction in average headcount over the duration of 2002. In addition, we realized savings in 2002 due to a reduction in occupancy costs associated with our facility rationalization program of $0.5 million, a reduction in depreciation expense of $0.5 million, reduced variable selling expenses of approximately $1.0 million, associated with the decrease in sales volume, and lower levels of operating and administrative costs in conjunction with our company-wide initiative to limit discretionary spending. The reductions noted above were partially offset by an increase in bad debt expense related to trade and other receivables of approximately $0.4 million.

     Operating income increased $2.4 million, or 69.4%, from income of $3.4 million in 2001 to income of $5.7 million in 2002. This result is primarily attributable to the reduction of selling, general and administrative expenses from 2001 to 2002, which was partially offset by the reduction in our sales volume.

     2001 Compared to 2000

     Net sales decreased $32.3 million, or 5.9%, from $546.7 million in 2000 to $514.4 million in 2001. Throughout 2001 (and with increasing severity as the year progressed), our sales were adversely affected by production curtailments, layoffs, and plant closures across our customer base as customers adapted to the softness in the economy. These developments with our customers reduced their demands for MROP products because the customers reduced their production levels in response to lower demands for their goods. Growth in the FPS area of our business partially offset the sales reduction due to economic conditions. While our existing FPS customers were also impacted by capacity reductions in 2001, total FPS sales increased 7.4% compared to 2000, from $209.0 million to $224.5 million for 2001 due to new customer accounts. Most of the FPS sales were to customers with whom we did not have a prior relationship.

     Cost of sales decreased $23.7 million, or 5.6%, from $423.5 million in 2000 to $399.9 million in 2001. As a percentage of net sales, however, cost of sales increased slightly from 77.5% in 2000 to 77.7% in 2001. The increase in cost of sales as a percentage of sales is attributable in part to competitive pricing pressures as all MROP suppliers faced a declining demand due to the economic conditions adversely affecting our industry. Also, during 2001, we increased our inventory reserves by approximately $0.7 million. However, for the reasons discussed above under “Certain Effects of our Increasing FPS Sales,” the substantial increase in our FPS sales in 2001 with the associated lower gross margin percentages contributed to the relatively higher cost of sales as a percentage of sales.

     Selling, general, and administrative expenses decreased $4.9 million, or 4.2%, from $116.0 million in 2000 to $111.1 million in 2001. As a percentage of sales, however, selling, general, and administrative expenses increased slightly from 21.2% in 2000 to 21.6% in 2001. The decrease in selling, general, and administrative expenses as an absolute amount is due to the impact of our reduction in personnel, cost reduction initiatives, and lower selling costs. Personnel costs decreased $5.3 million, after severance charges of $0.9 million, in comparison to 2000. A significant portion of this reduction came from our total personnel headcount decreasing 10.3% over the course of 2001. Additionally, we implemented a company-wide furlough program in September 2001 that resulted in a $1.7 million reduction in personnel costs in 2001. Our other cost reduction initiatives included concerted efforts to reduce ongoing operating and variable costs. The savings from these initiatives were partially offset by a $1.5 million increase in accounts receivable and other reserves over the prior period. The increase in bad debt expense (which is largely attributable to the financial pressures on customers from the general economic conditions prevailing in 2001), along with the decrease in our net sales for 2001, account for the slight increase in selling, general and administrative expenses as a percentage of net sales.

     Operating income increased $11.3 million, or 142.9%, from a loss of $7.9 million in 2000 to income of $3.4 million in 2001. This result is primarily attributable to the facts that, during 2000, we incurred impairment and severance expenses of $15.1 million related to the abandonment of our Enterprise Resource Planning (“ERP”) project and executive separation costs, and we did not incur any impairment and severance expenses in 2001.

Liquidity and Capital Resources

     Capital Availability and Requirements

     At January 31, 2003, we had $0.5 million of cash and cash equivalents, an additional $79.4 million of working capital, and an aggregate of $59.8 million of borrowing capacity under our revolving credit facility for $100 million with a syndicate of commercial banks (the “Credit Facility”). Based upon our asset base and outstanding borrowings under the Credit Facility at January 31, 2003, we had borrowing capacity of $13.8 million. At December 31, 2002, these amounts were $0.5 million, $74.8 million, $64.1 million, and $20.0 million, respectively.

     Our Credit Facility, which we entered into on December 22, 2000 and amended on August 1, 2001, expires on March 31, 2004. The Credit Facility may be used for operations and acquisitions, and provides $5 million for swinglines and $10 million for letters of credit. Amounts outstanding under the Credit Facility bear interest at either the lead bank’s corporate rate or LIBOR, plus applicable margins, as we may select from time to time. We incur a fee between 25 and 37.5 basis points on the average daily-unused capacity during the term. Assets of all our subsidiaries secure the Credit Facility. We are also subject to certain financial covenants regarding fixed charges coverage, capital expenditures, and tangible net worth, which could affect our borrowing base under the Credit Facility.

     The principal financial covenants under our Credit Facility require a fixed charge coverage ratio of 1.10:1 and capital expenditures of no more than $6.5 million in any twelve-month period. Our fixed charge coverage ratio was 1.60:1 at December 31, 2002 and our capital expenditures were $0.6 million for the twelve month period ended December 31, 2002. Our covenants require a minimum tangible net worth of $43.2 million; at December 31, 2002, our tangible net worth was $52.3 million. We are presently in compliance with all covenants under the Credit Facility and anticipate that we will remain in compliance with the covenants.

     The table below outlines our contractual cash obligations, excluding interest, as they come due.

	Payments Due by Period (in thousands)

Contractual Obligations	Total	2003	2004	2005	2006	2007	Thereafter

Long Term Debt including Capital Lease Obligations	$36,363	$642	$34,124	$228	$201	$186	$982

Operating Leases (a)	$34,576	$7,466	$4,158	$3,443	$3,034	$2,717	$13,758

Obligations under the Premium Finance Arrangement (b)	$930	$930	$0	$0	$0	$0	$0

Total Contractual Cash Obligations	$71,869	$9,038	$38,282	$3,671	$3,235	$2,903	$14,740

(a)	Included in operating leases is a commitment for the payments due for the remaining term of the leases associated with ERP project that was abandoned in 2000. The full amount of this commitment is recorded on the balance sheet at December 31, 2002 as a current liability of $1,681 and a long-term liability of $106.

(b)	In 2000, we made a $10.8 million payment in settlement of the dissenter’s rights lawsuit involving a subsidiary that was one of our founding companies. That payment was financed through a management liability insurance premium financing arrangement with one of our insurance carriers that provided us $11.0 million of financing that we used to make the $10.8 million payment and to pay other obligations associated with that settlement. This premium is being financed through the insurance carrier over a period of thirty-six months through March 2003.

     In addition to the contractual cash obligations noted above, we have outstanding standby letters of credit in the amount of approximately $2.0 million. These standby letters of credit renew annually. At each annual renewal, we expect the total amount of the commitment under the existing standby letters of credit to decrease. The table below outlines commitment expiration per period.

	Amount of Commitment Expiration per Period (in thousands)

	Total amount
	committed	2003	2004	2005	2006	2007	Thereafter

Standby Letters of Credit	$1,969	$125	$428	$132	$125	$128	$1,031

     Our principal ongoing capital requirements at the present time are for servicing our outstanding debt as reflected in the above tables, carrying inventory and accounts receivable, and purchasing and upgrading information technology and equipment. We believe that cash flow from operations and the use of available capacity under our Credit Facility will be adequate to meet our obligations set forth above and to fund both our current operations and anticipated internal expansion for at least the current year. We may consider a strategic acquisition opportunity if presented; in such case, cash financing would probably be necessary, and we would need approval from our current lenders or access to other capital sources in order to do so.

     The indefinite continuation of the economic conditions that prevailed during 2002 could begin to have a material impact on cash flow from operations and our ability to meet covenant requirements, which could restrict our access to funds in the near term. In addition, a reduction in working capital associated with such an indefinite continuation of these economic conditions could limit our ability to borrow under our Credit Facility, which could have a material adverse effect on our operations. We do not believe our business will experience any such results. We also believe we have streamlined and restructured our operations both to withstand the effects on us from the current economic conditions and to strengthen our liquidity position as well as our overall operating performance when and if the economy begins to improve for our customer base.

     Analysis of Cash Flows

     On an historical basis, net cash provided by (used in) operating activities for fiscal years 2002, 2001, and 2000 was $10.4 million, $11.3 million, and ($13.3 million), respectively. In 2002, cash flow from operations was provided primarily from accounts receivable and inventory as a result of better working capital management and a decline in sales volume. As compared to 2001, the effect of these items was partially offset by a reduction in income tax refunds receivable. Cash flow from operations from 2000 to 2001 increased primarily because 2000 included a $10.8 million payment made in settlement of the dissenter’s rights lawsuit involving a subsidiary that was one of our founding companies. The change was also due to improved management of accounts receivable and inventory in 2001, in addition to a decline in business activity. Further, during 2001 we received $3.4 million in federal income tax refunds.

     Net cash (used in) provided by investing activities for fiscal years 2002, 2001 and 2000 was ($0.5 million), ($0.4 million), and $4.3 million, respectively. During 2002 and 2001, cash used in investing activities was primarily for the purchase of property and equipment and for deposits made on equipment purchases. Cash provided by investing activities decreased from 2000 to 2001 primarily because 2000 included our receipt of $7.7 million of proceeds from the sale of a building in a transaction accounted for as a sale-leaseback.

     Net cash (used in) provided by financing activities for fiscal years 2002, 2001, and 2000 was ($9.9 million), ($14.0 million), and $11.8 million, respectively. Our primary use of cash in financing activities in 2002 was for repayment of borrowings under our Credit Facility and other lines and payments under our management liability insurance. The decrease in cash used in financing activities from 2001 to 2002 was a result of lower net repayments of long-term debt in 2002 as compared to 2001. The change from 2000 to 2001 primarily reflects the net repayment of $9.8 million under our Credit Facility in 2001 from available cash flow. Additionally, in 2000, we entered into a management liability insurance premium finance arrangement with one of our insurance carriers that provided us $11.0 million of financing that we used to make the $10.8 million payment to the dissenting shareholder and pay other obligations associated with that settlement. This premium is being financed through the insurance carrier over a period of thirty-six months that will end in March 2003.

Certain Accounting Policies and Estimates

     Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires our management to make estimates and assumptions that affect: the reported amounts of assets and liabilities at the date of the financial statements; the disclosure of contingent assets and liabilities at the date of the financial statements; and the reported amounts of revenues and expenses during the reporting period. Our management regularly evaluates its estimates and assumptions. These estimates and assumptions are based on historical experience and on various other factors that are believed to be reasonable under the circumstances, and form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

     While our significant accounting policies are described in Note 2 of Notes to Consolidated Financial Statements, we believe that the following accounting policies and estimates involve a higher degree of complexity and warrant specific description.

     Evaluation of the Recovery of Goodwill

     Goodwill, net of accumulated amortization, from prior business combinations amounted to approximately $50.3 million as of January 1, 2002. We adopted Statement of Financial Accounting Standard No. 142, “Goodwill and Intangible Assets” (“Statement 142”) on January 1, 2002. Statement 142 requires companies to discontinue the amortization of goodwill and to apply an impairment only approach. This approach requires the use of valuation techniques and methodologies significantly different than the undiscounted cash flow approach that we previously followed.

     As a result of the adoption of Statement 142, we recorded a non-cash charge of approximately $50.3 million as a cumulative effect of accounting change in the first quarter of fiscal 2002. Application of the non-amortization provisions of Statement 142 resulted in an increase in net income of $1.3 million ($0.14 per diluted share). We tested goodwill for impairment using the two-step process prescribed in Statement 142 in the first quarter of 2002. The first step was a screen for potential impairment, while the second step measured the amount of the impairment, if any. Our assessment was based on estimates of the enterprise fair value using a combination of discounted cash flow, market multiple, and comparable transaction approaches which reflect changes in certain assumptions since the date of the acquisitions, and the identification of qualifying intangibles.

     A reconciliation of net income (loss) and earnings (loss) per common share, adjusted to exclude goodwill amortization expense, net of tax, for the period prior to adoption and the cumulative effect of accounting change recognized in the current period, is as follows (in thousands, except share data):

	2002	2001

Net income (loss)	$(48,749)	$(1,358)
Amortization of goodwill, net of tax	—	1,289
Cumulative effect of accounting change	50,347	—

Adjusted net income (loss)	$1,598	$(69)

Basic:
Net income (loss) per common share	$(5.53)	$(0.16)
Amortization of goodwill, net of tax, per common share	—	0.15
Cumulative effect of accounting change, per common share	5.71	—

Adjusted earnings (loss) per common share	$0.18	$(0.01)

Diluted:
Net income (loss) per common share	$(5.44)	$(0.16)
Amortization of goodwill, net of tax, per common share	—	0.15
Cumulative effect of accounting change, per common share	5.62	—

Adjusted earnings (loss) per common share	$0.18	$(0.01)

     Allowance for Doubtful Accounts — Methodology

     We have established an allowance for uncollectible accounts based on our collection experience and an assessment of the collectibility of specific accounts. We evaluate the collectibility of accounts receivable based on a combination of factors. Initially, we estimate an allowance for doubtful accounts as a percentage of accounts receivable based on historical collections experience. This initial estimate is periodically adjusted when we become aware of a specific customer’s inability to meet its financial obligations (e.g., bankruptcy filing) or as a result of changes in the overall aging of accounts receivable. We do not believe our estimate of the allowance for doubtful accounts is likely to be adversely affected by any individual customer, since we have no individually significant customers. We recorded bad debt expense (recoveries) of $2.1 million, $0.9 million, and ($0.1 million) in 2002, 2001, and 2000, respectively. During 2002, 2001, and 2000 we wrote off $0.5 million, $0.5 million, and $0.2 million against our reserves for accounts receivable. Our reserve for accounts receivable was approximately $3.2 million and $1.5 million at December 31, 2002 and 2001, or 5.2% and 2.5% of gross receivables, respectively.

     Inventories — Slow Moving and Obsolescence

     In connection with certain contracts, we maintain certain special inventories for specific customers’ needs. In certain contracts, the customers are required to purchase the special inventory at the point in time in which the inventory reaches a certain age. However, for other customer relationships and inventories, we are not protected by our customer from the risk of inventory loss. In such cases, we rely on available return privileges with vendors, if any. Therefore, in determining the net realizable value of inventories, we identify slow moving or obsolete inventories that (1) are not protected by our customer agreements from risk of loss, and (2) are not eligible for return under various vendor return programs. Based upon these factors, we estimate the net realizable value of inventories and record any necessary adjustments as a charge to cost of sales. If our inventory return privileges were discontinued in the future, or if customers were unable to honor the provisions of certain contracts that protect us from inventory losses, our risk of loss associated with obsolete or slowing moving inventories would increase. During 2002, 2001, and 2000 we expensed $1.0 million, $0.7 million, and $0.4 million to increase inventory reserves. We wrote off $1.7 million, $2.3 million, and $1.1 million against our reserves for excess and obsolete inventories during 2002, 2001, and 2000, respectively. Our reserve for obsolete and slowing moving inventories was approximately $6.7 million and $7.4 million at December 31, 2002 and 2001, or 10.4% and 10.6% of gross inventories, respectively.

     Impairment of Long-Lived Assets

     We periodically evaluate property and equipment for potential impairment indicators. Our judgments regarding the existence of impairment indicators are based on legal factors, market conditions and operational performance. Future events could cause us to conclude that impairment indicators exist and that assets associated with a particular operation are impaired. Evaluating the impairment also requires us to estimate future operating results and cash flows, which also require judgment by management. Any resulting impairment loss could have a material adverse impact on our financial condition and results of operations.

     Deferred Income Tax Assets

     We have deferred tax assets, which are subject to periodic recoverability assessments. The realization of our deferred tax assets is principally dependent upon our being able to generate sufficient future taxable income in certain tax jurisdictions. The factors used to assess the likelihood of realization are our forecast of future taxable income, which is based upon estimates and assumptions, and available tax planning strategies that could be implemented to realize the net deferred tax assets. On the basis of the improved operating results and projections for future taxable income, we believe it is more likely than not that our future operations will generate sufficient taxable income to realize the deferred tax assets. If these estimates and related assumptions change in the future, we may be required to record a valuation allowance against our deferred tax assets resulting in additional income tax expense in our consolidated statement of operations. We evaluate the realizability and appropriateness of our deferred tax assets and liabilities quarterly and assess the need for any valuation allowance against deferred tax assets. In connection with the adoption of SFAS No. 142, future tax benefits associated with deductible goodwill amortization for tax purposes were fully reserved with a valuation allowance totaling $3.1 million.

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

     During the two most recent fiscal years and subsequent interim period preceding the change in auditors, there were no disagreements with Arthur Andersen LLP on any matter of accounting principles or practices, financial statement disclosure, auditing scope or procedure, or any reportable events.

     The report of Arthur Andersen LLP on our financial statements for the two years ended December 31, 2000 contained no adverse opinion or disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principles.

     We did not consult with Ernst & Young LLP during the two years ended December 31, 2000 or subsequent interim period prior to July 23, 2001 on either the application of accounting principles or type of opinion Ernst & Young LLP might issue on our financial statements.

PART III

Item 10. Directors and Executive Officers of the Registrant.

     The information contained under the heading “Election of Directors” in the definitive Proxy Statement to be used in connection with the solicitation of proxies for the Company’s 2003 Annual Meeting of Stockholders, to be filed with the Commission, is incorporated herein by reference. Pursuant to instruction 3 to paragraph (b) of Item 401 of Regulation S-K, information relating to the executive officers of the Company is included in Item 1 of this Report.

Item 11. Executive Compensation.

     The information contained under the heading “Executive Compensation” in the definitive Proxy Statement to be used in connection with the solicitation of proxies for the Company’s 2003 Annual Meeting of Stockholders, to be filed with the Commission, is incorporated herein by reference. In no event shall the information contained in the Proxy Statement under the heading “Stockholder Return Performance Graph” be deemed incorporated herein by such reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

     The information contained under the headings “Voting Securities and Principal Stockholders” and “Equity Compensation Awards” in the definitive Proxy Statement to be used in connection with the solicitation of proxies for the Company’s 2003 Annual Meeting of Stockholders, to be filed with the Commission, is incorporated herein by reference. For purposes of determining the aggregate market value of the Company’s voting stock held by nonaffiliates, shares held by all directors and executive officers of the Company have been excluded. The exclusion of such shares is not intended to, and shall not, constitute a determination as to which persons or entities may be “affiliates” of the Company as defined by the Commission.

Item 13. Certain Relationships and Related Transactions.

     The information contained under the heading “Certain Transactions” in the definitive Proxy Statement to be used in connection with the solicitation of proxies for the Company’s 2003 Annual Meeting of Stockholders, to be filed with the Commission, is incorporated herein by reference.

Item 14. Controls and Procedures.

     Within the 90-day period prior to the date of this report, an evaluation was performed under the supervision and with the participation of our management, including our President and Chief Executive Officer and our Senior Vice President and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-14(c) under the Securities Exchange Act of 1934 (the “Act”). Based on that evaluation, our President and Chief Executive Officer and our Senior Vice President and Chief Financial Officer, concluded that our disclosure controls and procedures are effective in accumulating and communicating information to our management, including our President and Chief Executive Officer and our Senior Vice President and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures of that information under the Securities and Exchange Commission’s rules and forms and that our disclosure controls and procedures are designed to ensure that the information we are required to disclose in reports that we file or submit under the Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange

Commission’s rules and forms. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date of the evaluation of these controls.

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a)	The following financial statements and notes thereto are filed as part of this Report:

1.	Financial Statements

Report of Independent Auditors (Ernst & Young LLP) (2002 and 2001).
Report of Independent Public Accountants (Arthur Andersen LLP) (2000).
Consolidated Balance Sheets as of December 31, 2002 and 2001.
Consolidated Statements of Operations for the years ended December 31, 2002, 2001, and 2000.
Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2002, 2001, and 2000.
Consolidated Statements of Cash Flows for the years ended December 31, 2002, 2001, and 2000.
Notes to Consolidated Financial Statements and Schedule for the years ended December 31, 2002, 2001, and 2000.

2.	Financial Statement Schedules

Schedule II — Valuation and Qualifying Accounts

All other schedules have been omitted because the information required is either included in the financial statements or notes or is not required.

(b)	Reports on Form 8-K

We filed the following report on Form 8-K during the last quarter of the fiscal year ended December 31, 2002:

Current Report on Form 8-K, dated November 14, 2002, Item 9 – Regulation FD Disclosure

(c)	Exhibits

The exhibits set forth below are required to be filed with this Report pursuant to Item 601 of Regulation S-K:

Exhibit
Number	Description of Exhibit

3.1	Certificate of Incorporation, as amended, of the Company (filed as Exhibit 3.1 of the Company’s Registration Statement on Form S-1 (File No. 333-36233) is hereby incorporated by reference)
3.2	Bylaws of the Company (filed as Exhibit 3.2 of the Company’s Registration Statement on Form S-1 (File No. 333-36233) is hereby incorporated by reference)
4.1	Form of Common Stock Certificate of the Company (filed as Exhibit 4.1 of the Company’s Registration Statement on Form 8-A (File No. 001-13195) on August 31, 2000 is hereby incorporated by reference)
4.2	Certificate of Designation (filed as Exhibit 4.2 of the Company’s Current Report on Form 8-K (File No. 001-13195) is hereby incorporated by reference)
(*)10.1(a)	Industrial Distribution Group, Inc. Stock Incentive Plan (filed as Exhibit 10.5 of the Company’s Registration Statement on Form S-1 (File No. 333-36233) is hereby incorporated by reference)
(*)10.1(b)	Amendment No. 1 to Industrial Distribution Group, Inc. Stock Incentive Plan (filed as Exhibit 10.5b) of the Company’s Annual Report on Form 10-K (File No. D01-131950) on March 31, 1999 is

hereby incorporated by reference)
(*)10.2	Form of Indemnification Agreement entered into between the Company and each of the executive officers and directors of the Company (filed as Exhibit 10.9 of the Company’s Registration Statement on Form S-1 (File No. 333-36233) is hereby incorporated by reference)
10.3	Lease Agreement dated July 30, 1998 by and between Andrew B. and Stephanie A. Shearer and Shearer Industrial Supply Co. (filed as Exhibit 10.12 of the Company’s Registration Statement on Form S-1 (File No. 333-51851) is hereby incorporated by reference)
(*)10.4	Industrial Distribution Group, Inc. Management Incentive Program (filed as Exhibit 10.14 of the Company’s Annual Report on Form 10-K (File No. 001-13195) on March 31, 1999 is hereby incorporated by reference)
10.5	Credit Agreement dated December 22, 2000 by and between the Company, the lenders listed therein, and First Union National Bank (filed as Exhibit 10.6 of the Company’s Annual Report on Form 10-K (File No. 001-13195) on March 28, 2001 is hereby incorporated by reference)
10.5(b)	Credit Agreement Amendment dated August 1, 2001 by and between the Company, the lenders listed therein, and First Union National Bank (filed as Exhibit 10.5(b) of the Company’s Annual Report on Form 10-K (File No. 001-13195) on March 29, 2002 is hereby incorporated by reference)
10.6	Rights Agreement dated as of August 28, 2000 by and between the Company and American Stock Transfer & Trust Company (filed as Exhibit 10.1 of the Company’s Registration Statement on Form 8-A (File No. 001-13195) on August 31, 2000 is hereby incorporated by reference)
(*)10.7	Form of Restricted Stock Agreements
14.0	Code of Ethics
21.1	Subsidiaries of the Company
23.1	Consent of Ernst & Young LLP

(*)	Management contract or compensatory plan or arrangement required to be filed as an exhibit.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(a) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Atlanta, State of Georgia, on the 21st day of March 2003.

INDUSTRIAL DISTRIBUTION GROUP, INC.

By:	/s/ Andrew B. Shearer Andrew B. Shearer President and Chief Executive Officer

SIGNATURE	POSITION

/s/ Andrew B. Shearer
Andrew B. Shearer	President, Chief Executive Officer, and Director (Principal Executive Officer)

/s/ Jack P. Healey
Jack P. Healey	Senior Vice President, Chief Financial Officer, and Secretary (Principal Financial and Accounting Officer)

/s/ Richard M. Seigel
Richard M. Seigel	Chairman of the Board

/s/ David K. Barth
David K. Barth	Director

/s/ William J. Burkland
William J. Burkland	Director

/s/ William R. Fenoglio
William R. Fenoglio	Director

/s/ William T. Parr
William T. Parr	Director

/s/ George L. Sachs, Jr.
George L. Sachs, Jr.	Director

CERTIFICATIONS

I, Andrew B. Shearer, certify that:

1.	I have reviewed this annual report on Form 10-K of Industrial Distribution Group, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

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

6.	The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 21, 2003

/s/ Andrew B. Shearer
Andrew B. Shearer President and Chief Executive Officer

I, Jack P. Healey, certify that:

1.	I have reviewed this annual report on Form 10-K of Industrial Distribution Group, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

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

6.	The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 21, 2003

/s/ Jack P. Healey
Jack P. Healey Senior Vice President and Chief Financial Officer

Report of Independent Auditors

To the Stockholders and Board of Directors of
     Industrial Distribution Group, Inc.:

We have audited the accompanying consolidated balance sheets of Industrial Distribution Group, Inc. and Subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of operations, stockholders' equity and cash flows for the two years then ended. Our audits also included the financial statement schedule listed in the Index at Item 15. These consolidated financial statements and the schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits. The consolidated financial statements and schedule of Industrial Distribution Group, Inc. and Subsidiaries for the year ended December 31, 2000, were audited by other auditors who have ceased operations and whose report dated March 16, 2001, expressed an unqualified opinion on those statements and schedule before the restatement adjustments reflected on the statement of cash flows and described in Notes 1, 2 and 8.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Industrial Distribution Group, Inc. and Subsidiaries at December 31, 2002 and 2001, and the consolidated results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule for the year ended December 31, 2002 and 2001, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed above, the consolidated financial statements and schedule of Industrial Distribution Group, Inc. and Subsidiaries for the year ended December 31, 2000, were audited by other auditors who have ceased operations. As reflected in the 2000 statement of cash flows, the Company reclassified the changes in book overdraft classified as a financing activity to the change in accounts payable classified as an operating activity. Also, as reflected in the 2000 statement of cash flows, the Company reclassified cash paid to a dissenting shareholder from investing activities to operating activities. Our audit procedures included (a) agreeing the amounts to the previously issued balance sheets and (b) agreeing amounts to the previously issued statement of cash flows.

As also discussed in Note 2, the consolidated financial statements of Industrial Distribution Group, Inc. and Subsidiaries as of December 31, 2000, have been revised to include the transitional disclosures required by Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangibles, which was adopted by the Company as of January 1, 2002. Our audit procedures with respect to the disclosures in Note 2 with respect to 2000 included (a) agreeing the previously reported net income to the previously issued financial statements, (b) agreeing the adjustments to reported net income and earnings (loss) per common share representing amortization expense recognized in 2000 related to goodwill that is no longer being amortized as a result of initially applying Statement No. 142 to the Company's underlying records obtained from management, and (c) testing the mathematical accuracy of the reconciliation of pro forma net income to reported net income, and related earnings (loss) per common share.

As also discussed in Note 8, the consolidated financial statements of Industrial Distribution Group, Inc. and Subsidiaries as of December 31, 2000 have been revised to include the disclosures required by Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure, which were adopted by the Company as of December 31, 2002. Our audit procedures with respect to the disclosures in Note 8 for 2000 included (a) agreeing the previously reported net income to the previously issued financial statements, (b) agreeing the adjustments to reported income representing compensation expense and pro forma compensation expense (including any related tax effects) related to 2000 to the Company's underlying records obtained from management, and (c) testing the mathematical accuracy of the reconciliation of pro forma net income to reported net income.

In our opinion, the above adjustments and disclosures are appropriate and have been properly applied. However, we were not engaged to audit, review, or apply any procedures to the 2000 consolidated financial statements of the Company other than with respect to such adjustments and, accordingly, we do not express an opinion or any other form of assurance on the 2000 consolidated financial statements taken as a whole.

/s/ Ernst & Young LLP

Atlanta, Georgia
February 18, 2003

THIS REPORT IS A COPY OF A PREVIOUSLY ISSUED ARTHUR ANDERSEN LLP AUDIT REPORT AND THE REPORT HAS NOT BEEN RE-ISSUED BY ARTHUR ANDERSEN LLP. THIS REPORT RELATES TO THE TWO YEAR PERIOD ENDED DECEMBER 31, 2000 AND THE RELATED SCHEDULE II, BUT ONLY FINANCIAL INFORMATION FOR THE ONE YEAR PERIOD ENDED DECEMBER 31, 2000 IS INCLUDED HEREIN.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Stockholders and Board of Directors of
     Industrial Distribution Group, Inc.:

We have audited the accompanying consolidated balance sheet of INDUSTRIAL DISTRIBUTION GROUP, INC. (a Delaware corporation) AND SUBSIDIARIES as of December 31, 2000 and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2000. These consolidated financial statements and the schedule referred to below are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and the schedule based on our audits.

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

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. Schedule II is presented for purposes of complying with the Securities and Exchange Commission’s rules and is not part of the basic financial statements. This schedule, as it relates to the financial information for each of the two years in the period ended December 31, 2000, has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states, in all material respects, the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

/s/ ARTHUR ANDERSEN LLP

Atlanta, Georgia
March 16, 2001

INDUSTRIAL DISTRIBUTION GROUP, INC.
AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2002 AND 2001
(IN THOUSANDS, EXCEPT SHARE DATA)

	2002	2001

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$452	$476
Accounts receivable, net	57,630	59,747
Inventories, net	57,565	61,907
Deferred tax assets	5,489	6,786
Prepaid and other current assets	3,916	6,042

Total current assets	125,052	134,958
PROPERTY AND EQUIPMENT, NET	11,274	13,077
INTANGIBLE ASSETS, NET	355	50,766
DEFERRED TAX ASSETS	911	701
OTHER ASSETS	1,117	1,542

Total assets	$138,709	$201,044

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$642	$747
Accounts payable	40,251	42,517
Accrued compensation	1,879	1,572
Current portion of management liability insurance	930	3,718
Other accrued liabilities	6,111	6,497

Total current liabilities	49,813	55,051
LONG-TERM DEBT, NET OF CURRENT PORTION	35,721	42,015
OTHER LONG TERM LIABILITIES	515	2,843

Total liabilities	86,049	99,909

COMMITMENTS AND CONTINGENCIES (NOTE 10)
STOCKHOLDERS’ EQUITY:
Preferred stock, $0.10 par value per share; 10,000,000 shares authorized, no shares issued or outstanding in 2002 and 2001	0	0
Common stock, $0.01 par value per share; 50,000,000 shares authorized, 8,940,073 shares issued and 8,860,073 outstanding in 2002, 8,724,184 shares issued and outstanding in 2001	89	87
Additional paid-in capital	98,052	97,579
Unearned compensation	(201)	0
Accumulated (deficit) earnings	(45,280)	3,469

Total stockholders’ equity	52,660	101,135

Total liabilities and stockholders’ equity	$138,709	$201,044

The accompanying notes are an integral part of these consolidated balance sheets.

INDUSTRIAL DISTRIBUTION GROUP, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2002, 2001, AND 2000
(IN THOUSANDS, EXCEPT SHARE DATA)

	2002	2001	2000

NET SALES	$492,450	$514,385	$546,681
COST OF SALES	383,044	399,864	423,539

Gross profit	109,406	114,521	123,142
SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES	103,658	111,128	116,001
IMPAIRMENT AND SEVERANCE EXPENSES	0	0	15,050

Operating income (loss)	5,748	3,393	(7,909)
INTEREST EXPENSE	2,910	4,449	4,862
INTEREST INCOME	(3)	(31)	(49)
OTHER INCOME, NET	(23)	(14)	(127)

INCOME (LOSS) BEFORE EXTRAORDINARY ITEM, CUMULATIVE EFFECT OF ACCOUNTING CHANGE, AND INCOME TAXES	2,864	(1,011)	(12,595)
PROVISION (BENEFIT) FOR INCOME TAXES	1,266	347	(3,183)

INCOME (LOSS) BEFORE EXTRAORDINARY ITEM AND CUMULATIVE EFFECT OF ACCOUNTING CHANGE	1,598	(1,358)	(9,412)
EXTRAORDINARY LOSS ON EARLY EXTINGUISHMENT OF DEBT, net of tax benefit	0	0	200
CUMULATIVE EFFECT OF ACCOUNTING CHANGE	(50,347)	0	0

NET LOSS	$(48,749)	$(1,358)	$(9,612)

EARNINGS (LOSS) PER COMMON SHARE:
Basic
Earnings (loss) before extraordinary item and cumulative effect of accounting change	$0.18	$(0.16)	$(1.09)
Extraordinary item	0.00	(0.00)	(0.02)
Cumulative effect of accounting change	(5.71)	(0.00)	(0.00)

Net loss	$(5.53)	$(0.16)	$(1.11)

Diluted
Earnings (loss) before extraordinary item and cumulative effect of accounting change	$0.18	$(0.16)	$(1.09)
Extraordinary item	0.00	(0.00)	(0.02)
Cumulative effect of accounting change	(5.62)	(0.00)	(0.00)

Net loss	$(5.44)	$(0.16)	$(1.11)

WEIGHTED AVERAGE SHARES:
Basic	8,823,982	8,650,839	8,642,580

Diluted	8,962,003	8,650,839	8,642,580

The accompanying notes are an integral part of these consolidated statements.

INDUSTRIAL DISTRIBUTION GROUP, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2002, 2001, AND 2000
(IN THOUSANDS, EXCEPT SHARE DATA)

	COMMON STOCK		ADDITIONAL		ACCUMULATED
			PAID-IN	UNEARNED	EARNINGS	TREASURY
	SHARES	AMOUNT	CAPITAL	COMPENSATION	(DEFICIT)	STOCK	TOTAL

BALANCE, DECEMBER 31, 1999	8,641,831	$87	$97,636	$0	$14,439	$(90)	$112,072
Purchase and retirement of treasury stock	(442,498)	(5)	(1,100)	0	0	0	(1,105)
Sale of shares through employee stock purchase plan	192,851	2	468	0	0	0	470
Issuance of shares for management incentive program	22,564	0	54	0	0	0	54
Issuance of common stock as contingent consideration for acquired companies	82,133	1	249	0	0	0	250
Other share cancellations	(3,521)	0	(14)	0	0	0	(14)
Net loss	0	0	0	0	(9,612)	0	(9,612)

BALANCE, DECEMBER 31, 2000	8,493,360	85	97,293	0	4,827	(90)	102,115
Issuance of shares pursuant to executive restricted stock agreement	25,000	0	63	0	0	0	63
Purchase and retirement of treasury stock	(25,000)	0	(35)	0	0	0	(35)
Retirement of treasury stock	(6,773)	0	(90)	0	0	90	0
Sale of shares through employee stock purchase plan	237,597	2	348	0	0	0	350
Net loss	0	0	0	0	(1,358)	0	(1,358)

BALANCE, DECEMBER 31, 2001	8,724,184	87	97,579	0	3,469	0	101,135
Issuance of restricted stock pursuant to executive restricted stock agreements	80,000	1	245	(246)	0	0	0
Sale of shares through employee stock purchase plan	133,638	1	224	0	0	0	225
Stock options exercised and other	2,251	0	4	0	0	0	4
Amortization of unearned compensation	0	0	0	45	0	0	45
Net loss	0	0	0	0	(48,749)	0	(48,749)

BALANCE, DECEMBER 31, 2002	8,940,073	$89	$98,052	$(201)	$(45,280)	$0	$52,660

The accompanying notes are an integral part of these consolidated statements.

INDUSTRIAL DISTRIBUTION GROUP, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2002, 2001, AND 2000
(IN THOUSANDS)

	2002	2001	2000

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(48,749)	$(1,358)	$(9,612)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	2,810	4,567	5,113
Amortization of unearned compensation	45	0	0
Gain on sale of assets	(43)	(39)	(142)
Deferred taxes	1,087	444	(2,861)
Extraordinary loss on early extinguishment of debt, net of tax benefit	0	0	200
Impairment of goodwill	50,347	0	0
Loss on disposal of ERP	0	0	14,750
Changes in operating assets and liabilities, net of acquisitions and dispositions:
Accounts receivable, net	2,117	4,958	(1,187)
Inventories, net	4,342	6,611	(1,905)
Prepaids and other assets	2,195	3,659	(2,900)
Accounts payable	(2,266)	(4,249)	(1,715)
Accrued compensation	307	(784)	(303)
Other accrued liabilities	(1,770)	(2,544)	(2,024)
Cash paid to dissenting shareholder	0	0	(10,750)

Total adjustments	59,171	12,623	(3,724)

Net cash provided by (used in) operating activities	10,422	11,265	(13,336)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for acquisitions, net of cash acquired	0	0	(250)
Additions to property and equipment	(613)	(749)	(5,615)
Proceeds from the sale of property and equipment	72	314	9,719
Proceeds from liquidation of life insurance policies	0	0	437
Other	0	0	45

Net cash (used in) provided by investing activities	(541)	(435)	4,336

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock, net of issuance costs	229	350	470
Repayment of previous credit facility	0	0	(49,400)
Initial borrowing on new credit facility	0	0	49,400
Net (repayments) borrowings on credit facilities and other lines	(5,700)	(9,829)	4,429
Long-term debt borrowings	0	0	1,471
Long-term debt repayments	(699)	(714)	(548)
Purchase and retirement of treasury stock	0	(35)	(1,105)
Proceeds from management liability insurance, net of fees	0	0	10,750
Premium payments on management liability insurance	(3,720)	(3,751)	(2,791)
Deferred loan costs and other	(15)	(65)	(837)

Net cash (used in) provided by financing activities	(9,905)	(14,044)	11,839

NET CHANGE IN CASH AND CASH EQUIVALENTS	(24)	(3,214)	2,839
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	476	3,690	851

CASH AND CASH EQUIVALENTS, END OF YEAR	$452	$476	$3,690

SUPPLEMENTAL DISCLOSURES:
Interest paid	$2,048	$3,752	$5,021

Net income taxes (refunded) paid	$(744)	$(3,139)	$1,729

The accompanying notes are an integral part of these consolidated statements.

INDUSTRIAL DISTRIBUTION GROUP, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE
DECEMBER 31, 2002, 2001, AND 2000

1.	BASIS OF PRESENTATION

Organization and Business

Industrial Distribution Group, Inc. (“IDG” or the “Company”), a Delaware corporation, was formed on February 12, 1997 to create a nationwide supplier of cost-effective, Flexible Procurement Solutions™ for manufacturers and other users of maintenance, repair, operating, and production (“MROP”) products. The Company conducts business in 49 states and two foreign countries, providing product expertise in the procurement and application of MROP products to a wide range of industries.

Basis of Presentation

The consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly-owned. All significant intercompany accounts and transactions have been eliminated in consolidation.

Certain amounts in the 2001 and 2000 financial statements have been reclassified to conform to the 2002 presentation. The effects of the reclassifications on the overall financial statement presentation are not significant, except for the items discussed below. In the 2001 balance sheet, the Company reclassified the book overdraft of $8,230,000 to accounts payable. In the 2001 and 2000 statements of cash flows, the Company reclassified (3,357,000) and $1,166,000, respectively, from changes in book overdraft classified as financing activities to changes in accounts payable classified as operating activities. In addition, the Company reclassified $10,750,000 related to a payment to a dissenting shareholder in the 2000 statement of cash flows, from investing activities to operating activities.

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

Accounts Receivable

Accounts receivable is composed of trade receivables that are credit based and do not require collateral. An allowance for uncollectible accounts has been established based on the Company’s collection experience and an assessment of the collectibility of specific accounts. The Company evaluates the collectibility of accounts receivable based on a combination of factors. Initially, the Company estimates an allowance for doubtful accounts as a percentage of accounts receivable based on historical collections experience. This initial estimate is periodically adjusted when the Company becomes aware of a specific customer’s inability to meet its financial obligations (e.g., bankruptcy filing) or as a result of changes in the overall aging of accounts receivable. During 2002 and 2001 the Company incurred net bad debt expense (recoveries) related to trade receivables of $2,117,000 and $878,000, respectively. The allowance for doubtful accounts amounted to $3,183,000 and $1,522,000 as of December 31, 2002 and 2001, respectively.

Inventories

Inventories consist primarily of merchandise purchased for resale and are stated at the lower of cost or market value. Cost is determined on a first-in first-out basis, and market is considered to be net realizable value. In determining the net realizable value, the Company identifies slow moving or obsolete inventories that are not eligible for return under various vendor return programs and estimates appropriate loss provisions related thereto. Management evaluates the adequacy of the loss provisions regularly, with any adjustments charged to cost of sales. During 2002 and 2001 the Company expensed $1,029,000 and $743,000, respectively, to increase inventory reserves. The reserve for obsolete and slow moving inventories was $6,702,000 and $7,365,000 as of December 31, 2002 and 2001, respectively.

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

Goodwill and Other Intangible Assets

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

The Company adopted SFAS No. 142 on January 1, 2002. The Company tested goodwill for impairment using the two-step process prescribed in SFAS No. 142. The first step was a screen for potential impairment, while the second step measured the amount of the impairment, if any. Based on an independent appraisal firm’s valuation of the enterprise fair value using a combination of discounted cash flows, market multiples, and comparable transactions, which reflect changes in certain assumptions since the date of the acquisitions, and the identification of qualifying intangibles, the Company recorded a non-cash charge of $50,347,000 as a cumulative effect of accounting change in the first quarter of 2002 associated with the adoption of SFAS No. 142. The Company recorded a full valuation reserve of $3,148,000 against the tax benefit resulting from this charge. The application of the non-amortization provisions of SFAS No. 142 resulted in an increase to net income, before extraordinary item and cumulative effect of accounting change, of $1,289,000 or $0.14 per fully diluted share for the year ended December 31, 2002.

The write-off of goodwill results from the use of a combination of fair value methods in assessment of fair value as required by SFAS No. 142. According to SFAS No. 142, the goodwill impairment loss is measured as the excess of the carrying amount of goodwill over the implied fair value of goodwill.

The changes in the carrying amount of goodwill and other identifiable intangible assets for 2002, 2001, and 2000 are summarized as follows (in thousands):

		Other Identifiable
		Intangible
	Goodwill	Assets	Total

Balance at January 1, 2000	$52,469	$550	$53,019
Contingent consideration issued for acquired companies	649	0	649
Amortization expense	(1,397)	(67)	(1,464)

Balance at December 31, 2000	$51,721	$483	$52,204
Amortization expense	(1,374)	(64)	(1,438)

Balance at December 31, 2001	$50,347	$419	$50,766
Transitional impairment loss	(50,347)	0	(50,347)
Amortization expense	0	(64)	(64)

Balance at December 31, 2002	$0	$355	$355

At December 31, 2002 and 2001, accumulated amortization of intangible assets was $316,000 and $5,222,000, respectively. The aggregate estimated amortization expense related to other identifiable intangible assets for the years 2003 to 2007 is $242,000.

A reconciliation of net income (loss) and earnings (loss) per common share, adjusted to exclude goodwill amortization expense, net of tax, for the periods prior to adoption and the cumulative effect of accounting change recognized in the current period, is as follows (in thousands, except share data):

	Year Ended December 31

	2002	2001	2000

Net loss	$(48,749)	$(1,358)	$(9,612)
Amortization of goodwill, net of tax	0	1,289	1,289
Cumulative effect of accounting change	50,347	0	0

Adjusted net income (loss)	$1,598	$(69)	$(8,323)

Earnings (loss) per common share:
Basic:
Net loss	$(5.53)	$(0.16)	$(1.11)
Amortization of goodwill, net of tax	0	0.15	0.15
Cumulative effect of accounting change	5.71	0	0

Adjusted earnings (loss)	$0.18	$(0.01)	$(0.96)

Diluted:
Net loss	$(5.44)	$(0.16)	$(1.11)
Amortization of goodwill, net of tax	0	0.15	0.15
Cumulative effect of accounting change	5.62	0	0

Adjusted earnings (loss)	$0.18	$(0.01)	$(0.96)

Long–Lived Assets Other Than Goodwill

The Company assesses its long-lived assets other than goodwill for impairment whenever facts and circumstances indicate that the carrying amount may not be fully recoverable. To analyze recoverability, the Company projects undiscounted net future cash flows over the remaining life of such assets. If these projected cash flows are less than the carrying amount, an impairment would be recognized, resulting in a write-down of assets with a corresponding charge to earnings. Impairment losses, if any, are measured based upon the difference between the carrying amount and the fair value of the assets.

Income Taxes

The Company accounts for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes” which requires that deferred tax assets and liabilities be recognized using currently enacted tax rates for the effect of temporary differences between the book and tax bases of recorded assets and liabilities. SFAS No. 109 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax asset will not be realized. The Company currently has significant deferred tax assets, which are subject to periodic recoverability assessments. The realization of the Company’s deferred tax assets is principally dependent upon the Company being able to generate sufficient future taxable income in certain tax jurisdictions. The factors used to assess the likelihood of realization are the Company’s forecast of future taxable income, which is based upon estimates and assumptions, and available tax planning strategies that could be implemented to realize the net deferred tax assets. If these estimates and related assumptions change in the future, the Company may be required to record an additional valuation allowance against its deferred tax assets resulting in additional income tax expense in the Company’s consolidated statement of operations. Management evaluates the realizability and appropriateness of its deferred tax assets and liabilities quarterly and assesses the need for any valuation allowance against deferred tax assets. In connection with the adoption of SFAS No. 142, future tax benefits associated with deductible goodwill amortization for tax purposes were fully reserved with a valuation allowance totaling $3,148,000. The valuation allowance for net deferred tax assets was $3,156,000 and $0 as of December 31, 2002 and 2001, respectively.

Deferred Loan Costs

The Company capitalizes incremental and direct costs associated with the issuance of debt securities. These costs include legal fees, due diligence fees, and similar items. Deferred loan costs are amortized over the life of the related debt instrument and are classified as a non-current asset on the accompanying consolidated balance sheets. As of December 31, 2002 and 2001, the net book value of the Company’s deferred loan costs were $447,000 and $808,000, respectively. Amortization expense related to deferred loan costs for the years ended December 31, 2002 and 2001 was $361,000 and $286,000, respectively.

Revenue Recognition

Revenue is recognized on sales of products at the time title and risk of loss passes to the buyer. Title and risk of loss pass to the buyer in three ways. In the majority of circumstances, title and risk of loss pass to the buyer at the time of shipment. In other circumstances, such as consignment inventory agreements, title and risk of loss pass to the customer at time of requisition of the good for use. For goods that are shipped direct from the supplier, title and risk pass to the customer based on the suppliers’ shipping terms.

Volume Rebates

In circumstances where the Company offers volume rebates to customers, those volume rebates are estimated at the time of sale and netted against revenues earned. Volume rebates received from vendors are recorded at the time the rebate is estimated to be earned and appropriate provisions are made in the pricing of inventory to account for the reduction in cost.

Shipping and Handling Costs

The Company’s freight-in is recorded in cost of sales and freight-out is included in selling, general, and administrative expenses. Freight-out totaled $4,421,000, $5,387,000, and $5,303,000 for the years ended December 31, 2002, 2001, and 2000, respectively.

Financial Instruments

The Company’s carrying value of financial instruments approximates fair value due to the short maturity of those instruments (cash, trade receivables, accounts payable, and accrued liabilities), or, in the case of debt, due to the instrument having a variable interest rate. Credit risk on trade receivables is minimized by the large and diverse nature of the Company’s customer base. No one customer represented more than 6% of the Company’s accounts receivable or sales for the periods presented. The Company’s international sales represent less than 1.5% of sales for the periods presented.

Insurance

The Company’s insurance for employee-related health care benefits is effectively self-insured, subject to specific, aggregate stop loss limits. A third-party administrator is used to process and administer all related claims. The Company accrues an estimate of health insurance expense on a monthly basis based upon the claim estimates established with the assistance of the third-party administrator and consultants at the beginning of the calendar year. The Company’s employee health insurance liability for incurred but not reported or unpaid claims is estimated based on the Company’s historical actual claims experience rate.

Segments

SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information,” requires that an enterprise disclose certain information about operating segments. The Company considers its entire business as one operating segment for purposes of SFAS No. 131.

New Accounting Pronouncements

Effective January 1, 2002, the Company adopted SFAS No. 141, “Business Combinations” and SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS No. 142 requires that entities assess the fair value of the net assets underlying all acquisition-related goodwill on a reporting unit basis (see Goodwill and Other Intangible Assets above).

In January 2003, the Emerging Issues Task Force (“EITF”) of the FASB issued EITF Issue No. 02-16, “Accounting by a Customer (including a Reseller) for Certain Consideration Received from a Vendor.” EITF Issue No. 02-16 addresses accounting and reporting issues related to how a reseller should account for cash consideration received from vendors. Generally, cash consideration received from vendors is presumed to be a reduction of the prices of the vendor’s products or services and should, therefore, be characterized as a reduction of cost of sales when recognized in the customer’s income statement. However, under certain circumstances this presumption may be overcome and recognition as revenue or as a reduction of other costs in the income statement may be appropriate. While the Company does receive cash consideration from vendors subject to the provisions of EITF Issue No. 02-16, the Company has not yet completed the evaluation of the potential impact the EITF Issue No. 02-16 may have on its financial statements. The Company does not anticipate the adoption to have a material impact on its financial statements. EITF Issue No. 02-16 is effective for fiscal periods beginning after December 15, 2002.

In August 2001, the FASB issued SFAS No. 144, “Accounting for Impairment of Long-Lived Assets or Disposal of Long-Lived Assets,” which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of”, and the accounting and reporting provisions of APB Opinion No. 30, “Reporting the Results of Operations” for a disposal of a segment of a business. The Company adopted SFAS No. 144 on January 1, 2002 and there was no significant impact on the Company’s financial position and results of operations as a result of its adoption.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” which addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS No. 146 requires that a liability for costs associated with an exit or disposal activity be recognized when the liability is incurred as opposed to the date of an entity’s commitment to an exit plan. SFAS No. 146 also establishes fair value as the objective for initial measurement of the liability. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure.” SFAS No. 148 amends SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition to SFAS No. 123’s fair value method of accounting for stock-based employee compensation. SFAS No. 148 also amends the disclosure provisions of SFAS No. 123 and Accounting Principles Board (“APB”) Opinion No. 28, “Interim Financial Reporting,” to require disclosure in the summary of significant accounting polices of the effects of an entity’s accounting policy with respect to stock-based employee compensation, regardless of whether they account for that compensation using the fair value method of SFAS No. 123 or the intrinsic value method of APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS No. 148’s amendments of the transition and annual disclosure requirements of SFAS No. 123 are effective for fiscal years ending after December 15, 2002. The additional disclosures required under SFAS No. 148 have been included in Note 8. The Company accounts for stock-based compensation using the intrinsic value method prescribed in APB No. 25 and related interpretations.

3.	DIVESTITURES

During 2000, the Company divested of an operating subsidiary for a total consideration of $1,580,000 in the form of a note receivable. During 2002, the purchaser defaulted on the note. A consent judgment was entered in favor of the Company against the purchaser in the amount of $2,400,000 comprising the initial consideration plus accrued interest and penalties. The Company has made no accrual for the interest or penalties as of December 31, 2002 and 2001. The Company is vigorously pursuing collection of this judgment and management believes that there exists adequate collateral to recover the full value of the note. Consequently, no reserve has been placed against the outstanding balance of $1,580,000, which is classified as prepaid and other current assets on the consolidated balance sheet as of December 31, 2002 and 2001.

4.	PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at December 31, 2002 and 2001 (in thousands):

	2002	2001

Land, building, and improvements	$8,085	$8,085
Leasehold improvements	2,595	2,801
Furniture, fixtures, and equipment	8,018	8,759
Computer hardware and software	6,563	6,101

	25,261	25,746
Less accumulated depreciation	(13,987)	(12,669)

Property and equipment, net	$11,274	$13,077

Depreciation expense totaled $2,385,000, $2,843,000, and $3,645,000 for the years ended December 31, 2002, 2001, and 2000, respectively.

In June 2000, the Company sold a 125,000 square foot warehouse and office facility for $7,700,000, and recorded a $2,000 gain on the sale. The Company concurrently leased the entire facility for the next twenty years, with an additional four consecutive five-year optional renewal terms. The base rent during the first five years is fixed at $867,000 per year. The Company is also responsible for taxes on the facility. The total commitment disclosed in Note 10 for this lease is $15,588,000.

5.	IMPAIRMENT AND SEVERANCE EXPENSES

In the fourth quarter of 2000 the Company recorded a charge of $14,750,000 related to the abandonment of the implementation of the J.D. Edwards Enterprise Resource Planning (“ERP”) system. The charge consists of three components: a $7,999,000 impairment charge under SFAS No. 121 relating to the abandonment, with no future value, of all previously capitalized ERP assets; a $5,900,000 accrual for future lease payments under noncancellable operating leases; and an $851,000 accrual for legal and other costs expected to be incurred as a result of the termination of the ERP system. Subsequent to the charge and prior to December 31, 2000 the Company made payments for lease obligations and legal fees totaling $198,000. At December 31, 2000, accruals related to the ERP charge were $6,553,000. During 2001, the Company made payments of $2,315,000 for lease payments and other related expenses, which were charged against the accrual, leaving a balance of $4,238,000 at December 31, 2001, of which $2,644,000 is classified as current in other accrued liabilities and $1,594,000 is included in other long-term liabilities on the balance sheet. During 2002, the Company made payments of $2,124,000 for lease payments and other related expenses and other adjustments of $207,000, which were charged against the accrual. At December 31, 2002, accruals related to the ERP charge totaled $1,907,000, of which $1,782,000 is classified as current in other accrued liabilities and $125,000 is classified in other long-term liabilities on the consolidated balance sheet.

In the fourth quarter of 2000, the Company also incurred a charge of $300,000 related to executive severance costs.

6.	LONG-TERM DEBT

At December 31, 2002 and 2001, long-term debt consisted of the following (in thousands):

	2002	2001

Revolving credit facility (Note 7)	$33,900	$39,600
Mortgage payable at 7%, due in monthly installments of $14,963, including interest, through June 2012, at which time remaining principal and interest are due; secured by land and building with a net book value of approximately $1.3 million	1,243	1,332
Other	1,220	1,830

Total debt	36,363	42,762
Less current portion	(642)	(747)

Total long-term debt	$35,721	$42,015

Maturities of long-term debt as of December 31, 2002 are as follows (in thousands):

2003	$642
2004	34,124
2005	228
2006	201
2007	186
Thereafter	982

$36,363

For the years ended December 31, 2002, 2001, and 2000, the Company incurred interest costs of $2,910,000, $4,449,000, and $5,307,000, respectively, with $0, $0, and $445,000 capitalized and $2,910,000, $4,449,000, and $4,862,000 expensed, respectively.

7.	REVOLVING CREDIT FACILITIES

In December 2000, the Company entered into a $100,000,000 revolving credit facility with a five financial institution syndicate. The facility expires on March 31, 2004 and has a first security interest in substantially all of the assets of the business units. The agreement provides that the facility may be used for operations and acquisitions, and provides $5,000,000 for swinglines and $10,000,000 for letters of credit. Amounts outstanding under the credit facility bear interest at either the lead bank’s corporate rate or LIBOR, as selected by the Company from time to time, plus applicable margins. This rate was 5.3% and 6.3% at December 31, 2002 and 2001, respectively. There is an annual commitment fee on the unused portion of the facility equal to between 25 and 37.5 basis points of the average daily unused portion of the aggregate commitment depending on the indebtedness to adjusted EBITDA ratio, as defined.

Commitment fees totaled $225,000 and $185,000 in 2002 and 2001, respectively. The amounts outstanding under the facility at December 31, 2002 and 2001 were $33,900,000 and $39,600,000, respectively, which have been classified as long-term liabilities. Additionally, the Company had outstanding letters of credit of $1,969,000 and $2,404,000 under the facility at December 31, 2002 and 2001, respectively. The revolving credit facility contains various covenants pertaining to the maintenance of certain financial ratios. These covenants include requirements for interest coverage, net worth, and capital expenditures, among other restrictions. The covenants also prohibit the payment of cash dividends. The Company was in compliance with these covenants as of December 31, 2002 and 2001.

In December 2000, the Company recorded an extraordinary loss, net of tax, on the early extinguishment of debt of $200,000 in connection with the termination of the previous $100,000,000 revolving credit facility with a six-bank syndicate that the Company entered into in December 1999.

8.	CAPITAL STOCK

Preferred Stock

Pursuant to the Company’s certificate of incorporation, the board of directors, from time to time, may authorize the issuance of shares of preferred stock in one or more series, may establish the number of shares to be included in any such series, and may fix the designations, powers, preferences, and rights (including voting rights) of the shares of each such series and any qualifications, limitations, or restrictions thereon. No stockholder authorization is required for the issuance of shares of preferred stock unless imposed by then-applicable law. Shares of preferred stock may be issued for any general corporate purpose, including acquisitions. The board of directors may issue one or more series of preferred stock with rights more favorable with regard to dividends and liquidation than the rights of holders of common stock.

In August 2000, the Board of Directors authorized 1,000,000 shares of the Company’s previously authorized 10,000,000 shares of preferred stock be designated as Series A Participating Cumulative Preferred Stock, as required for the Stockholder Rights Plan. There was no preferred stock issued or outstanding at December 31, 2002 and 2001.

Stockholder Rights Plan

In August 2000, the Company adopted a stockholder rights plan. The plan entailed a dividend on August 30, 2000 of one right for each outstanding share of the Company’s common stock. Each right entitles the holder to buy one one-hundredth of a share of the new Series A Participating Cumulative Preferred Stock at an exercise price of $12.00 per right, or, in certain circumstances, to acquire common stock of an acquirer. Each one one-hundredth of a share of such preferred stock would be essentially the economic equivalent of a share of the Company’s common stock. The rights will trade with the Company’s common stock until exercisable. The rights will not be exercisable until ten calendar days following a public announcement that a person or group has acquired 20% of the Company’s common stock, or, if any person or group has acquired such an interest, the acquisition by that person or group of an additional 2% of the Company’s common stock. The Company will generally be entitled to redeem the rights at $.001 per right at any time until the date of public announcement that shares resulting in a 20% stock position have been acquired, and in certain other circumstances. The rights have no voting power, and until exercised, no dilutive effect on net income per common share.

Common Stock

Options are included in the computation of diluted earnings per share (“EPS”) where the options’ exercise price is less than the average market price of the common shares during the period. The number of options outstanding during the year ended December 31, 2002 had a dilutive effect of 138,021 shares to the weighted average common shares outstanding. For the years ended December 31, 2001 and 2000 options outstanding had no dilutive effect on the weighted average common shares outstanding. During 2002, 2001 and 2000, options where the exercise price exceeded the average market price of the common shares totaled 812,932, 722,386 and 1,010,323 respectively. The options expire ten years from the date of grant and vest ratably over three-to-four year periods.

At December 31, 2002, the Company has several stock-based compensation plans, which are described below. As discussed in Note 2, the Company applies APB No. 25, and related interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized for its stock incentive plan and its employee stock purchase plan. Had compensation cost for the Company’s stock-based compensation plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method established in SFAS No. 123 as amended by SFAS No. 148 and described in Note 2, the Company’s net (loss) income and earnings (loss) per common share would have been reduced to the pro forma amounts indicated below (in thousands, except per share data):

	2002	2001	2000

Net loss as reported	$(48,749)	$(1,358)	$(9,612)
Deduct: Total stock-based compensation expense determined under fair-value based method for all awards, net of tax	359	933	1,207

Pro forma net loss	$(49,108)	$(2,291)	$(10,819)

Earnings (loss) per common share:
Basic:
As reported	$(5.53)	$(0.16)	$(1.11)
Pro forma	$(5.57)	$(0.26)	$(1.25)
Diluted:
As reported	$(5.44)	$(0.16)	$(1.11)
Pro forma	$(5.49)	$(0.26)	$(1.25)

The total value of options granted in 2002, 2001, and 2000 was $724,000, $623,000, and $21,000, respectively. The weighted average value of the options on the date of grant in 2002, 2001, and 2000 was $2.13, $1.40, and $1.78, respectively. The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	2002	2001	2000

Expected life (years)	7	7	7
Dividend yield	0%	0%	0%
Expected stock price volatility	85%	86%	57%
Risk-free interest rate (low-high)	3.40% - 4.90%	2.12% - 5.32%	6.61%

The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company’s employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

Stock Incentive Plan

In July 1997, the Company adopted its stock incentive plan to provide key employees, officers, and directors an opportunity to own common stock of the Company and to provide incentives for such persons to promote the financial success of the Company. Awards under the stock incentive plan may be structured in a variety of ways, including “incentive and nonqualified stock options,” shares of common stock subject to terms and conditions set by the board of directors (“restricted stock awards”), and stock appreciation rights (“SARs”). Incentive stock options may be granted only to full-time employees (including officers) of the Company and any subsidiaries. Nonqualified options, restricted stock awards, SARs, and other permitted forms of awards may be granted to any person employed by or performing services for the Company, including directors. The stock incentive plan provides for the issuance of an aggregate number of shares of common stock equal to 15% of the Company’s diluted shares of common stock outstanding from time to time, subject to the issuance of a maximum of 1,000,000 shares pursuant to incentive stock options. The Company currently has 180,052 shares available for issue under the stock incentive plan.

In July 2001, a senior executive of the Company surrendered 300,000 of 400,000, nonqualified stock options that were issued to the executive in December 1999 that were not pursuant to the provisions of the stock incentive plan.

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

A summary of the status of the stock incentive plan as of December 31, 2002, 2001, and 2000 and changes during the years then ended is presented in the table below:

	2002		2001		2000

		WEIGHTED-		WEIGHTED-		WEIGHTED-
		AVERAGE		AVERAGE		AVERAGE
		EXERCISE		EXERCISE		EXERCISE
	SHARES	PRICE	SHARES	PRICE	SHARES	PRICE

Outstanding at beginning of year	1,063,165	$6.07	1,010,323	$10.70	1,305,900	$12.19
Granted	340,000	$2.99	449,088	$1.95	12,000	$3.25
Forfeited, surrendered and exercised	(139,206)	$14.27	(396,246)	$13.21	(307,577)	$16.72

Outstanding at end of year	1,263,959	$4.34	1,063,165	$6.07	1,010,323	$10.70

Exercisable at end of year	695,485	$5.83	608,390	$8.38	469,987	$11.52

The following table summarizes information about all stock options outstanding at December 31, 2002:

		OPTIONS OUTSTANDING		OPTIONS EXERCISABLE

		WEIGHTED	WEIGHTED-		WEIGHTED-
		REMAINING	AVERAGE	EXERCISABLE	AVERAGE
RANGE OF EXERCISE	OUTSTANDING	CONTRACTUAL	EXERCISE	AT	EXERCISE
PRICE	AT 12/31/02	LIFE	PRICE	12/31/02	PRICE

$1.65 - $5.00	874,263	8.6	$2.72	305,789	$3.10
$5.01 - $10.00	326,421	6.2	$6.46	326,421	$6.46
$10.01 - $15.00	15,000	5.7	$11.44	15,000	$11.44
$15.01 - $19.00	48,275	4.8	$17.07	48,275	$17.07

	1,263,959	7.8	$4.34	695,485	$5.83

Employee Stock Purchase Plan

In 1997, the Company adopted an employee stock purchase plan (the “Stock Purchase Plan”) under which qualified employees of the Company and its subsidiaries have the right to purchase shares of common stock on a quarterly basis through payroll deductions by the employee. The Stock Purchase Plan is administered by the compensation committee of the Company’s board of directors. The Stock Purchase Plan was amended at the Shareholder’s meeting on May 16, 2001 to increase the available shares under the plan from 500,000 to 1,000,000. The price paid for a share of common stock under the plan is 85% of the fair market value (as defined in the Stock Purchase Plan) of a share of common stock at the beginning or the end of each quarterly purchase period, whichever is lower. The amount of any participant’s payroll deductions or cash contributions made pursuant to the Stock Purchase Plan may not exceed 10% of such participant’s total annual compensation and may not exceed $25,000 per year. Shares issued in 2002, 2001, and 2000 were 133,638, 237,597, and 192,851, respectively. The Company has issued 734,539 shares under the Stock Purchase Plan as of December 31, 2002.

Management Incentive Plan

In 1998, the Company adopted a management incentive plan whereby management may be awarded shares of restricted stock based on attaining certain performance goals. The Company did not issue any shares in 2002 for 2001 performance, nor were any shares issued in 2001 for 2000 performance under the plan. The number of shares issued in 2000 for 1999 performance was 22,564 shares. The Company does not expect to issue any shares in 2003 for 2002 performance. All shares were issued at fair market value. A maximum of 250,000 shares of common stock may be issued under this fixed plan.

Restricted Stock

In May 2002, the Company issued 70,000 shares of restricted common stock to several executives. In November 2002, the Company issued 10,000 shares of restricted common stock as an inducement to employment. These shares vest three years from the date of issuance. The value of such stock was established by the market price on the date of grant and was recorded as unearned compensation. The unearned compensation is shown as a reduction of stockholders’ equity in the accompanying Consolidated Balance Sheets and is being amortized ratably over the applicable restricted stock vesting period.

Retirement of Treasury Stock

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

The provision (benefit) for income taxes includes income taxes deferred because of temporary differences between financial statement and tax bases of assets and liabilities and consisted of the following for the years ended December 31, 2002, 2001 and 2000 (in thousands):

	2002	2001	2000

Current	$179	$(97)	$(322)
Deferred	1,087	444	(2,861)

Total provision (benefit)	$1,266	$347	$(3,183)

The provision (benefit) for income taxes for the years ended December 31, 2002, 2001, and 2000 differs from the amount computed by applying the statutory rate of 34% due to the following (in thousands):

	2002	2001	2000

Tax at federal statutory rate	$974	$(344)	$(4,282)
Nondeductible expenses	169	193	172
Nondeductible goodwill amortization	0	441	443
State income tax, net of federal benefit	123	(43)	(542)
Other	0	100	1,026

Provision (benefit) for income taxes	$1,266	$347	$(3,183)

Deferred taxes are recorded based on differences between the financial statement and tax bases of assets and liabilities. Temporary differences, which give rise to a significant portion of deferred tax assets and liabilities at December 31, 2002 and 2001, are as follows (in thousands):

	2002	2001

Deferred tax assets:
Allowance for doubtful accounts	$1,219	$583
Accrued employee benefits	85	120
Capitalized inventory costs	818	1,243
Inventory allowance	1,992	2,821
Accrued liabilities	1,338	2,028
Net operating loss carryforwards	1,780	1,752
AMT credit	0	238
Book in excess of tax depreciation	397	0
Book in excess of tax amortization	2,502	0
Valuation allowance	(3,156)	0
Other	167	273

	7,142	9,058

Deferred tax liabilities:
Tax in excess of book depreciation	0	(314)
Intangible integrated supply contract	(124)	(164)
Step-up in asset basis	(618)	(566)
I.R.C. ss. 481 — last-in first-out	0	(111)
Tax in excess of book amortization	0	(416)
Other	0	0

	(742)	(1,571)

Net deferred tax assets	$6,400	$7,487

The Company has net operating loss carryforwards for federal income tax purposes of approximately $1,136,000 as of December 31, 2002, which expire in years 2011 through 2018. The utilization of the related available deferred tax asset of $435,000 at December 31, 2002 is subject to certain limitations under section 382 of the Internal Revenue Code as a result of an ownership change that occurred.

The Company has net operating loss carryforwards for state income tax purposes of approximately $31,103,690 as of December 31, 2002, which expire in various years through 2022. The related deferred tax asset for these state net operating loss carryforwards is approximately $1,345,000 as of December 31, 2002.

10.	COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company leases certain warehouse and office facilities as well as certain vehicles and office equipment under operating leases. Management expects that in the normal course of business, leases that expire will be renewed or replaced by other leases, except in the case of future rents due under ERP leases (Note 5), which will not be renewed.

The minimum future rental payments, net of sublease revenues, under all leases as of December 31, 2002 were as follows (in thousands):

2003	$7,466
2004	4,158
2005	3,443
2006	3,034
2007	2,717
Thereafter	13,758

$34,576

During the years ended December 31, 2002, 2001, and 2000, gross rental expense under operating leases totaled $ 6,394,000, $5,782,000, and $6,002,000, respectively, with related sub-lease rental income of $234,000, $246,000, and $370,000, respectively. Future rents due under ERP leases are $1,681,000 for 2003 and $106,000 for 2004.

Litigation

In April 2000, the Company paid $10,750,000 in full satisfaction of all disputes and issues raised by a dissenter’s rights lawsuit. This payment was made from the proceeds, net of fees, of a management liability insurance policy provided through an insurance carrier, which is payable over 36 months and carries interest at 8.15%. During 2002, 2001, and 2000 the Company made payments of $3,720,000, $3,751,000 and $2,791,000, respectively, for premiums on the management liability insurance policy. As of December 31, 2002, the accrual for management liability insurance was $930,000 and was classified as a current liability on the consolidated balance sheet. As of December 31, 2001, the total accrual for management liability insurance was $4,615,000. This was accounted for as a financing of the settlement liability for financial reporting purposes.

The Company is subject to various claims and legal actions, which arise in the ordinary course of business. The Company believes that the ultimate resolution of such matters will not have a material adverse effect on the Company’s financial position or results of operations.

Insurance

The Company initiated a self-insured group health insurance plan for all employees on January 1, 2000, whereby the Company is self-insured for the majority of claims, subject to specific aggregate stop loss limits. The Company utilizes consultants and administrators to assist in determining its liability for unasserted or unpaid claims. The Company believes that the ultimate liability for payment of claims has been adequately reserved for, and any additional claims will not have a material adverse effect on the Company’s financial position or results of operations.

11.	SAVINGS PLANS

All employees who are age 21 or older and have completed 30 days of service are eligible to participate in the Company’s 401(k) plan (the “Plan”). Employees are eligible to receive matching contributions from the Company after they have completed one year of service. Once eligibility requirements are met, employees may contribute between 1% and 15% of their compensation to the Plan, subject to tax law limitations. For 2002, 2001, and 2000, the Company matched, at its sole discretion, 25% of employee contributions up to a maximum of 1 1/2% of the employee’s salary.

Total company contributions to the Plan during 2002, 2001, and 2000 were $454,000, $497,000, and $563,000, respectively.

12.	RELATED-PARTY TRANSACTIONS

The Company leases facilities from related parties including directors and officers of the Company. The Company believes that the monthly rent and other terms of these leases are not less favorable to the Company than could be obtained from unaffiliated parties for comparable properties in the respective geographic areas. Renewal of these leases, if applicable, is based on management’s best estimate of market value. Rental expense recognized under leases from directors and officers of the Company was $708,000, $706,000, and $807,000 for the years ended December 31, 2002, 2001, and 2000, respectively. Rental expense recognized under leases from other related parties was $118,000, $370,000, and $501,000 for the years ended December 31, 2002, 2001, and 2000, respectively.

13.	INTERIM FINANCIAL INFORMATION (UNAUDITED)

The Company’s unaudited quarterly results of operations for the fiscal years ended December 31, 2002 and 2001 are as follows (in thousands, except for per share amounts):

	2002

	FIRST	SECOND	THIRD	FOURTH
	QUARTER	QUARTER	QUARTER	QUARTER

Net sales	$119,968	$127,425	$123,950	$121,107
Cost of sales	93,554	99,404	96,191	93,895

Gross profit	26,414	28,021	27,759	27,212
Selling, general and administrative expenses	25,364	26,502	26,167	25,625

Operating income	1,050	1,519	1,592	1,587
Interest expense	729	734	746	701
Other (income) loss, net	(11)	18	9	(42)

Income before income taxes and cumulative effect of accounting change	332	767	837	928
Provision for income taxes	177	339	353	397

Income before cumulative effect of accounting change	155	428	484	531
Cumulative effect of accounting change	(50,347)	0	0	0

Net (loss) income	$(50,192)	$428	$484	$531

Earnings (loss) per share:
Basic
Earnings before extraordinary item and cumulative effect of accounting change	$0.02	$0.05	$0.05	$0.06
Cumulative effect of accounting change (*)	(5.74)	0.00	0.00	0.00

Net income (loss) (*)	$(5.72)	$0.05	$0.05	$0.06

Diluted
Earnings (loss) before extraordinary item and cumulative effect of accounting change	$0.02	$0.05	$0.05	$0.06
Cumulative effect of accounting change (*)	(5.72)	0.00	0.00	0.00

Net income (loss) (*)	$(5.70)	$0.05	$0.05	$0.06

	2001

	FIRST	SECOND	THIRD	FOURTH
	QUARTER	QUARTER	QUARTER	QUARTER

Net sales	$136,169	$131,364	$123,883	$122,969
Cost of sales	105,728	101,821	96,420	95,895

Gross profit	30,441	29,543	27,463	27,074
Selling, general and administrative expenses	29,788	29,341	26,225	25,774

Operating income	653	202	1,238	1,300
Interest expense	1,358	1,166	1,042	883
Other loss (income), net	5	(56)	(31)	37

(Loss) income before income taxes	(710)	(908)	227	380
(Benefit) provision for income taxes	(114)	(183)	340	304

Net (loss) income	$(596)	$(725)	$(113)	$76

Basic and Diluted (loss) income per share (*)	$(0.07)	$(0.08)	$(0.01)	$0.01

(*)	The sum of the EPS for the quarters does not equal the total for the year due to the weighted average shares calculation and rounding.

INDUSTRIAL DISTRIBUTION GROUP, INC.
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
FOR THE YEARS ENDED DECEMBER 31, 2002, 2001, AND 2000

		ADDITIONS

		CHARGED
	BALANCE	TO COSTS
	AT	AND		BALANCE AT
	BEGINNING	EXPENSES		END OF
DESCRIPTION	OF PERIOD	NET(2)	DEDUCTIONS(1)	PERIOD

Year ended December 31, 2002:
Allowance for doubtful accounts	$1,522	2,117	456	$3,183
Year ended December 31, 2001:
Allowance for doubtful accounts	$1,182	878	538	$1,522
Year ended December 31, 2000:
Allowance for doubtful accounts	$1,480	(110)	188	$1,182

(1)	Deductions represent the write off of uncollectible receivables, net of recoveries.

(2)	Amounts charged to costs and expenses are net of adjustments to state the allowance based on the Company’s collection experience and management’s assessment of the collectibility of specific accounts.

		ADDITIONS

		CHARGED
		TO COSTS
	BALANCE AT	AND	CHARGED TO		BALANCE AT
	BEGINNING	EXPENSES	OTHER		END OF
DESCRIPTION	OF PERIOD	NET(3)	ACCOUNT(1)	DEDUCTIONS(2)	PERIOD

Year ended December 31, 2002:
Inventory reserve	$7,365	1,029	0	1,692	$6,702
Year ended December 31, 2001:
Inventory reserve	$8,612	743	348	2,338	$7,365
Year ended December 31, 2000:
Inventory reserve	$8,383	423	909	1,103	$8,612

(1)	These amounts represent balance sheet re-classifications.

(2)	Deductions represent the write off of obsolete inventory.

(3)	Amounts charged to costs and expenses are net of adjustments to state the reserve based on the Company’s experience and management’s assessment of the net realizable value of specific inventory accounts.

		ADDITIONS

		CHARGED
		TO COSTS
	BALANCE AT	AND		BALANCE AT
	BEGINNING	EXPENSES		END OF
DESCRIPTION	OF PERIOD	NET(1)	DEDUCTIONS	PERIOD

Year ended December 31, 2002:
Valuation allowance	$0	3,156	0	$3,156
Year ended December 31, 2001:
Valuation allowance	$0	0	0	$0
Year ended December 31, 2000:
Valuation allowance	$0	0	0	$0

(1)	These amounts represent the recording of the Valuation allowance for deferred tax assets.

EXHIBIT INDEX

Exhibit
Number	Description of Exhibit

3.1	Certificate of Incorporation, as amended, of the Company (filed as Exhibit 3.1 of the Company’s Registration Statement on Form S-1 (File No. 333-36233) is hereby incorporated by reference)
3.2	Bylaws of the Company (filed as Exhibit 3.2 of the Company’s Registration Statement on Form S-1 (File No. 333-36233) is hereby incorporated by reference)
4.1	Form of Common Stock Certificate of the Company (filed as Exhibit 4.1 of the Company’s Registration Statement on Form 8-A (File No. 001-13195) on August 31, 2000 is hereby incorporated by reference)
4.2	Certificate of Designation (filed as Exhibit 4.2 of the Company’s Current Report on Form 8-K (File No. 001-13195) is hereby incorporated by reference)
(*)10.1(a)	Industrial Distribution Group, Inc. Stock Incentive Plan (filed as Exhibit 10.5 of the Company’s Registration Statement on Form S-1 (File No. 333-36233) is hereby incorporated by reference)
(*)10.1(b)	Amendment No. 1 to Industrial Distribution Group, Inc. Stock Incentive Plan (filed as Exhibit 10.5b) of the Company’s Annual Report on Form 10-K (File No. D01-131950) on March 31, 1999 is hereby incorporated by reference)
(*)10.2	Form of Indemnification Agreement entered into between the Company and each of the executive officers and directors of the Company (filed as Exhibit 10.9 of the Company’s Registration Statement on Form S-1 (File No. 333-36233) is hereby incorporated by reference)
10.3	Lease Agreement dated July 30, 1998 by and between Andrew B. and Stephanie A. Shearer and Shearer Industrial Supply Co. (filed as Exhibit 10.12 of the Company’s Registration Statement on Form S-1 (File No. 333-51851) is hereby incorporated by reference)
(*)10.4	Industrial Distribution Group, Inc. Management Incentive Program (filed as Exhibit 10.14 of the Company’s Annual Report on Form 10-K (File No. 001-13195) on March 31, 1999 is hereby incorporated by reference)
10.5	Credit Agreement dated December 22, 2000 by and between the Company, the lenders listed therein, and First Union National Bank (filed as Exhibit 10.6 of the Company’s Annual Report on Form 10-K (File No. 001-13195) on March 28, 2001 is hereby incorporated by reference)
10.5(b)	Credit Agreement Amendment dated August 1, 2001 by and between the Company, the lenders listed therein, and First Union National Bank (filed as Exhibit 10.5(b) of the Company’s Annual Report on Form 10-K (File No. 001-13195) on March 29, 2002 is hereby incorporated by reference)
10.6	Rights Agreement dated as of August 28, 2000 by and between the Company and American Stock Transfer & Trust Company (filed as Exhibit 10.1 of the Company’s Registration Statement on Form 8-A (File No. 001-13195) on August 31, 2000 is hereby incorporated by reference)
(*)10.7	Form of Restricted Stock Agreements
14.0	Code of Ethics
21.1	Subsidiaries of the Company
23.1	Consent of Ernst & Young LLP

(*)	Management contract or compensatory plan or arrangement required to be filed as an exhibit.