Form 10-Q
period 2003-03-31
INDUSTRIAL DISTRIBUTION GROUP INC
filed 2003-05-15
CIK 1042351

FORM 10-Q
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _________________ TO _________________

COMMISSION FILE NUMBER 001-13195

INDUSTRIAL DISTRIBUTION GROUP, INC.
(Exact name of registrant as specified in its charter)

Delaware	58-2299339

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at April 30, 2003

Common Stock, $.01 par value	8,909,011

INDUSTRIAL DISTRIBUTION GROUP, INC.

INDEX

PART I. Financial Information
ITEM 1. Financial Statements
Consolidated Balance Sheets at March 31, 2003 (Unaudited) and December 31, 2002
Consolidated Statements of Operations for the three months ended March 31, 2003 and 2002 (Unaudited)
Consolidated Statements of Cash Flows for the three months ended March 31, 2003 and 2002 (Unaudited)
Notes to the Consolidated Financial Statements — March 31, 2003 (Unaudited)
ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
ITEM 3. Quantitative and Qualitative Disclosures About Market Risk
ITEM 4. Controls and Procedures
PART II. Other Information
ITEM 1. Legal Proceedings
ITEM 6. Exhibits and Reports on Form 8-K

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INDUSTRIAL DISTRIBUTION GROUP, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	MARCH 31,	DECEMBER 31,
	2003	2002

	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and Cash Equivalents	$488	$452
Accounts Receivable, net	63,017	57,630
Inventory, net	56,597	57,565
Deferred Tax Assets	5,323	5,489
Prepaid and Other Current Assets	4,251	3,916

TOTAL CURRENT ASSETS	129,676	125,052
Property and Equipment, net	10,883	11,274
Intangible Assets, net	337	355
Deferred Tax Assets	885	911
Other Assets	1,004	1,117

TOTAL ASSETS	$142,785	$138,709

LIABILITIES & STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current Portion of Long-term Debt	$572	$642
Accounts Payable	41,432	40,251
Accrued Compensation	1,051	1,879
Current Portion of Management Liability Insurance	0	930
Other Accrued Liabilities	5,290	6,111

TOTAL CURRENT LIABILITIES	48,345	49,813
Long-Term Debt, net of Current Portion	41,017	35,721
Other Long-Term Liabilities	422	515

TOTAL LIABILITIES	89,784	86,049

STOCKHOLDERS’ EQUITY:
Common Stock, par value $.01 per share, 50,000,000 shares authorized; 8,963,353 shares issued and 8,883,353 outstanding in 2003; 8,940,073 shares issued and 8,860,073 outstanding in 2002	89	89
Additional Paid-In Capital	98,111	98,052
Unearned Compensation	(179)	(201)
Accumulated Deficit	(45,020)	(45,280)

TOTAL STOCKHOLDERS’ EQUITY	53,001	52,660

TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY	$142,785	$138,709

The accompanying notes are an integral part of these consolidated financial statements.

INDUSTRIAL DISTRIBUTION GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share data)
(Unaudited)

	THREE MONTHS ENDED
	MARCH 31,

	2003	2002

NET SALES	$123,077	$119,968
COST OF SALES	95,760	93,554

Gross profit	27,317	26,414
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	26,066	25,274

Operating income	1,251	1,140
INTEREST EXPENSE	763	819
OTHER INCOME	(4)	(11)

INCOME BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGE AND INCOME TAXES	492	332
PROVISION FOR INCOME TAXES	232	177

INCOME BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGE	260	155
CUMULATIVE EFFECT OF ACCOUNTING CHANGE	0	(50,347)

NET INCOME (LOSS)	$260	$(50,192)

EARNINGS (LOSS) PER COMMON SHARE:
Basic:
Earnings before cumulative effect of accounting change	$0.03	$0.02
Cumulative effect of accounting change	0.00	(5.74)

Net earnings (loss)	$0.03	$(5.72)

Diluted:
Net earnings before cumulative effect of accounting change	$0.03	$0.02
Cumulative effect of accounting change	0.00	(5.72)

Net earnings (loss)	$0.03	$(5.70)

WEIGHTED AVERAGE SHARES:
Basic	8,902,620	8,769,670

Diluted	9,062,062	8,801,319

The accompanying notes are an integral part of these consolidated financial statements.

INDUSTRIAL DISTRIBUTION GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	THREE MONTHS ENDED
	MARCH 31,

	2003	2002

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$260	$(50,192)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	628	716
Gain on sale of assets	(2)	(1)
Amortization of unearned compensation	22	0
Deferred taxes	192	188
Impairment of goodwill	0	50,347
Changes in operating assets and liabilities:
Accounts receivable, net	(5,387)	(3,150)
Inventories, net	968	2,315
Prepaid assets and other assets	(319)	458
Accounts payable	1,181	2,953
Accrued compensation	(828)	2
Other accrued liabilities	(907)	(592)

Total adjustments	(4,452)	53,236

Net cash (used in) provided by operating activities	(4,192)	3,044
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property and equipment, net	(130)	(132)
Proceeds from the sale of property and equipment	3	16

Net cash used in investing activities	(127)	(116)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock, net of issuance costs	59	51
Net borrowings (repayments) on credit facilities and other lines	5,400	(1,200)
Long-term debt repayments	(174)	(154)
Premium payments on management liability insurance	(930)	(930)
Deferred loan costs and other	0	(16)

Net cash provided by (used in) financing activities	4,355	(2,249)

NET INCREASE IN CASH AND CASH EQUIVALENTS	36	679
CASH AND CASH EQUIVALENTS, beginning of period	452	476

CASH AND CASH EQUIVALENTS, end of period	$488	$1,155

Supplemental Disclosures:
Interest paid	$503	$231

Net income taxes paid (refunded)	$109	$(91)

The accompanying notes are an integral part of these consolidated financial statements.

INDUSTRIAL DISTRIBUTION GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — MARCH 31, 2003 (Unaudited)

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

Certain amounts in the 2002 financial statements have been reclassified to conform to the 2003 presentation. The effects of the reclassifications on the overall financial statement presentation are not significant, except for the items discussed below. In the 2002 statement of cash flows, the Company reclassified $646,000 from changes in book overdraft classified as financing activities to changes in accounts payable classified as operating activities. In addition, the Company reclassified $90,000 of amortization expense, related to deferred loan costs, to interest expense in the 2002 income statement.

These interim statements should be read in conjunction with the Company’s financial statements and notes thereto, included in its Annual Report on Form 10-K, for the fiscal year ended December 31, 2002.

2.    NEWLY ADOPTED ACCOUNTING STANDARDS

In June 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations,” and No. 142, “Goodwill and Other Intangible Assets,” effective for fiscal years beginning after December 15, 2001. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS No. 141 also includes guidance on the initial recognition and measurement of goodwill and other intangible assets arising from business combinations completed after June 30, 2001. SFAS No. 142 prohibits the amortization of goodwill and intangible assets with indefinite useful lives. Under the new rules, goodwill (and intangible assets deemed to have indefinite lives) will no longer be amortized but will be subject to annual impairment tests in accordance with the Statement. Other intangible assets will continue to be amortized over their remaining useful lives.

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

A reconciliation of net income (loss) and earnings (loss) per common share, adjusted to exclude the cumulative effect of accounting change recognized in the period of adoption, is as follows (in thousands, except share data):

	Three Months Ended
	March 31,

	2003	2002

Net income (loss)	$260	$(50,192)
Cumulative effect of accounting change	0	50,347

Adjusted net income	$260	$155

Earnings (loss) per common share:
Basic:
Net income (loss)	$0.03	$(5.72)
Cumulative effect of accounting change	0.00	5.74

Adjusted earnings	$0.03	$0.02

Diluted:
Net income (loss)	$0.03	$(5.70)
Cumulative effect of accounting change	0.00	5.72

Adjusted earnings	$0.03	$0.02

In January 2003, the Emerging Issues Task Force (“EITF”) of the FASB issued EITF Issue No. 02-16, “Accounting by a Customer (including a Reseller) for Certain Consideration Received from a Vendor.” EITF Issue No. 02-16 addresses accounting and reporting issues related to how a reseller should account for cash consideration received from vendors. Generally, cash consideration received from vendors is presumed to be a reduction of the prices of the vendor’s products or services and should, therefore, be characterized as a reduction of cost of sales when recognized in the customer’s income statement. However, under certain circumstances this presumption may be overcome and recognition as revenue or as a reduction of other costs in the income statement may be appropriate. The Company adopted EITF Issue No. 02-16 on January 1, 2003, and there was no significant impact on the Company’s financial position and results of operations as a result of the adoption.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” which addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS No. 146 requires that a liability for costs associated with an exit or disposal activity be recognized when the liability is incurred as opposed to the date of an entity’s commitment to an exit plan. SFAS No. 146 also establishes fair value as the objective for initial measurement of the liability. The Company adopted SFAS No. 146 on January 1, 2003, and there was no significant impact on the Company’s financial position and results of operations as a result of this adoption.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure.” SFAS No. 148 amends SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition to SFAS No. 123’s fair value method of accounting for stock-based employee compensation. SFAS No. 148 also amends the disclosure provisions of SFAS No. 123 and Accounting Principles Board (“APB”) Opinion No. 28, “Interim Financial Reporting,” to require disclosure of the effects of an entity’s accounting policy with respect to stock-based employee compensation, regardless of whether they account for that compensation using the fair value method of SFAS No. 123 or the intrinsic value method of APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS No. 148’s amendments of the transition and annual disclosure requirements of SFAS No. 123 are effective for fiscal years ending after December 15, 2002. The Company has adopted SFAS No. 148 through continued application of the intrinsic value method prescribed in APB No. 25, and related interpretations, and enhanced financial statement disclosures of the effect on net income and earnings per share if fair value provisions of SFAS 148 had been applied.

At March 31, 2003, the Company had several stock-based compensation plans, which are described in Note 8 - Capital Stock of the Notes to Consolidated Financial Statements of our Annual Report on Form 10-K for

fiscal 2002. As discussed above, the Company applies APB No. 25, and related interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized for its stock incentive plan and its employee stock purchase plan. Had compensation cost for the Company’s stock-based compensation plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method established in SFAS No. 123 as amended by SFAS No.148, the Company’s net income (loss) and earnings (loss) per common share would have been reduced to the pro forma amounts indicated below (in thousands, except per share data):

	Three Months Ended
	March 31,

	2003	2002

Net income (loss) as reported	$260	$(50,192)
Deduct: Total stock-based compensation expense determined under fair-value based method for all awards, net of tax	114	109

Pro forma net income (loss)	$146	$(50,301)

Earnings (loss) per common share:
Basic:
As reported	$0.03	$(5.72)
Pro forma	$0.02	$(5.74)
Diluted:
As reported	$0.03	$(5.70)
Pro forma	$0.02	$(5.74)

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model. Option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company’s employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

3.    CREDIT FACILITY

In December 2000, the Company entered into a $100,000,000 revolving credit facility with a five financial institution syndicate. The facility, as amended on August 1, 2001, expires on March 31, 2004 and has a first security interest in the assets of the Company. The Company received a commitment from all members of its five financial institution syndicate on May 12, 2003 to amend the facility expiration three years from the amendment execution date. Consequently, obligations on this facility are classified as long-term on the accompanying consolidated balance sheet as of March 31, 2003. The agreement provides that the facility may be used for operations and acquisitions, and provides $5,000,000 for swinglines and $10,000,000 for letters of credit. Amounts outstanding under the credit facility bear interest at either the lead bank’s corporate rate or LIBOR, as selected by the Company from time to time, plus applicable margins. This rate was 4.9% and 5.3% at March 31, 2003 and December 31, 2002, respectively. There is an annual commitment fee on the unused portion of the facility equal to between 25 and 37.5 basis points of the average daily unused portion of the aggregate commitment depending on the indebtedness to adjusted EBITDA ratio, as defined.

The amounts outstanding under the facility at March 31, 2003 and December 31, 2002 were $39,300,000 and $33,900,000 respectively, which have been classified as long-term liabilities. Additionally, the Company had outstanding letters of credit of $1,969,000 under the facility at March 31, 2003 and December 31, 2002. The revolving credit facility contains various covenants pertaining to the maintenance of certain financial ratios. These covenants include requirements for interest coverage, net worth, and capital expenditures, among other restrictions. The covenants also prohibit the payment of cash dividends. The Company was in compliance with these covenants as of March 31, 2003 and December 31, 2002. The commitment to amend the credit facility, discussed above, does not amend the Company’s current financial covenant requirements.

4.    CAPITAL STOCK

During the first quarter of 2003, the Company issued 22,780 shares of its common stock, through its employee stock purchase plan.

Options are to be included in the computation of diluted earnings per share (“EPS”) where the options’ exercise price is less than the average market price of the common shares during the period. The number of options outstanding during the three months ended March 31, 2003 and March 31, 2002 had a dilutive effect of 159,442 and 31,649 shares to the weighted average common shares outstanding, respectively. During the three months ended March 31, 2003 and 2002, options where the exercise price exceeded the average market price of the common shares totaled 753,719 and 720,865, respectively.

5.    DEFERRED TAXES

The Company’s net deferred tax assets totaled approximately $6,208,000 and $6,400,000 at March 31, 2003 and December 31, 2002, respectively, and are subject to periodic recoverability assessments. The realization of deferred tax assets is principally dependent upon the Company’s ability to generate sufficient future taxable income in certain tax jurisdictions. Factors used to assess the likelihood of realization are the Company’s forecast of future taxable income, which is based upon estimates and assumptions, and available tax planning strategies that could be implemented to realize the net deferred tax assets. On the basis of the Company’s operating results and projections for future taxable income, management believes it is more likely than not that future operations will generate sufficient taxable income to realize the deferred tax assets. The Company evaluates the realizability and appropriateness of its deferred tax assets and liabilities quarterly and assesses the need for any valuation allowance against such deferred tax assets. In connection with the adoption of SFAS No. 142, future tax benefits associated with deductible goodwill amortization for tax purposes were fully reserved with a valuation allowance totaling $3,148,000. The valuation allowance for net deferred tax assets was $3,156,000 as of March 31, 2003 and December 31, 2002.

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

This discussion may contain certain forward-looking statements concerning our operations, performance, and financial condition, including, in particular, the likelihood of our success in developing and expanding our business. These statements are based upon a number of assumptions and estimates that are inherently subject to significant uncertainties and contingencies, many of which are beyond our control. Actual results may differ materially from those expressed or implied by such forward-looking statements. Factors that could cause actual results to differ, but are not limited to, the operations levels of our customers, the impact of dedicating significant resources to our FPS program, our ability to maintain key personnel, the availability of key personnel for employment by us, our reliance on regional information systems, the continuation of key supplier relationships, our ability to compete successfully in the highly competitive and diverse MROP market, and other factors discussed in more detail under “Item 1-Business” of our Annual Report on Form 10-K for fiscal 2002.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2003 AND 2002

The following table sets forth certain historical financial data for IDG and shows such data as a percentage of net sales for the periods indicated (dollars in thousands):

	THREE MONTHS ENDED MARCH 31,

	2003		2002

Net Sales	$123,077	100.0%	$119,968	100.0%
Cost of Sales	95,760	77.8	93,554	78.0

Gross Profit	27,317	22.2	26,414	22.0
Selling, General, and Administrative Expenses	26,066	21.2	25,274	21.1

Operating Income	$1,251	1.0%	$1,140	1.0%

Net sales increased $3.1 million or 2.6% from $120.0 million for the three months ended March 31, 2002 to $123.1 million for the three months ended March 31, 2003. As compared to prior year, quarterly revenues from Flexible Procurement Solutions ™ (“FPS”) increased as a result of the implementation of integrated supply and other FPS arrangements at new and existing customers in the automotive, transportation and heavy equipment industries. For the three months ended March 31, 2003, total FPS revenues grew $7.6 million or 13.4% to $64.2 million as compared to $56.6 million for the same period in the prior year primarily as a result of the implementation of 22 new integrated supply sites since March 31, 2002. The addition of these new integrated supply sites helped to supplant revenue losses at our traditional customers in the technology, aerospace and energy industries, as revenues from these industries continued to be adversely affected in 2003 by weak economic conditions that affected them during 2002.

Cost of sales increased $2.2 million or 2.4% from $93.6 million for the three months ended March 31, 2002 to $95.8 million for the three months ended March 31, 2003. As a percentage of net sales, cost of sales decreased slightly from 78.0% for the three months ended March 31, 2002 to 77.8% in 2003. This improvement over the prior year was primarily the result of lower inventory reserve expense recorded in 2003. We expensed $0.1 million related to inventory reserves in the first quarter of 2003, as compared to $0.3 million in the first quarter of 2002.

Selling, general, and administrative expenses increased $0.8 million or 3.1% from $25.3 million for the three months ended March 31, 2002 to

$26.1 million for the three months ended March 31, 2003. As a percentage of net sales, total selling, general, and administrative expenses increased from 21.1% in 2002 to 21.2% in 2003. The increase in total expenses in 2003 was a direct result of the effect that the temporary company-wide furlough program enacted in the first quarter of 2002 had on total salaries and benefits. Net furloughs savings in the prior year were $0.8 million.

LIQUIDITY AND CAPITAL RESOURCES

Capital Availability and Requirements

At March 31, 2003, we had $0.5 million in cash, an additional $80.8 million of working capital, and an aggregate of $58.7 million of borrowing capacity under our $100 million revolving credit facility with a syndicate of commercial banks (the “Credit Facility”). Based upon our current asset base and outstanding borrowings under the Credit Facility, we have an additional borrowing capacity of $18.9 million. We believe our liquidity position is sufficient to enable us to fund our current operations and to fund our current anticipated internal expansion and possible acquisitions for the next year.

Our Credit Facility, which we entered into on December 22, 2000 and amended on August 1, 2001, expires on March 31, 2004. We received a commitment from all members of our five financial institution syndicate on May 12, 2003 to amend the facility expiration three years from the amendment execution date. Because of this commitment, our obligations do not currently affect our capital availability. The current Credit Facility may be used for operations and acquisitions, and provides $5 million for swinglines and $10 million for letters of credit. Amounts outstanding under the Credit Facility bear interest at either the lead bank’s corporate rate or LIBOR, plus applicable margins, as we may select from time to time. We incur a fee between 25 and 37.5 basis points on the average daily-unused capacity during the term. Assets of all our subsidiaries secure the Credit Facility. We are also subject to certain financial covenants regarding fixed charges coverage, capital expenditures, and tangible net worth, which could affect our borrowing base under the Credit Facility.

The principal financial covenants under our current Credit Facility require a fixed charge coverage ratio of 1.10:1 and capital expenditures of no more than $6.5 million in any twelve-month period. Our fixed charge coverage ratio was 1.61:1 at March 31, 2003 and our capital expenditures were $0.6 million for the twelve-month period ended March 31, 2003. Our covenants require a minimum tangible net worth of $43.3 million; at March 31, 2003 our tangible net worth was $52.7 million. We are presently in compliance with all covenants under the Credit Facility and anticipate that we will remain in compliance with the covenants. Our commitment to amend the Credit Facility, discussed above, does not amend our current financial covenant requirements.

Analysis of Cash Flows

Net cash (used in) provided by operating activities for the three months ended March 31, 2003 and 2002 was ($4.2 million) and $3.0 million, respectively. For the three months ended March 31, 2003, cash was used to fund higher levels of accounts receivable, which had increased because first quarter 2003 revenues exceeded those of the fourth quarter of 2002 by 1.6%. The cash flow generated in the three months ended March 31, 2002 was principally due to a reduction in inventory levels and an increase in accounts payable. In the three months ended March 31, 2002, these amounts were offset by an increase in accounts receivable.

Net cash used in investing activities was $0.1 million for the three months ended March 31, 2003 and 2002. For both periods, cash was primarily used for capital expenditures.

Net cash provided by (used in) financing activities for the three months ended March 31, 2003 and 2002 was $4.4 million and ($2.2 million), respectively. The primary source of cash for the three months ended March 31, 2003 was net borrowings under our Credit Facility of $5.4 million, which were used to fund operations. We used cash during the three months ended March 31, 2002 to pay down obligations under our Credit Facility of ($1.2 million). We made premium payments under our management liability insurance policy totaling $0.9 million during each of the first quarters of 2003 and 2002.

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

While our significant accounting policies are described in Note 2 — Summary of Significant Accounting Policies of the Notes to Consolidated Financial Statements of our Annual Report on Form 10-K for fiscal 2002, we believe that the following accounting policies and estimates involve a higher degree of complexity and warrant specific description.

Evaluation of the Recovery of Goodwill

Goodwill, net of accumulated amortization, from prior business combinations amounted to approximately $50.3 million at January 1, 2002. We adopted SFAS No. 142 on January 1, 2002. SFAS No. 142 requires companies to discontinue the amortization of goodwill and to apply an impairment only approach. This new approach requires the use of valuation techniques and methodologies significantly different than the undiscounted cash flow policy that we previously followed.

As a result of the adoption of SFAS No. 142, we recorded a non-cash charge of approximately $50.3 million as a cumulative effect of accounting change in the first quarter of fiscal 2002. We tested goodwill for impairment using the two-step process prescribed in SFAS No. 142. The first step was a screen for potential impairment, while the second step measured the amount of the impairment, if any. Our assessment was based on an independent appraisal firm’s valuation of the enterprise fair value using a combination of discounted cash flows, market multiples, and comparable transactions which reflect changes in certain assumptions since the date of the acquisitions, and the identification of qualifying intangibles.

Allowance for Doubtful Accounts — Methodology

We have established an allowance for uncollectible accounts based on our collection experience and an assessment of the collectibility of specific accounts. We evaluate the collectibility of accounts receivable based on a combination of factors. Initially, we estimate an allowance for doubtful accounts as a percentage of accounts receivable based on historical collections experience. This initial estimate is periodically adjusted when we become aware of a specific customer’s inability to meet its financial obligations (e.g., bankruptcy filing) or as a result of changes in the overall aging of accounts receivable. We do not believe our estimate of the allowance for doubtful accounts is likely to be adversely affected by any individual customer, since we have no individually significant customers. We recorded bad debt expense of $0.4 million for each of the three month periods ended March 31, 2003 and 2002 and wrote off $0.1 million against our reserves for accounts receivable for these same periods. Our reserve for accounts receivable was approximately $3.5 million and $3.2 million at March 31, 2003 and December 31, 2002, respectively, or 5.2% of gross receivables for both periods.

Inventories — Slow Moving and Obsolescence

In connection with certain contracts, we maintain certain special inventories for specific customers’ needs. In certain contracts, the customers are required to purchase the special inventory at the point in time in which the inventory reaches a certain age. However, for other customer relationships and inventories, we are not protected by our customer from the risk of inventory loss. In such cases, we rely on available return privileges with vendors, if any. Therefore, in determining the net realizable value of inventories, we identify slow moving or obsolete inventories that (1) are not protected by our customer agreements from risk of loss, and (2) are not eligible for return under various vendor return programs. Based upon these factors, we estimate the net realizable value of inventories and record any necessary adjustments as a charge to cost of sales. If our inventory return privileges were discontinued in the future, or if customers were unable to honor the provisions of certain contracts that protect us from inventory losses, our risk of loss associated with obsolete or slowing moving inventories would increase. During the three months ended March 31, 2003 and 2002, we expensed $0.1 million and $0.3 million, to increase inventory reserves. We wrote off $0.3 million and $0.4 million, against our reserves for excess and obsolete inventories during the three months ended March 31, 2003 and 2002, respectively. Our reserve for obsolete and slowing moving inventories was approximately $6.4 million and $6.7 million at March 31, 2003 and December 31, 2002, or 10.2% and 10.4% of gross inventories, respectively.

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

There has been no significant change in the disclosure concerning this item made in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

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

The Company is subject to various claims and legal actions, which arise in the ordinary course of business. The Company believes that the ultimate resolution of such matters will not have a material adverse effect on the Company’s financial position or results of operations. There has been no significant change in the disclosure concerning this item made in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

ITEM  6.   EXHIBITS AND REPORTS ON FORM 8-K.

a)	Exhibits filed as part of this Form 10-Q:

99.1	Certification pursuant to 18 U.S.C. Section 1350 (Chief Executive Officer)

99.2	Certification pursuant to 18 U.S.C. Section 1350 (Chief Financial Officer)

b)	Reports on Form 8-K filed during the quarter to which this Form 10-Q relates:

Form 8-K filed March 21, 2003 reporting under Item 9 the delivery of certifications pursuant to 18 U.S.C. Section 1350

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INDUSTRIAL DISTRIBUTION GROUP, INC. (Registrant)

Date: May 15, 2003	By:	/s/ Jack P. Healey

Jack P. Healey Senior Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Accounting and Financial Officer)

CERTIFICATIONS

I, Andrew B. Shearer, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Industrial Distribution Group, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

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

Date: May 15, 2003
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

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

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

Date: May 15, 2003
/s/ Jack P. Healey
Jack P. Healey Senior Vice President and Chief Financial Officer