Form 10-Q
period 2003-06-30
INDUSTRIAL DISTRIBUTION GROUP INC
filed 2003-07-31
CIK 1042351

FORM 10-Q

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at July 15, 2003

Common Stock, $.01 par value	8,932,629

INDUSTRIAL DISTRIBUTION GROUP, INC.
INDEX

PART I. Financial Information
ITEM 1. Financial Statements
Consolidated Balance Sheets at June 30, 2003 (Unaudited) and December 31, 2002
Consolidated Statements of Operations for the three months ended June 30, 2003 and 2002 (Unaudited)
Consolidated Statements of Operations for the six months ended June 30, 2003 and 2002 (Unaudited)
Consolidated Statements of Cash Flows for the six months ended June 30, 2003 and 2002 (Unaudited)
Notes to the Consolidated Financial Statements — June 30, 2003 (Unaudited)
ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
ITEM 3. Quantitative and Qualitative Disclosures About Market Risk
ITEM 4. Controls and Procedures
PART II. Other Information
ITEM 1. Legal Proceedings
ITEM 6. Exhibits and Reports on Form 8-K

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INDUSTRIAL DISTRIBUTION GROUP, INC.

CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	JUNE 30,	DECEMBER 31,
	2003	2002

	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and Cash Equivalents	$805	$452
Accounts Receivable, net	60,768	57,630
Inventory, net	55,653	57,565
Deferred Tax Assets	5,295	5,489
Prepaid and Other Current Assets	3,941	3,916

TOTAL CURRENT ASSETS	126,462	125,052
Property and Equipment, net	8,693	11,274
Intangible Assets, net	320	355
Deferred Tax Assets	1,063	911
Other Assets	1,335	1,117

TOTAL ASSETS	$137,873	$138,709

LIABILITIES & STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current Portion of Long-term Debt	$352	$642
Accounts Payable	40,765	40,251
Accrued Compensation	1,353	1,879
Current Portion of Management Liability Insurance	0	930
Other Accrued Liabilities	5,538	6,111

TOTAL CURRENT LIABILITIES	48,008	49,813
Long-Term Debt, net of Current Portion	35,864	35,721
Other Long-Term Liabilities	373	515

TOTAL LIABILITIES	84,245	86,049

STOCKHOLDERS’ EQUITY:
Common Stock, par value $.01 per share, 50,000,000 shares authorized; 8,989,011 shares issued and 8,909,011 outstanding in 2003; 8,940,073 shares issued and 8,860,073 outstanding in 2002	90	89
Additional Paid-In Capital	98,174	98,052
Unearned Compensation	(159)	(201)
Accumulated Deficit	(44,477)	(45,280)

TOTAL STOCKHOLDERS’ EQUITY	53,628	52,660

TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY	$137,873	$138,709

The accompanying notes are an integral part of these consolidated financial statements.

INDUSTRIAL DISTRIBUTION GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share data)
(Unaudited)

	THREE MONTHS ENDED
	JUNE 30,

	2003	2002

NET SALES	$121,071	$127,425
COST OF SALES	94,161	99,404

Gross profit	26,910	28,021
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	25,383	26,412

Operating income	1,527	1,609
INTEREST EXPENSE	596	824
OTHER (INCOME) EXPENSE	(18)	18

INCOME BEFORE INCOME TAXES	949	767
PROVISION FOR INCOME TAXES	406	339

NET INCOME	$543	$428

BASIC AND DILUTED EARNINGS PER SHARE	$0.06	$0.05

WEIGHTED AVERAGE SHARES:
Basic	8,931,142	8,809,833

Diluted	9,083,698	9,008,561

The accompanying notes are an integral part of these consolidated financial statements.

INDUSTRIAL DISTRIBUTION GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share data)
(Unaudited)

	SIX MONTHS ENDED
	JUNE 30,

	2003	2002

NET SALES	$244,148	$247,393
COST OF SALES	189,921	192,958

Gross profit	54,227	54,435
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	51,449	51,686

Operating income	2,778	2,749
INTEREST EXPENSE	1,359	1,643
OTHER (INCOME) EXPENSE	(22)	7

INCOME BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGE AND INCOME TAXES	1,441	1,099
PROVISION FOR INCOME TAXES	638	516

INCOME BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGE	803	583
CUMULATIVE EFFECT OF ACCOUNTING CHANGE	0	(50,347)

NET INCOME (LOSS)	$803	$(49,764)

EARNINGS (LOSS) PER COMMON SHARE:
BASIC:
Earnings before cumulative effect of accounting change	$0.09	$0.07
Cumulative effect of accounting change	0.00	(5.73)

Net earnings (loss)	$0.09	$(5.66)

DILUTED:
Earnings before cumulative effect of accounting change	$0.09	$0.07
Cumulative effect of accounting change	0.00	(5.65)

Net earnings (loss)	$0.09	$(5.58)

Weighted average shares:
Basic	8,916,959	8,789,862

Diluted	9,071,655	8,912,069

The accompanying notes are an integral part of these consolidated financial statements.

INDUSTRIAL DISTRIBUTION GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	SIX MONTHS ENDED
	JUNE 30,

	2003	2002

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$803	$(49,764)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	1,274	1,402
Gain on sale of assets	(496)	(1)
Amortization of unearned compensation	42	0
Deferred taxes	42	122
Impairment of goodwill	0	50,347
Changes in operating assets and liabilities:
Accounts receivable, net	(3,138)	(6,420)
Inventories, net	1,912	3,617
Prepaid assets and other assets	(3)	927
Accounts payable	514	4,133
Accrued compensation	(526)	(25)
Other accrued liabilities	(716)	(658)

Total adjustments	(1,095)	53,444

Net cash (used in) provided by operating activities	(292)	3,680

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property and equipment, net	(236)	(218)
Proceeds from the sale of property and equipment	2,235	30

Net cash provided by (used in) investing activities	1,999	(188)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock, net of issuance costs	123	107
Net borrowings (repayments) on credit facilities and other lines	1,400	(1,050)
Long-term debt repayments	(1,547)	(292)
Premium payments on management liability insurance	(930)	(1,860)
Deferred loan costs and other	(400)	(15)

Net cash used in financing activities	(1,354)	(3,110)

NET CHANGE IN CASH AND CASH EQUIVALENTS	353	382
CASH AND CASH EQUIVALENTS, beginning of period	452	476

CASH AND CASH EQUIVALENTS, end of period	$805	$858

Supplemental Disclosures:
Interest paid	$943	$780

Net income taxes paid (refunded)	$63	$(152)

The accompanying notes are an integral part of these consolidated financial statements.

INDUSTRIAL DISTRIBUTION GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — JUNE 30, 2003 (Unaudited)

Industrial Distribution Group, Inc. (“IDG” or the “Company”), a Delaware corporation, was formed on February 12, 1997 to create a nationwide supplier of cost-effective, Flexible Procurement Solutions (“FPS”) for manufacturers and other users of maintenance, repair, operating, and production (“MROP”) products. The Company conducts business in 49 states and two foreign countries, providing product expertise in the procurement and application of MROP products to a wide range of industries.

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

Certain amounts in the 2002 financial statements have been reclassified to conform to the 2003 presentation. The effects of the reclassifications on the overall financial statement presentation are not significant, except for the items discussed below. In the 2002 statement of cash flows, the Company reclassified $3,817,000 from changes in book overdraft, as previously classified in operating activities, to changes in accounts payable, also classified as operating activities. Additionally, in the statement of operations for the three and six months ended June 30, 2002, the Company reclassified $90,000 and $180,000, respectively, of amortization expense, related to deferred loan costs, to interest expense.

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

A reconciliation of net income (loss) and earnings (loss) per common share, adjusted to exclude the cumulative effect of accounting change recognized in the period of adoption, is as follows (in thousands, except share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

Net income (loss)	$543	$428	$803	$(49,764)
Cumulative effect of accounting change	0	0	0	50,347

Adjusted net income	$543	$428	$803	$583

Earnings (loss) per common share:
Basic:
Net income (loss)	$0.06	$0.05	$0.09	$(5.66)
Cumulative effect of accounting change	0.00	0.00	0.00	5.73

Adjusted earnings	$0.06	$0.05	$0.09	$0.07

Diluted:
Net income (loss)	$0.06	$0.05	$0.09	$(5.58)
Cumulative effect of accounting change	0.00	0.00	0.00	5.65

Adjusted earnings	$0.06	$0.05	$0.09	$0.07

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” which addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (“EITF”) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS No. 146 requires that a liability for costs associated with an exit or disposal activity be recognized when the liability is incurred as opposed to the date of an entity’s commitment to an exit plan. SFAS No. 146 also establishes fair value as the objective for initial measurement of the liability. The Company adopted SFAS No. 146 on January 1, 2003, and there was no significant impact on the Company’s financial position and results of operations as a result of this adoption.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure.” SFAS No. 148 amends SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition to SFAS No. 123’s fair value method of accounting for stock-based employee compensation. SFAS No. 148 also amends the disclosure provisions of SFAS No. 123 and Accounting Principles Board (“APB”) Opinion No. 28, “Interim Financial Reporting,” to require disclosure of the effects of an entity’s accounting policy with respect to stock-based employee compensation, regardless of whether they account for that compensation using the fair value method of SFAS No. 123 or the intrinsic value method of APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS No. 148’s amendments of the transition and annual disclosure requirements of SFAS No. 123 are effective for fiscal years ending after December 15, 2002. The Company has adopted SFAS No. 148 through continued application of the intrinsic value method prescribed in APB No. 25, and related interpretations, and enhanced financial statement disclosures of the effect on net income and earnings per share as if the fair value provisions of SFAS 148 had been applied.

At June 30, 2003, the Company had several stock-based compensation plans, which are described in Note 8 — Capital Stock of the Notes to Consolidated Financial Statements of its Annual Report on Form 10-K for fiscal 2002. As discussed above, the Company applies APB No. 25, and related interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized for its stock incentive plan and its employee stock purchase plan. Had compensation cost for the Company’s stock-based compensation plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method established in SFAS No. 123, as amended by SFAS No. 148, the Company’s net income (loss) and earnings (loss) per common share would have been reduced to the pro forma amounts indicated below (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

Net income (loss) as reported	$543	$428	$803	$(49,764)
Deduct: Total stock-based compensation expense determined under fair-value based method for all awards, net of tax	114	87	227	195

Pro forma net income (loss)	$429	$341	$576	$(49,959)

Earnings (loss) per common share:
Basic:
As reported	$0.06	$0.05	$0.09	$(5.66)
Pro forma	$0.05	$0.04	$0.06	$(5.68)
Diluted:
As reported	$0.06	$0.05	$0.09	$(5.58)
Pro forma	$0.05	$0.04	$0.06	$(5.67)

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

In January 2003, EITF Issue No. 02-16, “Accounting by a Customer (including a Reseller) for Certain Consideration Received from a Vendor” was issued. EITF Issue No. 02-16 addresses accounting and reporting issues related to how a reseller should account for cash consideration received from vendors. Generally, cash consideration received from vendors is presumed to be a reduction of the prices of the vendor’s products or services and should, therefore, be characterized as a reduction of cost of sales when recognized in the customer’s income statement. However, under certain circumstances this presumption may be overcome and recognition as revenue or as a reduction of other costs in the income statement may be appropriate. The Company adopted EITF Issue No. 02-16 on January 1, 2003, and there was no impact on the Company’s financial position and results of operations as a result of the adoption.

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”). FIN 46 clarifies that companies may need to consolidate certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 applies immediately to variable interest entities created or in which an enterprise obtains an interest after January 31, 2003. FIN 46 does not apply to qualifying special purpose entities subject to the reporting requirements of SFAS No. 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” For variable interest entities created before February 1, 2003, FIN 46 is applicable in the first fiscal year or interim period beginning after June 15, 2003. The Company does not anticipate the adoption of FIN 46 to have a material impact on its financial statements.

3. SALE OF PROPERTY

During the second quarter of 2003, the Company sold two properties, located in Bridgeport, CT and in Tucker, GA, in a continued effort to consolidate warehouse facilities and reduce assets. The Bridgeport property sold for $650,000, net of closing costs. The gain associated with this sale was $423,000. Through June 30, 2003 the Company has incurred $143,000 in related relocation and severance costs associated with the closing of the Bridgeport property. The Tucker property sold for $1,567,000, net of closing costs, of which $1,204,000 was used to pay down related long-term debt obligations. The gain associated with the Tucker sale was $55,000. Through

June 30, 2003 the Company has incurred $209,000 in related relocation costs associated with the closing of this warehouse facility. Costs associated with these closings are expensed as incurred. The cumulative gain of $478,000 and associated costs of $352,000 related to these transactions are reported in selling, general, and administrative expenses on the consolidated statement of operations. As of June 30, 2003, the Company has $234,000 accrued for relocation and severance costs and does not expect to incur any additional expenses associated with these property closings. This amount is classified as a current liability, in other accrued liabilities, on the Company’s consolidated balance sheet. The following is an analysis of the relocation, severance, and related costs associated with the disposal of the two properties, discussed above:

Relocation, Severance, and Related Costs

Balance at January 1, 2003	$0
Accruals	0
Payments	0

Balance at March 31, 2003	$0
Accruals	352,000
Payments	118,000

Balance at June 30, 2003	$234,000

4. CREDIT FACILITY

In December 2000, the Company entered into a $100,000,000 revolving credit facility with a five financial institution syndicate. On May 28, 2003, the Company amended this agreement to extend it to May 28, 2006. The agreement contains a first security interest in the assets of the Company. The agreement provides that the facility may be used for operations and acquisitions, and provides $5,000,000 for swinglines and $10,000,000 for letters of credit. Amounts outstanding under the credit facility bear interest at either the lead bank’s corporate rate or LIBOR, as selected by the Company from time to time, plus applicable margins. This rate was 4.4% and 5.3% at June 30, 2003 and December 31, 2002, respectively. There is an annual commitment fee on the unused portion of the facility equal to between 25 and 37.5 basis points of the average daily unused portion of the aggregate commitment depending on the indebtedness to adjusted EBITDA ratio, as defined.

The amounts outstanding under the facility at June 30, 2003 and December 31, 2002 were $35,300,000 and $33,900,000 respectively, which have been classified as long-term liabilities. Additionally, the Company had outstanding letters of credit of $1,969,000 under the facility at both June 30, 2003 and December 31, 2002. The revolving credit facility contains various covenants pertaining to the maintenance of certain financial ratios. These covenants include requirements for fixed charge coverage, net worth, and capital expenditures, among other restrictions. The covenants also prohibit the payment of cash dividends. The Company was in compliance with these covenants as of June 30, 2003 and December 31, 2002.

5. CAPITAL STOCK

During the second quarter of 2003, the Company issued 24,991 shares of its common stock, through its employee stock purchase plan.

Options are to be included in the computation of diluted earnings per share (“EPS”) where the options’ exercise price is less than the average market price of the common shares during the period. The number of options outstanding during the three months ended June 30, 2003 and June 30, 2002 had a dilutive effect of 152,556 and 198,728 shares to the weighted average common shares outstanding, respectively. The number of options outstanding during the six months ended June 30, 2003 and June 30, 2002 had a dilutive effect of 154,696 and 122,207 shares to the weighted average common shares outstanding, respectively. During the three months ended June 30, 2003 and 2002, options where the exercise price exceeded the average market price of the common shares totaled 802,594 and 611,896, respectively. During the six months ended June 30, 2003 and 2002, options where the exercise price exceeded the average market price of the common shares totaled 802,594 and 925,865, respectively.

6. DEFERRED TAXES

The Company’s net deferred tax assets totaled approximately $6,358,000 and $6,400,000 at June 30, 2003 and December 31, 2002, respectively, and are subject to periodic recoverability assessments. The realization of deferred tax assets is principally dependent upon the Company’s ability to generate sufficient future taxable income in certain tax jurisdictions. Factors used to assess the likelihood of realization are the Company’s forecast of future taxable income, which is based upon estimates and assumptions, and available tax planning strategies that could be implemented to realize the net deferred tax assets. On the basis of the Company’s operating results and projections for future taxable income, management believes it is more likely than not that future operations will generate sufficient taxable income to realize the deferred tax assets. The Company evaluates the realizability and appropriateness of its deferred tax assets and liabilities quarterly and assesses the need for any valuation allowance against such deferred tax assets. The valuation allowance for net deferred tax assets was $3,156,000 as of June 30, 2003 and December 31, 2002.

7. COMMITMENTS AND CONTINGENCIES

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

This discussion may contain certain forward-looking statements concerning our operations, performance, and financial condition, including, in particular, the likelihood of our success in developing and expanding our business. These statements are based upon a number of assumptions and estimates that are inherently subject to significant uncertainties and contingencies, many of which are beyond our control. Actual results may differ materially from those expressed or implied by such forward-looking statements. Factors that could cause actual results to differ, but are not limited to, the operations levels of our customers, the impact of dedicating significant resources to our Flexible Procurement Solutions (“FPS”) program, our ability to maintain key personnel, the availability of key personnel for employment by us, our reliance on regional information systems, the continuation of key supplier relationships, our ability to compete successfully in the highly competitive and diverse maintenance, repair, operating, and production (“MROP”) market, and other factors discussed in more detail under “Item 1-Business” of our Annual Report on Form 10-K for fiscal 2002.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2003 AND 2002

The following table sets forth a summary of our operating data and shows such data as a percentage of net sales for the periods indicated (dollars in thousands):

	THREE MONTHS ENDED JUNE 30,

	2003		2002

Net Sales	$121,071	100.0%	$127,425	100.0%
Cost of Sales	94,161	77.8	99,404	78.0

Gross Profit	26,910	22.2	28,021	22.0
Selling, General, and Administrative Expenses	25,383	20.9	26,412	20.7

Operating Income	$1,527	1.3%	$1,609	1.3%

Net sales decreased $6.4 million or 5.0% from $127.4 million for the three months ended June 30, 2002 to $121.1 million for the three months ended June 30, 2003. We implemented 20 new integrated supply sites since June 30, 2002; however, the positive impact from these additions was significantly offset by reductions in revenues from existing FPS customers and traditional MROP sales. Specifically, economic conditions impacted several of our larger FPS customers in the energy and aerospace industries. In addition, economic conditions in the Northeast, across a wide-variety of industries, negatively impacted revenues from existing FPS sites in that geographic area. As a result, FPS revenues increased only $1.4 million or 2.3% in the second quarter of 2003 as compared to prior year. Our traditional sales declined during the quarter by $7.8 million or 11.9% as compared to the prior year. This decline was driven by the impact that the negative economic conditions in the aerospace and automotive industries had on our customers that are second and third tier suppliers to those industries.

Cost of sales decreased $5.2 million or 5.3% from $99.4 million for the three months ended June 30, 2002 to $94.2 million for the three months ended June 30, 2003. As a percentage of net sales, cost of sales decreased slightly from 78.0% for the three months ended June 30, 2002 to 77.8% in 2003. This improvement over the prior year was primarily the result of lower inventory reserve expense recorded in 2003. Inventory reserve expense was $0.1 million in the second quarter of 2003, as compared to $0.4 million in the second quarter of 2002.

Selling, general, and administrative expenses decreased $1.0 million or 3.9% from $26.4 million for the three months ended June 30, 2002 to $25.4 million for the three months ended June 30, 2003. As a percentage of net sales, total selling, general, and administrative expenses increased from 20.7% in 2002 to 20.9% in 2003. The decrease in expense from the prior year was a result of decreased bad debt expense of $0.2 million due to improved management of our accounts receivable, lower occupancy expenses realized from our facilities rationalization plan of $0.1 million, lower information technology expenses due to a reduction in system conversion expenses of $0.1 million, and reduced amounts of other variable selling, operating and administrative expenses of $0.5 million. Additionally, we completed the sale of two real properties in the second quarter of 2003. The gain realized from the sale of these properties was approximately $0.5 million; this gain is offset by relocation and severance expenses incurred of $0.4 million.

SIX MONTHS ENDED JUNE 30, 2003 AND 2002

The following table sets forth a summary of our operating data and shows such data as a percentage of net sales for the periods indicated (dollars in thousands):

	SIX MONTHS ENDED JUNE 30,

	2003		2002

Net Sales	$244,148	100.0%	$247,393	100.0%
Cost of Sales	189,921	77.8	192,958	78.0

Gross Profit	54,227	22.2	54,435	22.0
Selling, General, and Administrative Expenses	51,449	21.1	51,686	20.9

Operating Income	$2,778	1.1%	$2,749	1.1%

Net sales decreased $3.2 million or 1.3% from $247.4 million for the six months ended June 30, 2002 to $244.1 million for the six months ended June 30, 2003. As compared to prior year, year to date FPS revenues increased $9.0 million or 7.6% due primarily to the implementation of integrated supply and other FPS arrangements at new and existing customers. We implemented 20 new integrated supply sites since June 30, 2002. The increase in our FPS revenues was mitigated in the second quarter by the impact of unfavorable economic conditions on several of our significant customers in the energy and aerospace industries. The decline in our traditional sales of $12.3 million or 9.5% is primarily the result of our customers in the aerospace, technology, and energy industries continuing to be impacted by adverse economic conditions.

Cost of sales decreased $3.0 million or 1.6% from $193.0 million for the six months ended June 30, 2002 to $189.9 million for the six months ended June 30, 2003. As a percentage of net sales, cost of sales decreased slightly from 78.0% for the six months ended June 30, 2002 to 77.8% in 2003. This improvement over the prior year was primarily the result of lower inventory reserve expense recorded in 2003. Inventory reserve expense was $0.1 million for the six months ended June 30, 2003, as compared to $0.6 million for the six months ended June 30, 2002.

Selling, general, and administrative expenses decreased $0.2 million from $51.7 million for the six months ended June 30, 2002 to $51.4 million for the six months ended June 30, 2003. As a percentage of net sales, total selling, general, and administrative expenses increased slightly from 20.9% in 2002 to 21.1% in 2003. We achieved this reduction in expenses despite the cessation of our company-wide furlough program that was in place during the first six months of 2002 and yielded temporary savings of $1.1 million during that period. Excluding the effects of this program, selling, general, and administrative expenses for the six months ended June 30, 2003 decreased by $1.3 million or 2.4% as compared to the six months ended June 30, 2002. We realized cost savings of $0.2 million due to a reduction in system conversion expenses, $0.2 million in lower bad debt expenses due to improved accounts receivable management, $0.1 million in occupancy expense savings from the rationalization of our facilities, and $0.7 million in variable selling and other operating and administrative costs. Additionally, we completed the sale of two real properties in the second quarter of 2003. The gain realized from the sale of these properties was approximately $0.5 million, offset by relocation and severance expenses incurred of $0.4 million.

LIQUIDITY AND CAPITAL RESOURCES

Capital Availability and Requirements

At June 30, 2003, we had $0.8 million in cash, an additional $77.6 million of working capital, and an aggregate of $62.7 million of borrowing capacity under our $100 million revolving credit facility with a syndicate of commercial banks (the “Credit Facility”). Based upon our current asset base and outstanding borrowings under the Credit Facility, we have additional borrowing capacity of $20.8 million. We believe our liquidity position is sufficient to enable us to fund our current operations and to fund our current anticipated internal expansion and possible acquisitions for the next year.

Our Credit Facility, which we entered into on December 22, 2000, was amended on May 28, 2003 extending the expiration date of the facility to May 28, 2006. The Credit Facility may be used for operations and acquisitions, and provides $5 million for swinglines and $10 million for letters of credit. Amounts outstanding under the Credit Facility bear interest at either the lead bank’s corporate rate or LIBOR, plus applicable margins, as we may select from time to time. We incur a fee between 25 and 37.5 basis points on the average daily-unused capacity during the term. Assets of all our subsidiaries secure the Credit Facility. We are also subject to certain financial covenants regarding fixed charges coverage, capital expenditures, and tangible net worth, which could affect our borrowing under the Credit Facility.

The principal financial covenants under our current Credit Facility require a fixed charge coverage ratio of 1.1:1.0 and capital expenditures of no more than $6.5 million in any twelve-month period. Our fixed charge coverage ratio was 1.5:1.0 at June 30, 2003 and our capital expenditures were $0.6 million for the twelve-month period ended June 30, 2003. Our covenants require a minimum tangible net worth of $43.6 million; at June 30, 2003 our tangible net worth was $53.3 million. We are presently in compliance with all covenants under the Credit Facility and anticipate that we will remain in compliance with the covenants.

Analysis of Cash Flows

Net cash (used in) provided by operating activities for the six months ended June 30, 2003 and 2002 was ($0.3 million) and $3.7 million, respectively. For the six months ended June 30, 2003, the impact of cash used to fund higher levels of current accounts receivable was partially offset by cash provided by reductions in inventory due to the decline in sales volume and corresponding purchasing levels. The cash flow generated in the six months ended June 30, 2002 was principally due to a reduction in inventory levels and an increase in accounts payable. In the six months ended June 30, 2002, these amounts were offset by an increase in accounts receivable.

Net cash provided by (used in) investing activities was $2.0 million and ($0.2 million) for the six months ended June 30, 2003 and 2002, respectively. For the six months ended June 30, 2003, cash received, net of closing costs, from the sale of two real properties was $2.2 million. Cash used for capital expenditures was $0.2 million for the six months ended June 30, 2003 and 2002.

Net cash used in financing activities for the six months ended June 30, 2003 and 2002 was $1.4 million and $3.1 million, respectively. The primary source of cash for the six months ended June 30, 2003 was net borrowings under our Credit Facility of $1.4 million, which were used to fund operations. The $1.2 million of proceeds from the sale of two facilities, noted above, was used to pay down long-term debt obligations associated with one of the facilities sold in the second quarter. Additionally, the company made premium payments under our management liability insurance policy totaling $0.9 million, and paid deferred loan costs of $0.4 million as a result of the amendment to our credit facility. There are no further payments required pursuant to the management liability insurance policy. For the six months ended June 30, 2002, cash was used for payments on the management liability policy and repayments on our credit facility.

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

Allowance for Doubtful Accounts — Methodology

We have established an allowance for uncollectible accounts based on our collection experience and an assessment of the collectibility of specific accounts. We evaluate the collectibility of accounts receivable based on a combination of factors. Initially, we estimate an allowance for doubtful accounts as a percentage of accounts receivable based on historical collections experience. This initial estimate is periodically adjusted when we become aware of a specific customer’s inability to meet its financial obligations (e.g., bankruptcy filing) or as a result of changes in the overall aging of accounts receivable. We do not believe our estimate of the allowance for doubtful accounts is likely to be adversely affected by any individual customer, since we have no individually significant customers. We recorded bad debt expense of $0.2 million and $0.5 million for the three month periods ended June 30, 2003 and 2002, respectively, and wrote off $0.2 million against our reserves for accounts receivable for the three month period ended June 30, 2002. We recorded bad debt expense of $0.6 million and $0.9 million for the six month periods ended June 30, 2003 and 2002, respectively, and wrote off $0.2 million against our reserves for accounts receivable for these same periods. Our reserve for accounts receivable was approximately $3.6 million and $3.2 million at June 30, 2003 and December 31, 2002, respectively, or 5.7% and 5.2% of gross receivables for both periods.

Inventories — Slow Moving and Obsolescence

In connection with certain contracts, we maintain certain special inventories for specific customers’ needs. In certain contracts, the customers are required to purchase the special inventory at the point in time in which the inventory reaches a certain age. However, for other customer relationships and inventories, we are not protected by our customer from the risk of inventory loss. In such cases, we rely on available return privileges with vendors, if any. Therefore, in determining the net realizable value of inventories, we identify slow moving or obsolete inventories that (1) are not protected by our customer agreements from risk of loss, and (2) are not eligible for return under various vendor return programs. Based upon these factors, we estimate the net realizable value of inventories and record any necessary adjustments as a charge to cost of sales. If our inventory return privileges were discontinued in the future, or if customers were unable to honor the provisions of certain contracts that protect us from inventory losses, our risk of loss associated with obsolete or slowing moving inventories would increase. During the three months ended June 30, 2003 and 2002, we expensed $0.1 million and $0.4 million, to increase inventory reserves. We wrote off $0.1 million and $0.2 million, against our reserves for excess and obsolete inventories during the three months ended June 30, 2003 and 2002, respectively. During the six months ended June 30, 2003 and 2002, we expensed $0.1 million and $0.6 million, to increase inventory reserves. We wrote off $0.4 million and $0.6 million, against our reserves for excess and obsolete inventories during the six months ended June 30, 2003 and 2002, respectively. Our reserve for obsolete and slowing moving inventories was approximately $6.4 million and $6.7 million at June 30, 2003 and December 31, 2002, or 10.3% and 10.4% of gross inventories, respectively.

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

Deferred Income Tax Assets

We have deferred tax assets, which are subject to periodic recoverability assessments. The realization of our deferred tax assets is principally dependent upon our being able to generate sufficient future taxable income in certain tax jurisdictions. The factors used to assess the likelihood of realization are our forecast of future taxable income, which is based upon estimates and assumptions, and available tax planning strategies that could be implemented to realize the net deferred tax assets. On the basis of the improved operating results and projections for future taxable income, we believe it is more likely than not that our future operations will generate sufficient taxable income to realize the deferred tax assets. If these estimates and related assumptions change in the future, we may be required to record a valuation allowance against our deferred tax assets resulting in additional income tax expense in our consolidated statement of operations. We evaluate the realizability and appropriateness of our deferred tax assets and liabilities quarterly and assess the need for any valuation allowance against such deferred tax assets. In connection with the adoption of SFAS No. 142, future tax benefits associated with deductible goodwill amortization for tax purposes were fully reserved.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

a)	Exhibits filed as part of this Form 10-Q:

10.1	Second Amendment to Credit Agreement dated May 28, 2003

31.1	Certification pursuant to Rule 13a-14(a) (Chief Executive Officer)

31.2	Certification pursuant to Rule 13a-14(a) (Chief Financial Officer)

32.1	Certification pursuant to 18 U.S.C. Section 1350 (Chief Executive Officer)

32.2	Certification pursuant to 18 U.S.C. Section 1350 (Chief Financial Officer)

b)	Reports on Form 8-K filed during the quarter to which this Form 10-Q relates:

Form 8-K filed May 15, 2003 reporting under Item 9 and Item 12, the issuance of a press release announcing preliminary financial information for the quarter ended March 31, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INDUSTRIAL DISTRIBUTION GROUP, INC.
(Registrant)

Date: July 31, 2003	By:	/s/ Jack P. Healey

Jack P. Healey
Senior Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Accounting and Financial Officer)