Form 10-Q
period 2003-09-30
INDUSTRIAL DISTRIBUTION GROUP INC
filed 2003-11-04
CIK 1042351

FORM 10-Q

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at October 15, 2003

Common Stock, $.01 par value	9,041,379

INDUSTRIAL DISTRIBUTION GROUP, INC.
INDEX

PART I. Financial Information
ITEM 1. Financial Statements
Consolidated Balance Sheets at September 30, 2003 (Unaudited) and December 31, 2002
Consolidated Statements of Operations for the three months ended September 30, 2003 and 2002 (Unaudited)
Consolidated Statements of Operations for the nine months ended September 30, 2003 and 2002 (Unaudited)
Consolidated Statements of Cash Flows for the nine months ended September 30, 2003 and 2002 (Unaudited)
Notes to the Consolidated Financial Statements — September 30, 2003 (Unaudited)
ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
ITEM 3. Quantitative and Qualitative Disclosures About Market Risk
ITEM 4. Controls and Procedures
PART II. Other Information
ITEM 1. Legal Proceedings
ITEM 6. Exhibits and Reports on Form 8-K

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INDUSTRIAL DISTRIBUTION GROUP, INC.

CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	SEPTEMBER 30,	DECEMBER 31,
	2003	2002

	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and Cash Equivalents	$1,101	$452
Accounts Receivable, net	60,207	57,630
Inventory, net	55,517	57,565
Deferred Tax Assets	5,152	5,489
Prepaid and Other Current Assets	4,768	3,916

TOTAL CURRENT ASSETS	126,745	125,052
Property and Equipment, net	7,613	11,274
Intangible Assets, net	304	355
Deferred Tax Assets	1,007	911
Other Assets	1,181	1,117

TOTAL ASSETS	$136,850	$138,709

LIABILITIES & STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current Portion of Long-Term Debt	$225	$642
Accounts Payable	41,890	40,251
Accrued Compensation	1,783	1,879
Other Accrued Liabilities	6,691	7,041

TOTAL CURRENT LIABILITIES	50,589	49,813
Long-Term Debt, net of Current Portion	31,558	35,721
Other Long-Term Liabilities	356	515

TOTAL LIABILITIES	82,503	86,049

STOCKHOLDERS’ EQUITY:
Common Stock, par value $.01 per share, 50,000,000 shares authorized; 9,018,162 shares issued and 8,938,162 outstanding in 2003; 8,940,073 shares issued and 8,860,073 outstanding in 2002	90	89
Additional Paid-In Capital	98,241	98,052
Unearned Compensation	(138)	(201)
Accumulated Deficit	(43,846)	(45,280)

TOTAL STOCKHOLDERS’ EQUITY	54,347	52,660

TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY	$136,850	$138,709

The accompanying notes are an integral part of these consolidated financial statements.

INDUSTRIAL DISTRIBUTION GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share data)
(Unaudited)

	THREE MONTHS ENDED
	SEPTEMBER 30,

	2003	2002

NET SALES	$119,200	$123,950
COST OF SALES	92,512	96,191

Gross profit	26,688	27,759
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	25,130	26,077

Operating income	1,558	1,682
INTEREST EXPENSE	492	836
OTHER (INCOME) EXPENSE	(21)	9

INCOME BEFORE INCOME TAXES	1,087	837
PROVISION FOR INCOME TAXES	456	353

NET INCOME	$631	$484

BASIC AND DILUTED EARNINGS PER SHARE	$0.07	$0.05

WEIGHTED AVERAGE SHARES:
Basic	8,968,455	8,834,936

Diluted	9,146,546	9,071,853

The accompanying notes are an integral part of these consolidated financial statements.

INDUSTRIAL DISTRIBUTION GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share data)
(Unaudited)

	NINE MONTHS ENDED
	SEPTEMBER 30,

	2003	2002

NET SALES	$363,348	$371,343
COST OF SALES	282,433	289,149

Gross profit	80,915	82,194
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	76,579	77,763

Operating income	4,336	4,431
INTEREST EXPENSE	1,851	2,479
OTHER (INCOME) EXPENSE	(43)	16

INCOME BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGE AND INCOME TAXES	2,528	1,936
PROVISION FOR INCOME TAXES	1,094	869

INCOME BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGE	1,434	1,067
CUMULATIVE EFFECT OF ACCOUNTING CHANGE	0	(50,347)

NET INCOME (LOSS)	$1,434	$(49,280)

EARNINGS (LOSS) PER COMMON SHARE:
BASIC:
Earnings before cumulative effect of accounting change	$0.16	$0.12
Cumulative effect of accounting change	0.00	(5.72)

Net earnings (loss)	$0.16	$(5.60)

DILUTED:
Earnings before cumulative effect of accounting change	$0.16	$0.12
Cumulative effect of accounting change	0.00	(5.62)

Net earnings (loss)	$0.16	$(5.50)

WEIGHTED AVERAGE SHARES:
Basic	8,935,717	8,805,052

Diluted	9,095,253	8,964,058

The accompanying notes are an integral part of these consolidated financial statements.

INDUSTRIAL DISTRIBUTION GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	NINE MONTHS ENDED
	SEPTEMBER 30,

	2003	2002

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$1,434	$(49,280)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	1,894	2,134
Gain on sale of assets	(592)	(4)
Amortization of unearned compensation	63	0
Deferred taxes	241	380
Impairment of goodwill	0	50,347
Changes in operating assets and liabilities:
Accounts receivable, net	(2,577)	(1,203)
Inventories, net	2,048	4,171
Prepaid and other assets	(723)	1,182
Accounts payable	1,639	(1,911)
Accrued compensation	(96)	107
Other accrued liabilities	420	(1,284)

Total adjustments	2,317	53,919

Net cash provided by operating activities	3,751	4,639

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property and equipment, net	(398)	(452)
Proceeds from the sale of property and equipment	3,028	39

Net cash provided by (used in) investing activities	2,630	(413)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock, net of issuance costs	190	167
Net repayments on credit facilities and other lines	(2,875)	50
Long-term debt repayments	(1,705)	(522)
Premium payments on management liability insurance	(930)	(2,790)
Deferred loan costs and other	(412)	(15)

Net cash used in financing activities	(5,732)	(3,110)

NET CHANGE IN CASH AND CASH EQUIVALENTS	649	1,116
CASH AND CASH EQUIVALENTS, beginning of period	452	476

CASH AND CASH EQUIVALENTS, end of period	$1,101	$1,592

Supplemental Disclosures:
Interest paid	$1,291	$1,706

Net income taxes paid (refunded)	$99	$(731)

The accompanying notes are an integral part of these consolidated financial statements.

INDUSTRIAL DISTRIBUTION GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — SEPTEMBER 30, 2003 (Unaudited)

Industrial Distribution Group, Inc. (“IDG” or the “Company”), a Delaware corporation, was formed on February 12, 1997 to create a nationwide supplier of cost-effective, Flexible Procurement Solutions TM (“FPS”) for manufacturers and other users of maintenance, repair, operating, and production (“MROP”) products. The Company conducts business in 49 states and two foreign countries, providing product expertise in the procurement and application of MROP products to a wide range of industries.

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

Certain amounts in the 2002 financial statements have been reclassified to conform to the 2003 presentation. The effects of the reclassifications on the overall financial statement presentation are not significant, except for the items discussed below. In the 2002 statement of cash flows, the Company reclassified $3.1 million from changes in book overdraft, as previously classified in operating activities, to changes in accounts payable, also classified as operating activities. Additionally, in the statement of operations for the three and nine months ended September 30, 2002, the Company reclassified $0.1 million and $0.3 million, respectively, of amortization expense, related to deferred loan costs, to interest expense.

These interim statements should be read in conjunction with the Company’s financial statements and notes thereto, included in its Annual Report on Form 10-K, for the fiscal year ended December 31, 2002.

2. NEWLY ADOPTED ACCOUNTING STANDARDS

In June 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations,” and No. 142, “Goodwill and Other Intangible Assets,” effective for fiscal years beginning after December 15, 2001. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS No. 141 also includes guidance on the initial recognition and measurement of goodwill and other intangible assets arising from business combinations completed after June 30, 2001. SFAS No. 142 prohibits the amortization of goodwill and intangible assets with indefinite useful lives. Under the new rules, goodwill (and intangible assets deemed to have indefinite lives) will no longer be amortized but will be subject to annual impairment tests in accordance with SFAS No. 142. Other intangible assets will continue to be amortized over their remaining useful lives.

The Company adopted SFAS No. 142 on January 1, 2002. The Company tested goodwill for impairment using the two-step process prescribed in SFAS No. 142. The first step was a screen for potential impairment, while the second step measured the amount of the impairment, if any. Based on an independent appraisal firm’s valuation of the enterprise fair value using a combination of discounted cash flows, market multiples, and comparable transactions, which reflect changes in certain assumptions since the date of the acquisitions, and the identification of qualifying intangibles, the Company recorded a non-cash charge of $50.3 million as a cumulative effect of accounting change in the first quarter of 2002 associated with the adoption of SFAS No. 142. The Company recorded a full valuation reserve of $3.1 million against the tax benefit resulting from this charge.

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

A reconciliation of net income (loss) and earnings (loss) per common share, adjusted to exclude the cumulative effect of accounting change recognized in the period of adoption, is as follows (in thousands, except share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Net income (loss)	$631	$484	$1,434	$(49,280)
Cumulative effect of accounting change	0	0	0	50,347

Adjusted net income	$631	$484	$1,434	$1,067

Earnings (loss) per common share:
Basic:
Net income (loss)	$0.07	$0.05	$0.16	$(5.60)
Cumulative effect of accounting change	0.00	0.00	0.00	5.72

Adjusted earnings	$0.07	$0.05	$0.16	$0.12

Diluted:
Net income (loss)	$0.07	$0.05	$0.16	$(5.50)
Cumulative effect of accounting change	0.00	0.00	0.00	5.62

Adjusted earnings	$0.07	$0.05	$0.16	$0.12

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

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure.” SFAS No. 148 amends SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition to SFAS No. 123’s fair value method of accounting for stock-based employee compensation. SFAS No. 148 also amends the disclosure provisions of SFAS No. 123 and Accounting Principles Board (“APB”) Opinion No. 28, “Interim Financial Reporting,” to require disclosure of the effects of an entity’s accounting policy with respect to stock-based employee compensation, regardless of whether they account for that compensation using the fair value method of SFAS No. 123 or the intrinsic value method of APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS No. 148’s amendments of the transition and annual disclosure requirements of SFAS No. 123 are effective for fiscal years ending after December 15, 2002. The Company has adopted SFAS No. 148 through continued application of the intrinsic value method prescribed in APB No. 25 and related interpretations, and enhanced financial statement disclosures of the effect on net income and earnings per share as if the fair value provisions of SFAS 148 had been applied.

At September 30, 2003, the Company had several stock-based compensation plans, which are described in Note 8 — Capital Stock in the Notes to Consolidated Financial Statements of its Annual Report on Form 10-K for fiscal 2002. As discussed above, the Company applies APB No. 25, and related interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized for its stock incentive plan and its employee stock purchase plan. Had compensation cost for the Company’s stock-based compensation plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method established in SFAS No. 123, as amended by SFAS No. 148, the Company’s net income (loss) and earnings (loss) per common share would have been reduced to the pro forma amounts indicated below (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Net income (loss) as reported	$631	$484	$1,434	$(49,280)
Deduct: Total stock-based compensation expense determined under fair-value based method for all awards, net of tax	112	112	340	307

Pro forma net income (loss)	$519	$372	$1,094	$(49,587)

Earnings (loss) per common share:
Basic:
As reported	$0.07	$0.05	$0.16	$(5.60)
Pro forma	$0.06	$0.04	$0.12	$(5.63)
Diluted:
As reported	$0.07	$0.05	$0.16	$(5.50)
Pro forma	$0.06	$0.04	$0.12	$(5.60)

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

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”). FIN 46 clarifies that companies may need to consolidate certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 applies immediately to variable interest entities created or in which an enterprise obtains an interest after January 31, 2003. FIN 46 does not apply to qualifying special purpose entities subject to the reporting requirements of SFAS No. 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” For variable interest entities created before February 1, 2003, FIN 46 is applicable in the first fiscal year or interim period beginning after December 15, 2003. The Company does not anticipate the adoption of FIN 46 to have a material impact on its financial statements.

3. SALE OF PROPERTY

During the third quarter of 2003, the Company sold a property, located in Tacoma, WA, in a continued effort to consolidate warehouse facilities, improve logistic efficiencies and reduce assets employed. The Tacoma property sold for $0.8 million, net of closing costs. The gain associated with this sale was $0.1 million.

During the second quarter of 2003, the company sold two properties, located in Bridgeport, CT and Tucker, GA, as part of the effort to consolidate warehouse facilities and reduce assets. The Bridgeport property sold for $0.7 million, net of closing costs. The gain associated with this sale was $0.4 million. Through September 30, 2003, the Company has incurred $0.2 million in related relocation and severance costs associated with the closing of the Bridgeport property. The Tucker property sold for $1.6 million, net of closing costs, of which $1.2 million was used to pay down related long-term debt obligations. The gain associated with the Tucker sale was $0.1 million. Through September 30, 2003 the Company has incurred $0.2 million in relocation and severance costs associated with the closing of the Tucker property.

Costs associated with these closings are expensed as incurred. The cumulative gain of $0.6 million and associated costs of $0.4 million related to these transactions are reported in selling, general, and administrative expenses on the consolidated statement of operations. As of September 30, 2003, the Company has $0.1 million accrued for relocation and severance costs and does not expect to incur any additional expenses associated with these property closings. This amount is classified as a current liability, in other accrued liabilities, on the Company’s consolidated balance sheet. The following is an analysis of the relocation, severance, and related costs associated with the disposal of the two properties (in thousands), discussed above:

Relocation, Severance, and
Related Costs

Balance at January 1, 2003	$0
Accruals	0
Payments	0

Balance at March 31, 2003	$0
Accruals	352
Payments	118

Balance at June 30, 2003	$234

Accruals	5
Payments	181

Balance at September 30, 2003	$58

4. CREDIT FACILITY

In December 2000, the Company entered into a $100.0 million revolving credit facility with a five financial institution syndicate. On May 28, 2003, the Company amended this agreement to extend it to May 28, 2006. The agreement contains a first security interest in the assets of the Company. The agreement provides that the facility may be used for operations and acquisitions, and provides $5.0 million for swinglines and $10.0 million for letters of credit. Amounts outstanding under the credit facility bear interest at either the lead bank’s corporate rate or LIBOR, as selected by the Company from time to time, plus applicable margins. This rate was 4.1% and 5.3% at September 30, 2003 and December 31, 2002, respectively. There is an annual commitment fee on the unused portion of the facility equal to between 25 and 37.5 basis points of the average daily unused portion of the aggregate commitment depending on the indebtedness to adjusted EBITDA ratio, as defined.

The amounts outstanding under the facility at September 30, 2003 and December 31, 2002 were $31.0 million and $33.9 million respectively, which have been classified as long-term liabilities. Additionally, the Company had outstanding letters of credit of $2.0 million under the facility at both September 30, 2003 and December 31, 2002. The revolving credit facility contains various covenants pertaining to the maintenance of certain financial ratios. These covenants include requirements for fixed charge coverage, net worth, and capital expenditures, among other restrictions. The covenants also prohibit the payment of cash dividends. The Company was in compliance with these covenants as of September 30, 2003 and December 31, 2002.

5. CAPITAL STOCK

During the third quarter of 2003, the Company issued 23,618 shares of its common stock, through its employee stock purchase plan.

Options are to be included in the computation of diluted earnings per share (“EPS”) where the options’ exercise price is less than the average market price of the common shares during the period. The number of options outstanding during the three months ended September 30, 2003 and September 30, 2002 had a dilutive effect of 178,091 and 236,917 shares to the weighted average common shares outstanding, respectively. The number of options outstanding during the nine months ended September 30, 2003 and September 30, 2002 had a dilutive effect of 159,536 and 159,006 shares to the weighted average common shares outstanding, respectively. During the three months ended September 30, 2003 and 2002, options where the exercise price exceeded the average market price of the common shares totaled 490,904 and 910,865, respectively. During the nine months ended September 30, 2003 and 2002, options where the exercise price exceeded the average market price of the common shares totaled 799,904 and 910,865, respectively.

6. DEFERRED TAXES

The Company’s net deferred tax assets totaled approximately $6.2 million and $6.4 million at September 30, 2003 and December 31, 2002, respectively, and are subject to periodic recoverability assessments. The realization of deferred tax assets is principally dependent upon the Company’s ability to generate sufficient future taxable income in certain tax jurisdictions. Factors used to assess the likelihood of realization are the Company’s forecast of future taxable income, which is based upon estimates and assumptions, and available tax planning strategies that could be implemented to realize the net deferred tax assets. On the basis of the Company’s operating results and projections for future taxable income, management believes it is more likely than not that future operations will generate sufficient taxable income to realize the deferred tax assets. The Company evaluates the realizability and appropriateness of its deferred tax assets and liabilities quarterly and assesses the need for any valuation allowance against such deferred tax assets. The valuation allowance for net deferred tax assets was $3.1 million as of September 30, 2003 and December 31, 2002.

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

This discussion may contain certain forward-looking statements concerning our operations, performance, and financial condition, including, in particular, the likelihood of our success in developing and expanding our business. These statements are based upon a number of assumptions and estimates that are inherently subject to significant uncertainties and contingencies, many of which are beyond our control. Actual results may differ materially from those expressed or implied by such forward-looking statements. Factors that could cause actual results to differ, include but are not limited to, the operations levels of our customers, the impact of dedicating significant resources to our Flexible Procurement Solutions (“FPS”) program, our ability to maintain key personnel, the availability of key personnel for employment by us, our reliance on regional information systems, the continuation of key supplier relationships, our ability to compete successfully in the highly competitive and diverse maintenance, repair, operating, and production (“MROP”) market, and other factors discussed in more detail under “Item 1-Business” of our Annual Report on Form 10-K for fiscal 2002.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002

The following table sets forth a summary of our operating data and shows such data as a percentage of net sales for the periods indicated (dollars in thousands):

	THREE MONTHS ENDED SEPTEMBER 30,

	2003		2002

Net Sales	$119,200	100.0%	$123,950	100.0%
Cost of Sales	92,512	77.6	96,191	77.6

Gross Profit	26,688	22.4	27,759	22.4
Selling, General, and Administrative Expenses	25,130	21.1	26,077	21.0

Operating Income	1,558	1.3	1,682	1.4
Interest Expense	492	0.4	836	0.7
Other (income) loss, net	(21)	0.0	9	0.0

Income before taxes	1,087	0.9	837	0.7
Provision for income taxes	456	0.4	353	0.3

Net Income	$631	0.5%	$484	0.4%

Net sales decreased $4.8 million or 3.8% from $124.0 million for the three months ended September 30, 2002 to $119.2 million for the three months ended September 30, 2003. FPS sales increased $4.1 million or 6.6% from $62.3 million for the three months ended September 30, 2002 to $66.4 million for the three months ended September 30, 2003. For the three months ended September 30, 2003, we have implemented 6 new integrated supply sites. While revenues generated from these new sites contributed to the overall increase in FPS sales, we experienced significant decreases in revenues at numerous existing customer sites, specifically in the energy, aerospace and automotive sectors, as they have yet to rebound from the strain on the economy. The increase in our FPS solutions was more than offset by the $8.9 million or 14.4% decline in our traditional sales from $61.6 million for the three months ended September 30, 2002 to $52.8 million for the three months ended September 30, 2003. Traditional sales continued to be negatively impacted by our customers’ reduced production levels as compared to the prior year due to prevailing weak economic conditions in the manufacturing sector as a whole.

Cost of sales decreased $3.7 million or 3.8% from $96.2 million for the three months ended September 30, 2002 to $92.5 million for the three months ended September 30, 2003. As a percentage of net sales, cost of sales for the three months ended September 30, 2003 has remained consistent with the comparable period in the prior year.

Selling, general, and administrative expenses decreased $0.9 million or 3.6% from $26.1 million for the three months ended September 30, 2002 to $25.1 million for the three months ended September 30, 2003. As a percentage of net sales, total selling, general, and administrative expenses increased slightly from 21.0% in 2002 to 21.1% in 2003. The reduction in expense from the prior year was the result of a $0.3 million reduction in bad debt expense due to improvement in our trade accounts receivable collections, a $0.3 million reduction in variable selling expenses due to a decrease in sales volume, and a $0.2 million reduction in telecommunications costs. Additionally, we completed the sale of our Tacoma, WA facility in the third quarter of 2003. The gain realized from the sale of this property was approximately $0.1 million.

Interest expense decreased by $0.3 million or 41.1% from $0.8 million for the three months ended September 30, 2002 to $0.5 million for the three months ended September 30, 2003. The decrease as compared to prior year was primarily attributable to a decrease in long-term debt of $10.0 million since September 30, 2002, and a decrease in the interest rate on the credit facility of 1.1% since September 30, 2002 due to both a decrease in LIBOR rates and favorable pricing.

As a result of more profitable operations, the provision for income taxes increased by $0.1 million from $0.4 million for the three months ended September 30, 2002 to $0.5 million for the three months ended September 30, 2003.

NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002

The following table sets forth a summary of our operating data and shows such data as a percentage of net sales for the periods indicated (dollars in thousands):

	NINE MONTHS ENDED SEPTEMBER 30,

	2003		2002

Net Sales	$363,348	100.0%	$371,343	100.0%
Cost of Sales	282,433	77.7	289,149	77.9

Gross Profit	80,915	22.3	82,194	22.1
Selling, General, and Administrative Expenses	76,579	21.1	77,763	20.9

Operating Income	4,336	1.2	4,431	1.2
Interest Expense	1,851	0.5	2,479	0.7
Other (income) loss, net	(43)	0.0	16	0.0

Income before taxes and cumulative effect of accounting change	2,528	0.7	1,936	0.5
Provision for income taxes	1,094	0.3	869	0.2

Income before cumulative effect of accounting change	1,434	0.4	1,067	0.3
Cumulative effect of accounting change	0	0.0	(50,347)	0.0

Net Income	$1,434	0.4%	$(49,280)	(13.3)%

Net sales decreased $8.0 million or 2.2% from $371.3 million for the nine months ended September 30, 2002 to $363.3 million for the nine months ended September 30, 2003. FPS revenues for the nine months ended September 30, 2003 were $196.0 million, an increase of $15.3 million or 8.5%, as compared to $180.7 million for the same period ended September 30, 2002. For the nine months ended September 30, 2003, we have implemented 19 new integrated supply sites, which significantly contributed to this increase. Unfavorable economic conditions continue to affect several of our significant FPS customers and have partially offset the increase in FPS revenues from new sites implemented in 2003. Overall economic conditions, primarily at our aerospace, automotive, and energy customers has also driven the decline in our traditional sales of $23.3 million or 12.2% as compared to prior year.

Cost of sales decreased $6.7 million or 2.3% from $289.1 million for the nine months ended September 30, 2002 to $282.4 million for the nine months ended September 30, 2003. As a percentage of net sales, cost of sales decreased slightly from 77.9% for the nine months ended September 30, 2002 to 77.7% for the nine months ended September 30, 2003. Inventory reserve expense decreased by $0.8 million for the nine months ended September 30, 2002 as compared to the same period ended September 30, 2003. Our success in return to vendor programs was the primary driver of the decrease in costs of goods sold as a percentage of net sales.

Selling, general, and administrative expenses decreased $1.2 million from $77.8 million for the nine months ended September 30, 2002 to $76.6 million for the nine months ended September 30, 2003. As a percentage of net sales, total selling, general, and administrative expenses increased slightly from 20.9% in 2002 to 21.1% in 2003. We achieved a $0.4 million reduction in bad debt expense due to improved accounts receivable management, reduced variable selling costs by $0.4 million, and realized cost savings of $0.2 million due to a reduction in information technology system conversion expenses. Additionally, we completed the sale of three real properties during the nine months ended September 30, 2003. The gain realized from the sale of these properties was approximately $0.6 million, offset by relocation and severance expenses incurred of $0.4 million. The reduction in SG&A expenses was realized despite the cessation of the company-wide furlough program that was in effect the first nine months of 2002, which generated temporary savings of $1.2 million. Excluding the effects of this program, selling, general, and administrative expenses decreased $2.4 million or 3.0% for the nine months ended September 30, 2003 as compared to the same period in the prior year.

Interest expense decreased by $0.6 million or 25.3% from $2.5 million for the nine months ended September 30, 2002 to $1.9 million for the nine months ended September 30, 2003. The decrease as compared to prior year was primarily attributable to both a decrease in the interest rate on the credit facility of 1.1% since December 31, 2002, as a result of a decrease in LIBOR rates and favorable pricing, and a reduction in long-term debt of $4.2 million since December 31, 2002.

As a result of more profitable operations, the provision for income taxes increased by $0.2 million from $0.9 million for the nine months ended September 30, 2002 to $1.1 million for the nine months ended September 30, 2003. Goodwill, net of accumulated amortization, from prior business combinations amounted to approximately $50.3 million at January 1, 2002. We adopted SFAS No. 142 on January 1, 2002.

LIQUIDITY AND CAPITAL RESOURCES

Capital Availability and Requirements

At September 30, 2003, our total working capital was $76.2 million, which included $1.1 million in cash. We had an aggregate of $67.0 million of borrowing capacity under our $100 million revolving credit facility with a syndicate of commercial banks (the “Credit Facility”). Based upon our current asset base and outstanding borrowings under the Credit Facility, we have additional borrowing capacity of $25.5 million. We believe our liquidity position is sufficient to enable us to fund our current operations and to fund our current anticipated internal expansion and possible acquisitions for the next year.

Our Credit Facility, which we entered into on December 22, 2000, was amended on May 28, 2003 extending the expiration date of the facility to May 28, 2006. The Credit Facility may be used for operations and acquisitions, and provides $5 million for swinglines and $10 million for letters of credit. Amounts outstanding under the Credit Facility bear interest at either the lead bank’s corporate rate or LIBOR, plus applicable margins, as we may select from time to time. We incur a fee between 25 and 37.5 basis points on the average daily-unused capacity during the term. Assets of all our subsidiaries secure the Credit Facility. We are also subject to certain financial covenants regarding fixed charge coverage, capital expenditures, and tangible net worth, which could affect our borrowing under the Credit Facility.

The principal financial covenants under our current Credit Facility require a fixed charge coverage ratio of 1.1:1.0 and capital expenditures of no more than $6.5 million in any twelve-month period. Our fixed charge coverage ratio was 1.4:1.0 at September 30, 2003 and our capital expenditures were $0.6 million for the twelve-month period ended September 30, 2003. Our covenants require a minimum tangible net worth of $43.9 million; at September 30, 2003 our tangible net worth was $54.0 million. We are presently in compliance with all covenants under the Credit Facility and anticipate that we will remain in compliance with the covenants.

Analysis of Cash Flows

Net cash provided by operating activities for the nine months ended September 30, 2003 and 2002 was $3.8 million and $4.6 million, respectively. For the nine months ended September 30, 2003, cash flow resulted from our efforts to control inventory levels and working capital specifically through the rationalization of facilities and a reduction in purchasing levels. When compared to the nine months ended September 30, 2002, the primary reason for a decrease in cash flow from operating activities was our use of more cash in the current period to fund increasing levels of accounts receivable than in the same period in 2002. For the nine months ended September 30, 2002, cash flow resulted primarily from our efforts to reduce inventory levels and a decrease in prepaid and other current assets.

Net cash provided by (used in) investing activities was $2.6 million and ($0.4 million) for the nine months ended September 30, 2003 and 2002, respectively. For the nine months ended September 30, 2003, cash received as a result of the sale of three real properties was $3.0 million, net of closing costs. Cash used for capital expenditures was $0.4 million and $0.5 million for the nine months ended September 30, 2003 and 2002.

Net cash used in financing activities for the nine months ended September 30, 2003 and 2002 was $5.7 million and $3.1 million, respectively. Net cash repayments of $2.9 million and $1.7 million, respectively, were made on the credit facility and long-term debt during the nine months ended September 30, 2003. We sold our Tucker, GA facility, which resulted in a $1.2 million payment on long-term debt on a mortgage obligation. In addition, payments of $0.9 million were made on our management liability insurance policy, and as a result of the extension of our credit facility, $0.4 million was paid for deferred loan costs. Issuance of our common stock in conjunction with our Employee Stock Purchase Plan provided $0.2 million in cash flow. For the nine months ended September 30, 2002, $2.8 million was used for payments on the management liability insurance policy and $0.5 million was used to repay long-term debt obligations.

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

While our significant accounting policies are described in Note 2 — Summary of Significant Accounting Policies in the Notes to Consolidated Financial Statements of our Annual Report on Form 10-K for fiscal 2002, we believe that the following accounting policies and estimates involve a higher degree of complexity and warrant specific description.

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

Allowance for Doubtful Accounts — Methodology

We have established an allowance for uncollectible accounts based on our collection experience and an assessment of the collectibility of specific accounts. We evaluate the collectibility of accounts receivable based on a combination of factors. Initially, we estimate an allowance for doubtful accounts as a percentage of accounts receivable based on historical collections experience. This initial estimate is periodically adjusted when we become aware of a specific customer’s inability to meet its financial obligations (e.g., bankruptcy filing) or as a result of changes in the overall aging of accounts receivable. We do not believe our estimate of the allowance for doubtful accounts is likely to be adversely affected by any individual customer, since we have no individually significant customers. We recorded bad debt expense of $0.2 million and $0.5 million for the three month periods ended September 30, 2003 and 2002, respectively, and wrote off $0.1 million and $0.2 million against our reserves for accounts receivable for the three month periods ended September 30, 2003 and 2002. We recorded bad debt expense of $0.8 million and $1.2 million for the nine month periods ended September 30, 2003 and 2002, respectively, and wrote off $0.2 million and $0.4 million against our reserves for accounts receivable for these same periods. Our reserve for accounts receivable was approximately $3.8 and $3.2 million at September 30, 2003 and December 31, 2002, respectively, or 5.9% and 5.2% of gross receivables, respectively.

Inventories — Slow Moving and Obsolescence

In connection with certain contracts, we maintain certain special inventories for specific customers’ needs. In certain contracts, the customers are required to purchase the special inventory at the point in time in which the inventory reaches a certain age. However, for other customer relationships and inventories, we are not protected by our customer from the risk of inventory loss. In such cases, we rely on available return privileges with vendors, if any. Therefore, in determining the net realizable value of inventories, we identify slow moving or obsolete inventories that (1) are not protected by our customer agreements from risk of loss, and (2) are not eligible for return under various vendor return programs. Based upon these factors, we estimate the net realizable value of inventories and record any necessary adjustments as a charge to cost of sales. If our inventory return privileges were discontinued in the future, or if customers were unable to honor the provisions of certain contracts that protect us from inventory losses, our risk of loss associated with obsolete or slowing moving inventories would increase. During the three months ended September 30, 2003 and 2002, we expensed $0.1 million and $0.2 million, to increase inventory reserves. We wrote off $0.4 million and $0.3 million, against our reserves for excess and obsolete inventories during the three months ended September 30, 2003 and 2002, respectively. During the nine months ended September 30, 2003 and 2002, we expensed $0.1 million and $0.8 million to increase inventory reserves. We wrote off $0.8 million and $0.9 million against our reserves for excess and obsolete inventories during the nine months ended September 30, 2003 and 2002, respectively. Our reserve for obsolete and slow moving inventories was approximately $6.0 million and $6.7 million at September 30, 2003 and December 31, 2002, or 9.7% and 10.4% of gross inventories, respectively.

Impairment of Long-Lived Assets

We periodically evaluate property and equipment for potential impairment indicators. Our judgments regarding the existence of impairment indicators are based on legal factors, market conditions, and operational performance. Future events could cause us to conclude that impairment indicators exist and that assets associated with a particular operation are impaired. Evaluating the impairment also requires us to estimate future operating results and cash flows, which also require judgment by management. Any resulting impairment loss could have a material adverse impact on our financial condition and results of operations.

Deferred Income Tax Assets

We have deferred tax assets, which are subject to periodic recoverability assessments. The realization of our deferred tax assets is principally dependent upon our being able to generate sufficient future taxable income in certain tax jurisdictions. The factors used to assess the likelihood of realization are our forecast of future taxable income, which is based upon estimates and assumptions, and available tax planning strategies that could be implemented to realize the net deferred tax assets. On the basis of the improved operating results and projections for future taxable income, we believe it is more likely than not that our future operations will generate sufficient taxable income to realize the deferred tax assets, net of the valuation allowance of $3.1 million. If these estimates and related assumptions change in the future, we may be required to record an additional valuation allowance against our deferred tax assets resulting in additional income tax expense in our consolidated statement of operations. We evaluate the realizability and appropriateness of our deferred tax assets and liabilities quarterly and assess the need for any valuation allowance against such deferred tax assets. In connection with the adoption of SFAS No. 142, future tax benefits associated with deductible goodwill amortization for tax purposes were fully reserved.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There has been no significant change in the disclosure concerning this item made in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

ITEM 4. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of our management, including our President and Chief Executive Officer and our Senior Vice President and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-14(c) under the Securities Exchange Act of 1934 (the “Act”). Based on that evaluation, our President and Chief Executive Officer and our Senior Vice President and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report accumulating and communicating information to our management, including our President and Chief Executive Officer and our Senior Vice President and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures of that information under the Securities and Exchange Commission’s rules and forms and that our disclosure controls and procedures are designed to ensure that the information we are required to disclose in reports that we file or submit under the Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date of the evaluation of these controls.

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

Form 8-K filed July 31, 2003 reporting under Item 7 and Item 12, the issuance of a press release announcing preliminary financial information for the quarter ended June 30, 2003.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INDUSTRIAL DISTRIBUTION GROUP, INC. (Registrant)

Date: November 4, 2003	By:	/s/ Jack P. Healey

Jack P. Healey Senior Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Accounting and Financial Officer)