Form 10-K
period 2003-12-31
INDUSTRIAL DISTRIBUTION GROUP INC
filed 2004-03-01
CIK 1042351

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS
PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2003

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

     The aggregate market value of the voting stock held by non-affiliates (which for purposes hereof are all holders other than executive officers and directors) of the Registrant as of June 30, 2003 was $22,401,936 (based on 7,671,896 shares held by non-affiliates at $2.92 per share, the last sales price on the NYSE on June 30, 2003).

     The number of shares outstanding of the registrant's common stock as of February 16, 2004 was 9,191,700.

          DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Registrant’s definitive Proxy Statement for the 2004 Annual Meeting of Stockholders, to be filed with the Commission, are incorporated by reference into Part III.

PART I

Item 1. Business.

Background and General

     Industrial Distribution Group, Inc. (“IDG”) was formed in 1997 through a combination of industrial distribution companies. We are a nationwide supplier of maintenance, repair, operating, and production (“MROP”) products and services to manufacturers and other industrial users. We provide an array of value-added services and other arrangements, including Flexible Procurement Solutions™ (“FPS”) such as storeroom management, which emphasize and utilize our specialized expertise in product applications and production process improvements. We distribute a full line of MROP products, specializing in cutting tools, abrasives, hand and power tools, coolants, lubricants, adhesives, safety products, and machine tools, and we can supply virtually any other MROP product that a customer may require.

     While continuing to provide traditional sales of MROP products, which we refer to as General MROP sales, we have targeted sales of services through our FPS program to both mid-market (i.e., greater than $50,000 but less than $500,000 in potential annual revenues) and large market (i.e., greater than $500,000 in potential annual revenues) accounts as the principal growth areas for our business. We believe that our focus on and expansion of our FPS services are positioning IDG to proactively address the increasing demands of customers for ways to reduce their overall MROP costs and enhance their operating efficiencies. In many of our FPS arrangements, we seek to answer these demands by guaranteeing a minimum annual reduction in our customer’s total MROP procurement costs through our Documented Cost Savings Program. We are able to guarantee cost reductions by leveraging our expertise and our ability to analyze a customer’s acquisition, possession, and application processes for MROP products to design and implement a customized program and streamline these processes in order to reduce their associated costs. The specific programs we design may include improving the customer’s production and procurement processes, standardizing the products they use, reducing the number of suppliers from which they purchase products, or developing storeroom management arrangements that outsource to us some or all of their MROP procurement and management functions.

     Our operations are organized into four regional divisions. Each regional division is headed by a President who reports directly to our Chief Executive Officer. We currently have sales coverage in 43 of the top 75 manufacturing markets in the United States and have an active presence in Mexico and China. We have approximately 20,000 active customers (customers that purchased at least one item in the last 12 months), which include a diverse group of large and mid-sized national and international corporations, including General Electric Company, Borg-Warner Inc., Ford Motor Company, Duracell Corporation, and The Boeing Company, as well as many local and regional businesses.

     We had net sales of $483.4 million for the year ended December 31, 2003. Based on 2003 sales, we believe IDG is among the top 15 MROP providers and the top five operators of storeroom management sites in the nation.

Industry Overview and Trends

     Manufacturers, processors, and other producers of industrial, commercial, or consumer products have a continual need for a broad range of MROP products. We estimate that the size of the market for industrial MROP products in which we primarily participate is approximately $70 billion annually. However, the entire U.S. MROP market is estimated to be in excess of $175 billion annually. This broader market includes electrical, PVF (pipes, valves, and fittings), power transmission, and other product categories in which we participate to a lesser extent than the industrial MROP product market.

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

     In recent years, the distribution channel in the MROP marketplace has been widened by e-commerce and business-to-business solutions that have resulted from technological advancements and the development of Internet-based platforms. While the first distributors to enter this channel were those who primarily use catalogs to sell their products, we believe the recent trend is to use such technology as a part of a procurement solution strategy that provides customers the option to outsource the commodity management aspects of MROP. As manufacturers have focused on their core manufacturing or other production competencies, they have increasingly outsourced their MROP procurement, management, and application processes in search of more comprehensive MROP solutions that include technology solutions that we provide.

     We believe that we have the size, scale of operations, and technological and skilled personnel resources necessary to benefit from these industry trends and compete effectively in the MROP supply industry.

Flexible Procurement Solutions (FPS)

     Services Program and Approach

     FPS is a broad program of value-added service offerings to our customers and reflects our principal approach to addressing the MROP needs of our customers. We approach our customers and their needs proactively, not simply to sell MROP products, but to help design an overall MROP strategy that improves our customers’ supply chain and asset management and increases their operational efficiencies. We offer our customers our expertise in process improvement, inventory management, product application, productivity improvements, cost savings, software solutions, and logistics. Through FPS, we can provide any or all of these areas of expertise, depending on the size and the specific needs of the customer. As a result of our services, we hope that our customers can increase their profits and their return on assets.

     We believe that the ability and flexibility to provide the ideal combination of MROP services required by each customer is the key to capturing market share for our business. The prerequisites for doing so will continue to evolve, and we will remain vigilant in assessing the needs of and developing solutions for our existing and prospective new customers. At December 31, 2003, we had arrangements in place to provide FPS services to approximately 225 customers covering 315 sites, including 59 storeroom management arrangements with customers covering 105 sites.

     Spectrum of Service Offerings

     The spectrum of services we offer in designing and implementing Flexible Procurement Solutions for customers is broad and encompasses all phases of a customer’s MROP cycle — that is, the acquisition, possession, and application of MROP products. Our extensive process knowledge and the product expertise of our associates are key elements that allow us to present cost saving solutions to our customers in all of these phases. For example, our comprehensive product line supports our commitment to acquire and deliver the most appropriate product to our customers. In addition to maintaining more than 300,000 stock keeping units (“SKUs”), as well as special items in stock for regular customers, we can provide virtually any MROP item a customer may require. Our proprietary software programs provide a sophisticated system for our customers to accurately track their possession and use of these products. Moreover, our industry-specific experience and extensive product knowledge enable us to assist in the application of MROP products by evaluating manufacturing processes and the MROP products they use. Our understanding of the most appropriate product for specific customer applications helps us to identify the MROP product best suited for a customer’s specific need, or we may suggest process re-engineering in order to lower the customer’s total MROP costs.

     The proper management of the acquisition, possession and application functions is important to customers because they must balance the need for immediate access to inventory with the cost of carrying the inventory. Many MROP products — such as drill bits, sandpaper, saw blades, and gloves — are consumed in production processes and are essential to maintain at the point of production to avoid unnecessary downtime. Other MROP products — such as power tools, scales, hoists, and lathes — have relatively longer operational lives and are therefore purchased less frequently, but still must be available

“on time” in order to achieve production efficiencies. In all cases, the management of all phases of our customers’ MROP cycle is a fundamental part of our FPS services for our customers.

     In addition to identifying and supplying the particular products a customer requires (in the proper quantities and at the proper times), our specialized services may include any one or more of the following to assist the customer in the acquisition, possession and application phases of the MROP cycle:

•	providing consolidated billing for MROP products and producing computerized management reports to customers regarding purchases and inventory levels;

•	installing computer software and hardware to implement an electronic data interchange system to enable the customer to order products electronically, without contacting us, by telephone or facsimile;

•	providing storeroom design and reorganization services to reduce inefficiencies, redundancies, obsolescence, and shrinkage;

•	bar coding products in a customer’s tool crib to control inventory and track consumption by product, employee, and/or cost center; and

•	providing the management and procurement of entire commodity groups utilizing our proprietary software to enable commodity rationalization, supplier surveys, supplier requests for quotes, quotation analysis, supplier selection, and contract awards.

Storeroom Management Arrangements

     The most complete offering of services in our FPS program is our storeroom management relationship (commonly referred to in our industry as integrated supply), where we essentially form a strategic alliance with the customer to procure, manage, and apply MROP products at the customer’s site and, in some cases, to share the benefits of the cost reductions achieved. In addition to all or most of the other FPS services we provide, our storeroom management relationships — which are not standardized and vary from customer to customer — usually include:

•	licensing to the customer our proprietary software that helps manage the acquisition, receipt, issuance, and application of MROP products and other key commodity supplies;

•	gaining access to plant floors to re-engineer procurement and production processes and standardize MROP products;

•	coordinating the purchase of multiple MROP product lines;

•	providing consolidated invoices and customized management reports via a direct network link to customers; and

•	managing and staffing tool cribs.

In addition, in a storeroom management relationship we, rather than the customer, may own the inventory in the tool crib.

     In a storeroom management relationship, we often achieve a minimum annual reduction in the customer’s total MROP costs in relation to its production levels. We achieve these cost reductions through our focused and ongoing analysis and re-engineering of a customer’s production processes to reduce the variety and number of MROP products that the customer uses. In addition, we often achieve additional cost savings for our customer through the reduction of tool crib staffing expenses, the reduction in shrinkage and obsolete stock due to better inventory controls, and the elimination of certain inventory holding costs.

     We show our customers how we achieve savings for them through our Documented Cost Savings Program. Our customers agree with us on the savings criteria and measurements at the beginning of the relationship. We are measured to these pre-determined expectations. Where we save additional costs for a customer through these process improvements, and exceed their expectations in certain arrangements, the customer may share the additional savings with us.

     We believe that, for appropriate customers, a storeroom management arrangement also has other benefits. For example, through the use of our proprietary Storeroom Management System, key products are readily available to our customers, which reduces their production downtime. We can also provide more useful information than our customers had previously collected about their inventory needs and consumption by cost center.

Quality Control Standards

     Providing superior quality throughout the comprehensive range of MROP services we provide to customers is our hallmark. As part of our commitment to providing solutions-oriented customer service, we emphasize quality assurance in all phases of our operations. Our sales and service personnel receive ongoing periodic training in our services solutions, our products, total quality management and other team management skills to assure quality performance. As a result, all of our significant operating locations are ISO 9002 compliant.

Products

     In tandem with our FPS program and its approach to serving our customers, we remain focused on satisfying the fundamental requirement of our distribution business — getting customers the MROP products they need, when they need them. In order to do so, we offer a full line of industrial MROP products, with more than 300,000 SKUs in stock. In addition, we often maintain supplies of special items for regular customers, and we are able to supply virtually any special order MROP item. In order to achieve cost savings for us and for our customers, we periodically review our special order activities to identify items ordered with sufficient frequency to warrant inclusion in our stock.

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

     On an individual location basis, our products may be ordered electronically through business interchange services, e-commerce, by telephone, or by facsimile. We seek at all times to provide our customers with the most convenient method of selecting and ordering products, which in the future may include paper and electronic catalogs, internet and other electronic commerce. To facilitate “on time” delivery of our products, we store our stock MROP products primarily in distribution centers and smaller warehouses at various locations across the United States and China.

     We currently obtain products from more than 20,000 vendors. During 2003, no vendor provided as much as 7% of the products we sold. We believe we are not materially dependent on any one vendor or small group of vendors.

     The following table sets forth illustrative examples of the myriad products we supply, organized by principal categories of MROP products, and also shows our sales of such products as a percentage of our aggregate revenue for 2003:

		% of
		Aggregate
Product Category	Typical Products	Revenue

Cutting Tools	Drills, Taps, Carbide Tools, End Mills	21.1%
Abrasives	Grinding Wheels, Sanding Belts, Discs, Sheets or Rolls	14.9%
Maintenance Equipment and Supplies	Hydraulic Tools, Paint, Lubrication Equipment	9.9%
Power Tools	Air and Electric Drills, Air Compressors, Impact Wrenches, Screwdrivers	7.4%
Hand Tools	Wrenches, Socket Sets, Screw Drivers, Hammers	7.2%
Coolants, Lubricants, and Adhesives	Metal Cutting Coolants, Aerosols, Industrial Adhesives	7.1%
Safety Products	Gloves, Signs, Absorbents, Glasses	4.7%
Machine Tools and Accessories	Milling Machines, Work Holding Vises, Tool Holders	4.6%
Material Handling Equipment	Hoists, Slings, Chain, Shelving, Casters	2.9%
Machinery	Metal Removal Equipment, Metal Forming Equipment	2.0%
Tapes	Masking, Filament and Duct Tape	2.0%
Fluid Power	Hydraulic and Pneumatic Valves, Cylinders	1.8%
Saw Blades	Band, Hack, Hole, Jig Saw Blades	1.8%
Tool & Die Supplies	Ground Stock, Drill Rod, Die Sets	1.7%
Electrical	Fuses, Electrical Switches, Controls	1.3%
Fasteners	Socket Screws, Hex Screws, Anchors	1.2%
Power Transmission Equipment	Belts, Drives, Bearings, Gears, Pulleys	1.1%
Brushes	Wire Wheel, Floor Brooms	0.8%
Quality Control Products	Electronic Calipers, Micrometers	0.8%
Contractor Supplies	Power-Actuated Tools, Ladders, Shovels	0.7%
Industrial Hose	Air Hose, Water Hose	0.7%
OEM Assembly Parts	Gaskets, Springs, Assembly Plates	0.6%
Welding Equipment and Supplies	Welders, Weld Rod	0.4%
Industrial Pipes, Valves, Fittings and Metal Goods	Pipes, Valves, Fittings, Angle Iron, Conduit	0.2%
Other Products		3.1%

Total		100.0%

Customers

     Our active customers, who number approximately 20,000, include a broad range of industrial, commercial, and institutional users of MROP products, from small local machine shops to regional, national, and multi-national corporations such as General Electric Company, Borg-Warner Inc., Ford Motor Company, Duracell Corporation, and The Boeing Company. For 2003, we sold products to over 1,000 customers who purchased at least $50,000 of products, and no single customer accounted for more than 5% of our net sales.

     We will continue to serve a large number and wide variety of customers. Our principal customers (in terms of the amount of services and products acquired from or through us) will likely continue to be divisions of large international, national, and middle-market corporations, and we will focus on increasing our business with such customers. We are also placing special emphasis, through our FPS program, on marketing and selling our services and products to middle-market industrial consumers. We believe these manufacturers may benefit from many of our value-added service offerings.

Sales and Marketing

     Each of our four regional divisions has personnel dedicated to FPS sales and marketing efforts focused on the regional and local markets. We have approximately 180 outside sales representatives and product specialists and 170 inside sales/customer service representatives. The majority of our outside sales representatives and product specialists call on designated customers and are responsible for providing technical support to those customers with respect to certain products. As part of our strategy to focus more on marketing our FPS services (and selling MROP products through such services), an increasing number of our outside sales representatives and product specialists are focusing on the broader spectrum of MROP services and then developing and marketing our value-added solutions. These solutions go beyond the sale of our products and help to improve our customers’ production processes and as a result reduce their total procurement costs. Our inside sales/customer service representatives are responsible for certain types of direct customer service and order entry, but primarily focus on supporting the outside sales representatives with respect to their respective customers.

     Our Vice President of Flexible Procurement Solutions is responsible for the development of large national accounts that require cross-regional coordination and assisting our regional efforts when necessary. We believe this approach allows us to compete effectively both in local markets and for multi-location contracts.

     We continue to assess, train, and augment our sales force as necessary to assure that it has the appropriate sales tools to achieve the objectives of our strategy to focus on FPS. We will also continue to ensure that we have adequate personnel to provide our customers with any dedicated or specialized product selection and applications expertise they require for their General MROP solutions.

     We provide regular training programs for our sales personnel and special training programs for various product lines on both a national and regional basis. Each region also maintains a technical support group, as part of its overall sales and marketing function, dedicated to answering specific customer inquiries, assisting customers with the operation of products, and finding low cost solutions to manufacturing problems.

Management Information Systems

     We continue to work company-wide to improve our back office information technology systems on a cost-effective basis. Currently, we operate on three nationally recognized distribution systems through which we manage key functions on a regional basis such as communication between warehouse and sales offices, inventory and accounts receivable management, purchasing, pricing, sales and distribution, and the preparation of periodic operating control reports.

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

     During 2003, we developed a comprehensive IT strategy that includes strategic initiatives focused on centralization, e-commerce capabilities, FPS operations integration and standardized part numbering and descriptions. These initiatives are underway and will continue through 2004.

     The next phase to improving our information systems involves providing IT solutions that will help our customers place and track their orders more easily, which will enable us to more effectively implement our business strategy. This phase includes a plan to implement a centralized data management system, which will reduce the number of regional platforms.

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

Personnel

     We had approximately 1,200 full-time and 60 part-time associates as of December 31, 2003. Of these, approximately 350 associates reside at our customers’ storeroom management facilities. Eight of our associates are employed pursuant to collective bargaining agreements with local unions affiliated with the International Brotherhood of Teamsters and the International Brotherhood of Electrical Workers. We believe that the regions that have been employing persons pursuant to those contracts enjoy good relations with these associates, and we have not experienced work stoppages. We believe our business relationships are good with all of our associates.

Executive Officers

     Certain information regarding our executive officers is set forth in the following table and paragraphs.

Name	Age	Position

Andrew B. Shearer	40	President and Chief Executive Officer
Jack P. Healey	44	Senior Vice President, Chief Financial Officer, and Secretary
Thomas W. Aldridge, Jr.	56	Senior Vice President
Martin C. Burkland	52	President (Northwest region)
John R. Kramer	40	President (Midwest region)
Charles A. Lingenfelter	53	President (Southern region)
Robert E. Vanderhoff	48	President (Northeast region)

     Mr. Shearer is one of our co-founders, and became our President and Chief Executive Officer in August 2001. Prior to that time, Mr. Shearer served as the President of our IDG-York business unit (from 1991), formerly Shearer Industrial Supply Co., one of the companies that combined to form us in 1997. Mr. Shearer received his undergraduate degree in Business Management from New Hampshire College.

     Mr. Healey joined us in June 1997 as Vice President and Chief Financial Officer, and became Senior Vice President in 1998. Prior to 1997, Mr. Healey was the partner in charge of assurance services for a regional accounting firm and member of the SEC practice section of the AICPA, during which time he served as auditor for one of our founding companies. Mr. Healey is a certified public accountant and a certified fraud examiner. He received his undergraduate degree in Accounting from Syracuse University.

     Mr. Aldridge joined us in August 1998, as Senior Vice President of Procurement. Prior to that time, Mr. Aldridge served (from 1991) as Senior Vice President, Vendor Relations, of Affiliated Distributors, a purchasing organization for industrial distributors. From 1987 to 1990, Mr. Aldridge served as Vice President — Sales of Bauer Corporation, a manufacturer of industrial ladders and personal access equipment. Mr. Aldridge received his undergraduate degree in Psychology from the University of Georgia.

     Mr. Burkland was named President of our Northwest region in January 2002. Prior to that time, Mr. Burkland served (from 1995) as President of our IDG-Seattle business unit, formerly B&J Industrial Supply Co., one of the companies that combined to form us in 1997. Mr. Burkland received his undergraduate degree in Biology from Central Washington University.

     Mr. Kramer joined us as the President of our Midwest region in November 2002. From 1988 to 2002, Mr. Kramer served the General Electric Company, most recently as U.S. Business Sales Leader for GE Polymershapes. Mr. Kramer received his undergraduate degree in Business Administration and Spanish from St. John’s University.

     Mr. Lingenfelter was named President of our Southern region in January 2002. Prior to that time, Mr. Lingenfelter served as President of our IDG-Charlotte business unit (from January 2001) and as President of The Distribution Group, Inc. (from 1997), one of the companies that combined to form us in 1997 and with whom he had been an executive since 1988. Prior to 1988, Mr. Lingenfelter served Ingersoll-Rand Company, including as Vice President of Sales and Marketing for its Tools Group. Mr. Lingenfelter received his undergraduate degree in Mechanical Engineering from the Indiana Institute of Technology.

     Mr. Vanderhoff joined us as President of our Northeast region in February 2004. From 2000 to 2003, Mr. Vanderhoff served in management positions with Coleman Cable, Inc., most recently as Corporate Senior Vice-President. From 1990 to 2000, Mr. Vanderhoff served Wesco Distribution in a variety of roles, including Vice President of Manufactured Structures. Mr. Vanderhoff received his undergraduate degree in Behavioral Sciences from Messiah College.

Certain Factors Affecting Forward Looking Statements

     From time to time, information provided by us or statements made by our directors, officers or employees may constitute “forward-looking” statements under the Private Securities Litigation Reform Act of 1995 and are subject to numerous risks and uncertainties. Any statements made in this Annual Report on Form 10-K, including any statements incorporated by reference, that are not statements of historical fact are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “intends”, “potential”, “continue”, or the negative of such terms or other comparable terminology. Forward-looking statements include our expectations with respect to growth of sales, the effect of economic conditions, the impact of operational improvements or cost reduction initiatives, operating margins and overall profitability.

     These forward-looking statements and other forward-looking statements made by us or our representatives are based on a number of assumptions and involve a number of risks and uncertainties, and, accordingly, actual results could differ materially. Factors that may cause such differences include, but are not limited to, the following:

Based on our perception of industry trends among MROP customers, we have dedicated significant resources to our FPS program, but we cannot be certain that these initiatives will generate the growth we anticipate and desire.

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

     We expect that our continued focus on FPS will require a substantial amount of time and effort in the retraining of our sales and marketing personnel. We may encounter unanticipated difficulties in retraining our sales and marketing personnel to focus more broadly on the sale of FPS services to our customers, rather than focusing exclusively or primarily on direct sales of MROP products.

Our back office structure supporting our General MROP sales has high fixed costs and we cannot be sure that sales levels will continue to support that structure.

     We have significant fixed costs including costs related to warehouses dedicated to supporting our General MROP sales. The decline in our 2002 and 2003 General MROP sales was attributable to economic conditions and a loss of market share due primarily to price competition. While we have initiated efforts to increase our General MROP sales, we cannot be sure that those efforts will be successful. If General MROP sales continue to decline, we may not be able to sufficiently reduce our back office cost structure and results of operations may be affected.

The delivery of our services requires highly skilled and specialized employees who are not easy to locate or replace.

     The timely provision of our high-quality services requires an adequate supply of skilled sales and customer service personnel, including the specialists whose expertise is an essential element of both our customer-oriented FPS program and our General MROP business. Accordingly, our ability to implement solutions for our customers depends to a significant degree on our ability to employ the skilled personnel necessary to meet our marketing and servicing requirements. From time to time, we have experienced difficulty in attracting or retaining sufficient numbers of qualified personnel. As a result, our operating costs may be adversely affected by turnover in such positions. We cannot be assured that we will be able to maintain an adequately skilled sales and customer service force or that our labor expenses will not increase as a result of a shortage in the supply of such skilled personnel.

We rely heavily on our senior management and the expertise of management personnel.

     Our operations will depend for the foreseeable future on the efforts of our executive officers, regional presidents, and our other senior management. Our business and prospects could be adversely affected if these persons, in significant numbers, do not perform their key roles as expected or leave the company, and we are unable to attract and retain qualified replacements.

We continue to rely upon our three regional management information systems for our internal management information and related functions, which could adversely affect our operations until we can implement our centralized data management system.

     We utilize and are dependent upon the information and operating systems of our three regional platforms for many functions, including procurement of products, financial reporting and analysis, and inventory control, among others. In addition, our proprietary FPS software programs are not fully integrated with any of our regional platforms. Although we have put control mechanisms in place to avoid delays, disruptions, and unanticipated expenses until we implement, integrate, and operate centralized systems, these problems may occur and could have a material adverse effect on our operations. In addition, we will not be able to achieve the full benefit of certain contemplated operating efficiencies until we have fully implemented our centralized data management information and operating systems and integrated our proprietary FPS software programs into those systems.

Our ability to sell our services and products in the quantity we desire depends heavily upon the operations levels of our customers and the economic factors that affect them.

     Some of the primary markets for the products and services we sell are subject to cyclical fluctuations that generally affect demand for industrial and consumer durable goods that the users of MROP supplies produce. Consequently, the demand for our services and products has been and will continue to be influenced by most of the same regional, national, or even international economic factors that affect the demand for and production of such goods. When our customers or prospective customers reduce their production levels in response to lower demand for their products, as happened in the recent economic downturn, they have less need for MROP supplies and may delay or slow (or even cancel) orders for MROP products or services.

     The current economic environment continues to be adverse for many customers to whom we have historically sold larger amounts of MROP products and services. Specifically, customers in industries such as the aerospace, energy and automotive industries reduced production significantly throughout 2002 and 2003. As a result, these customers did not need our products at their historical levels and curtailed some purchases from us. Unless and until these economic conditions dissipate, our results of operations will continue to be adversely impacted.

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

     Competition in the MROP supplies industry may increase in other ways as well. For example, other distributors are consolidating to achieve economies of scale and increase efficiencies, which may strengthen their competitive position relative to us. In addition, new competitors, of which we are not currently aware, may emerge, further increasing competition.

     Some of our competitors presently sell some of the same products we sell at lower prices than we offer. Moreover, we compete on the basis of our ability to design and implement Flexible Procurement Solutions that will enable our customers to achieve productivity improvements and reduce costs overall, rather than seeking simply to offer the lowest price for any particular MROP item. While we believe such FPS services are increasingly attractive to more customers, we cannot assure you that we will be able to compete successfully if such low unit-cost suppliers become predominant in our target markets.

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

Item 2. Description of Facilities.

     Currently, we own five and lease 39 operating properties in 43 cities in the United States for our warehouse, sales, and administrative offices. We also lease two properties in a foreign country. Certain property locations contain multiple operations such as a warehouse and a sales office. The facilities range in size from less than 1,000 square feet to over 120,000 square feet. Leases for the facilities expire at various periods between 2004 and 2020. The aggregate annual lease payments for real properties in 2003 was approximately $7.8 million.

     Our corporate offices are located in approximately 7,500 square feet of office space at 950 East Paces Ferry Road, Suite 1575, Atlanta, Georgia. This lease, which we entered into in December 1998, was amended in February 2004, extending the expiration date of the lease to August 31, 2009.

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

	Price Range

	High	Low

2002
First Quarter	$2.93	$1.50
Second Quarter	$3.80	$2.75
Third Quarter	$3.30	$2.70
Fourth Quarter	$3.20	$2.50
2003
First Quarter	$3.20	$2.80
Second Quarter	$3.04	$2.76
Third Quarter	$3.66	$2.90
Fourth Quarter	$6.55	$3.31
2004
First Quarter (through February 16)	$6.20	$5.37

     As of February 16, 2004, there were 174 holders of record of our common stock. Investors who beneficially own our common stock that is held in street name by brokerage firms or similar holders are not included in this number. Accordingly, based upon the quantities of periodic reports requested by such brokerage firms in the past, we believe that the actual number of individual beneficial owners of our common stock exceeds 3,350.

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

Item 6. Selected Financial Data.

     This selected financial data has been derived from our audited consolidated financial statements and should be read in conjunction with such financial statements and the notes thereto, and Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in Item 7 of this Report.

	YEAR ENDED DECEMBER 31,

	2003	2002	2001	2000	1999

		(in thousands, except per share data)
Statements of Income Data:
Net sales(*)	$483,442	$492,450	$514,385	$546,681	$547,935

Gross profit	108,389	109,406	114,521	123,142	124,975
Selling, general, and administrative expenses(**)	101,673	103,298	110,811	115,862	116,488
Impairment, severance, and litigation settlement expense	0	0	0	15,050	5,887

Operating income (loss)	6,716	6,108	3,710	(7,770)	2,600

Accounting change	0	(50,347)	0	0	0
Extraordinary item	0	0	0	(200)	(270)

Net earnings (loss) (excluding accounting change and extraordinary item)***	$2,556	$1,598	$(1,358)	$(9,412)	$(1,619)
Net earnings (loss) (including accounting change but excluding extraordinary item)**	2,556	(48,749)	(1,358)	(9,412)	(1,619)
Net earnings (loss)***	2,556	(48,749)	(1,358)	(9,612)	(1,889)
Earnings (loss) per common share:
Basic and diluted (excluding extraordinary item)***	$0.28	$0.18	$(0.16)	$(1.09)	$(0.19)
Basic (including accounting change but excluding extraordinary item)	0.28	(5.53)	(0.16)	(1.09)	(0.19)
Basic	0.28	(5.53)	(0.16)	(1.11)	(0.22)
Diluted (including accounting change but excluding extraordinary item)**	0.28	(5.44)	(0.16)	(1.09)	(0.19)
Diluted***	0.28	(5.44)	(0.16)	(1.11)	(0.22)
Balance Sheet Data:
Working capital	$75,058	$75,974	$79,907	$94,265	$78,148
Property and equipment, net	7,006	11,274	13,077	15,446	31,538
Total assets	133,145	139,182	201,044	223,958	230,804
Long-term debt, including current portion	26,533	36,363	42,762	53,305	47,953
Stockholders’ equity	$56,593	$52,660	$101,135	$102,115	$112,072

(*)	Net sales reflect accounting changes required by Emerging Issues Task Force Issue No. 00-10: “Accounting for Shipping and Handling Fees and Costs.” Issue No. 00-10 requires that amounts billed to customers as shipping and handling be classified as revenue.

(**)	The Company reclassified amortization of deferred loan costs from selling, general, and administrative expenses to interest expense. For the years ended December 31, 2002, 2001, 2000, and 1999 the amounts reclassified were $360, $317, $139, and $175, respectively.

(***)	On January 1, 2002, we adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” and recorded a charge of $50,347 for impairment of goodwill. If we had applied the non-amortization provisions of SFAS No. 142 prior to January 1, 2002, net earnings and diluted earnings per share would have increased by approximately $1,289 ($0.15 per share), $1,289 ($0.15 per share), and $1,241 ($0.15 per share), for the years ended December 31, 2001, 2000, and 1999, respectively.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

     In the following discussions, most percentage and dollar amounts have been rounded to aid presentation; as a result, all such figures are approximations. References to approximations have generally been omitted.

General Trends Affecting our Operations

     In the last several years, we believe that MROP requirements of large and middle-market companies have moved towards a need for services that are customized for each company. In many cases, our customers’ needs are centered upon reducing overall MROP costs and increasing operating efficiencies. As a result, we have targeted sales through our FPS program as the principal growth area of our business, and our resulting services for many customers extend well beyond the traditional business of supplying MROP products on a timely basis at a favorable price.

     In connection with distributing a full line of MROP products to meet the needs of manufacturers and other industrial users, we offer to our customers a wide range of specialized services through our FPS program that relate to product selection and application and the customer’s production processes that affect the utilization and costs of MROP supplies. These service offerings include storeroom management (commonly referred to as integrated supply), commodity management, bar code inventory replenishment, vending machines, e-business solutions and consulting services, among others. We were among the first MROP suppliers to offer these types of storeroom management arrangements to customers who desired to outsource all (or a substantial portion) of their MROP procurement and management functions. Drawing upon our experiences with storeroom management and specialized procurement and fulfillment services and our product knowledge, we have expanded our FPS program to meet the growing demand for a wide variety of MROP service offerings. We believe that demand for FPS is increasing, and we have positioned our sales and marketing efforts to focus on FPS as a major business strategy. We believe the success of our FPS-focused strategy will depend in major part on the successful refocusing and training of our sales and marketing personnel as well as our successful design and implementation of MROP procurement solutions that customers desire.

     As discussed elsewhere in this report, FPS is both a program comprising services that we offer to our customers as well as our approach to providing those services and MROP products. In the FPS program, we design and implement solutions individually tailored to accommodate each customer’s particular MROP needs. While FPS sales and marketing is now our major strategic focus, we will continue to focus substantial attention on general sales of MROP products from stock or on a special order basis (non-stock) especially to the mid-market customer segment. General MROP sales have historically been our principal source of revenue, and we expect that they will remain a source of substantial revenue, even as we increase our FPS sales.

     A summary review of our sales results for the past three years reflects the trend we see with respect to the demand for FPS services among our MROP customers, which we believe supports our recognition of a similar trend within the industry in general. In contrast to our presentation of sales results in prior years, we have reclassified consigned inventory sales from FPS revenues to General MROP sales in this report. We made this change because we believe only sales of our products, which include “value-added” services, should be included in our FPS revenues. Revenues for all periods presented are comparable.

     Our total sales for 2003, 2002, and 2001 were $483.4 million, $492.5 million, and $514.4 million, respectively. Of these amounts, FPS sales (including sales pursuant to storeroom management arrangements) have increased steadily, both in dollar value (even as total sales have declined) and as a percentage of total sales, as reflected in the following table. We expect the upward trend in FPS sales to continue for the foreseeable future.

	Year Ended December 31,

	2003		2002		2001

	Net Sales	% of Total	Net Sales	% of Total	Net Sales	% of Total

			(dollars in millions)
FPS Sales, including storeroom management	$250.6	51.8%	$219.7	44.6%	$171.4	33.3%
General MROP Sales	232.8	48.2%	272.8	55.4%	343.0	66.7%

Total Net Sales	$483.4	100.0%	$492.5	100.0%	$514.4	100.0%

Certain Effects of our Increasing FPS Sales

     We expect that our FPS sales will continue to increase, especially as a percentage of aggregate sales relative to General MROP sales. We expect this will occur in large part from the addition of new FPS customers. We also expect the purchasing patterns of our FPS customers to evolve and change as economic conditions change. As a result of these expected changes in our FPS sales, we may experience changes relative to prior years in measures such as (1) our cost of sales as a percentage of net sales and (2) our selling, general and administrative expenses as a percentage of net sales.

     These measures may change because of the nature of the revenue and cost components associated with FPS sales and General MROP sales. Specifically, in FPS arrangements in which we become the exclusive or primary supplier of a large volume of MROP products to a customer (as occurs with a storeroom management contract), we may include management fee revenues designed to cover our administrative and overhead costs and performance based revenues where we share a portion of the cost savings we obtain for our customer, commonly referred to as ‘gain sharing.’ In addition, we may offer volume discounts on products to the customer as part of the overall arrangement to achieve mutually beneficial results for the customer and us. In FPS arrangements where we derive a portion of our revenues from management fees, the mix of product sales versus management fee and gain sharing revenues can cause our gross margin as a percentage of net sales to be higher even if our product sales are lower. Conversely, product discounts will yield a slightly lower gross margin from FPS sales as product volume increases relative to service and gain sharing revenues. The additional revenue sources from FPS arrangements will tend to increase gross margins if product volume under these arrangements remains the same relative to General MROP sales.

     Currently, our FPS arrangements typically yield a lower gross margin as a percentage of sales (due to increased product volume) than General MROP sales; however, these arrangements yield a higher operating margin than General MROP sales because our selling, general and administrative expenses are lower and more variable in FPS arrangements. At our storeroom management sites, many of our procurement support functions are performed at the customer’s facility. We therefore incur relatively low fixed costs as a percentage of total costs at storeroom management sites in comparison to our General MROP business, which has a higher fixed cost structure. In addition, the costs of our associates are billed to our customers at most of our storeroom management sites. Because our selling, general and administrative expenses at storeroom management arrangements are variable, we can control them relative to the volume and activity of the site. This control over expenses leads to higher operating margins in storeroom management arrangements. To a lesser extent than with storeroom management arrangements, we may experience similar effects in connection with other FPS services arrangements.

Results of Operations

     The following table sets forth a summary of our operating data and shows this data as a percentage of net sales for the periods indicated:

	Year Ended December 31,

	2003		2002		2001

			(dollars in thousands)
Net sales	$483,442	100.0%	$492,450	100.0%	$514,385	100.0%
Cost of sales	375,053	77.6%	383,044	77.8%	399,864	77.7%

Gross profit	108,389	22.4%	109,406	22.2%	114,521	22.3%
Selling, general, and administrative expenses	101,673	21.0%	103,298	21.0%	110,811	21.6%

Operating income	6,716	1.4%	6,108	1.2%	3,710	0.7%
Interest expense	2,278	0.5%	3,270	0.6%	4,766	0.9%
Interest income	(21)	0.0%	(3)	0.0%	(31)	0.0%
Other (income) loss, net	(30)	0.0%	(23)	0.0%	(14)	0.0%

Earnings (loss) before taxes and cumulative effect of accounting change	4,489	0.9%	2,864	0.6%	(1,011)	(0.2%)
Provision for income taxes	1,933	0.4%	1,266	0.3%	347	0.1%

Earnings (loss) before cumulative effect of accounting change	2,556	0.5%	1,598	0.3%	(1,358)	(0.3%)
Cumulative effect of accounting change	0	0.0%	(50,347)	(10.2%)	0	0.0%

Net earnings (loss)	$2,556	0.5%	$(48,749)	(9.9%)	$(1,358)	(0.3%)

2003 Compared to 2002

     Net sales decreased $9.0 million, or 1.8%, from $492.5 million in 2002 to $483.4 million in 2003. The decline in sales was directly related to the prolonged downturn in the economy that affected most of our customer base, but especially our customers in the energy, aerospace and automotive industries. Many customers in manufacturing sectors reduced production levels further and experienced more extended plant shutdowns as compared to the prior year. In addition, many local competitors offered discounted prices that appeared more favorable to some customers than ours, resulting in our loss of market share. As a result of these factors, our General MROP revenues decreased $40.0 million, or 14.7%, from $272.8 million in 2002 to $232.8 million in 2003. Partially offsetting the decline in General MROP sales, our total FPS sales increased by $30.9 million, or 14.1%, from $219.7 million in 2002 to $250.6 million in 2003. FPS sales as a percentage of total sales increased to 51.8%, as compared to 44.6% in the prior year. Specifically, storeroom management sales accounted for $192.1 million or 39.7% of total sales. During the year, we added 13 new storeroom management sites at six new customers. We currently manage 105 storeroom management sites for 59 customers.

     Cost of sales decreased by $8.0 million, or 2.1%, from $383.0 million in 2002 to $375.1 million in 2003. As a percentage of net sales, cost of sales decreased slightly from 77.8% in 2002 to 77.6% in 2003. Inventory reserve expense, which decreased by $1.0 million due to our success in return-to-vendor programs, was the primary driver of the decrease in cost of goods sold as a percentage of net sales.

     Selling, general, and administrative expenses decreased $1.6 million, or 1.6%, from $103.3 million in 2002 to $101.7 million in 2003; but as a percentage of net sales, such expenses remained constant due to lower sales volume. In 2003, we decreased selling, general and administrative expenses despite the cessation of the company-wide furloughs program, which generated $1.3 million in temporary savings in 2002. Excluding the effect of furloughs in 2002, selling, general, and administrative expenses decreased by $2.9 million, or 2.8%, as compared to 2002. Salaries and benefits, excluding the effect of furloughs, were stable as compared to the prior year as we were able to maintain the savings realized in 2002 resulting from headcount reductions made. Overall, the reduction in selling, general, and administrative expenses in 2003 was the combined result of lower bad debt expense of $1.1 million, lower information technology and telecommunications expense of $0.7 million due to contract renegotiations, and a $0.7 million reduction in delivery and freight expense. Additionally, in 2003 we realized savings in occupancy costs associated with our facility rationalization program of $0.3 million.

     Operating income increased $0.6 million, or 10.0%, from $6.1 million in 2002 to $6.7 million in 2003. This result was primarily attributable to the reduction of selling, general and administrative expenses from 2002 to 2003, which was partially offset by the reduction in our sales volume.

     Interest expense decreased by $1.0 million, or 30.3%, from $3.3 million in 2002 to $2.3 million in 2003. The significant savings in interest expense was attributable to a 0.9% decrease in the average monthly interest rate on our credit facility since December 31, 2002, as a result of lower LIBOR rates; favorable pricing associated with our debt agreement renewal in May 2003; and a reduction in long-term debt of $9.4 million from $35.7 million on December 31, 2002 to $26.3 million on December 31, 2003. Furthermore, we realized additional savings of $0.1 million due to the pay-off of the premium financing agreement.

     The provision for income taxes increased by $0.7 million from $1.3 million in 2002 to $1.9 million in 2003, as a result of more profitable operations in the current year. Our tax rate decreased from 44.2% in 2002 to 43.1% in 2003.

     On January 1, 2002 we adopted SFAS No.142, which resulted in a non-cash charge to write-off goodwill net of accumulated amortization of $50.3 million, which was recorded as a cumulative effect of accounting change.

     2002 Compared to 2001

     Net sales decreased $21.9 million, or 4.3%, from $514.4 million in 2001 to $492.5 million in 2002. The weak economic conditions that our customers experienced in 2001 continued to impact their operations throughout 2002. Most significantly, our customers in the commercial aerospace and energy industries, and consequently, secondary suppliers to those industries, were adversely affected by the softness in the economy. Our broader customer base experienced declines in production due to employee layoffs and plant closures. An increase in the number of our FPS customers and related revenues mitigated the impact of these economic conditions. Total FPS sales increased 28.2% to $219.7 million in 2002 as compared to $171.4 million in 2001. As a percentage of total sales, FPS sales were 44.6% and 33.3% in 2002 and 2001, respectively. The increase in FPS sales was primarily a result of new FPS customers and storeroom management sites implemented as compared to 2001. In 2002, we added 16 new storeroom management sites at three new customers. A significant majority of new FPS sales were from customers with whom we did not have a prior relationship.

     Cost of sales decreased $16.8 million, or 4.2%, from $399.9 million in 2001 to $383.0 million in 2002. As a percentage of net sales, however, cost of sales essentially remained stable in 2002 as compared to 2001, despite the shift in sales mix towards FPS. During 2002, we were able to increase our gross margins on FPS sales due to better pricing on new FPS contracts and reduced product requirements at many of our FPS customers, which resulted in an increase in management fee revenues as a total percentage of our total FPS revenues. We were also able to improve pricing on our General MROP sales during 2002. The slight increase in cost of sales as a percentage of net sales from 77.7% in 2001 to 77.8% in 2002 was attributable to increased inventory reserves and freight costs in 2002, as well as lower rebates and purchase discounts as a result of reduced purchase activity. In 2002, we increased inventory reserves by approximately $1.0 million, as compared to approximately $0.7 million in 2001.

     Selling, general, and administrative expenses decreased $7.5 million, or 6.8%, from $110.8 million in 2001 to $103.3 million in 2002, and as a percentage of sales decreased from 21.6% in 2001 to 21.0% in

2002. In 2002, we lowered our selling, general, and administrative expenses, partially due to the adoption and change in accounting principle associated with SFAS No. 142, which eliminated the amortization expense associated with goodwill during 2002, which was approximately $1.4 million. Excluding the effect of this accounting change, selling, general and administrative expenses decreased $6.1 million, or 5.5%, from 2001 to 2002. The additional decrease in selling, general, and administrative expenses in 2002 was primarily due to the result of lower personnel costs, which decreased $3.5 million in 2002 as compared to 2001. The reduction in personnel costs resulted from savings from company-wide furloughs of $1.3 million, and savings from changes in employee benefits and modifications to the compensation program of $0.3 million. In total these programs amounted to $1.6 million in savings in 2002, as compared to $2.4 million in 2001. We were able to turn these one-time reductions into permanent selling, general, and administrative expense savings. We accomplished this in large part through a 5.3% reduction in average headcount over the duration of 2002. In addition, we reduced variable selling expenses by approximately $1.0 million, primarily associated with the decrease in sales volume, and lower levels of operating and administrative costs in conjunction with our company-wide initiative to limit discretionary spending. We also realized savings in 2002 due to a reduction in occupancy costs associated with our facility rationalization program of $0.5 million, and a reduction in depreciation expense of $0.5 million. The reductions noted above were partially offset by an increase in bad debt expense related to trade and other receivables of approximately $0.4 million.

     Operating income increased $2.4 million, or 64.6%, from income of $3.7 million in 2001 to income of $6.1 million in 2002. This result was primarily attributable to the reduction of selling, general and administrative expenses from 2001 to 2002, which was partially offset by the reduction in our sales volume.

     Interest expense decreased by $1.5 million from $4.8 million in 2001 to $3.3 million in 2002. The decrease in interest expense as compared to 2001, was primarily attributable to the decrease in the interest rate on the credit facility of 1.8% from December 31, 2001 to December 31, 2002, as a result of a decrease in LIBOR rates and a reduction in long-term debt of $6.3 million from December 31, 2001 to December 31, 2002.

     In 2002, we had more profitable operations as compared to prior year, which resulted in an increase in provision for income taxes of $0.9 million from $0.3 million in 2001 to $1.3 million in 2002.

     On January 1, 2002 we adopted SFAS No. 142, which resulted in a non-cash charge to write-off goodwill net of accumulated amortization of $50.3 million, which was recorded as a cumulative effect of accounting change.

Liquidity and Capital Resources

     Capital Availability and Requirements

     At January 31, 2004, our total working capital was $80.2 million, which included $0.3 million in cash and cash equivalents. We had an aggregate of $66.7 million of borrowing capacity under our $100 million revolving credit facility with a syndicate of commercial banks (the “Credit Facility”). Based upon our asset base and outstanding borrowings under the Credit Facility, we had borrowing capacity of $23.4 million.

     Our Credit Facility was recently amended on May 28, 2003 to extend its term to May 28, 2006 from March 31, 2004. The Credit Facility may be used for operations and acquisitions, and provides $5 million for swinglines and $10 million for letters of credit. Amounts outstanding under the Credit Facility bear interest at either the lead bank’s corporate rate or LIBOR, plus applicable margins, as we may select from time to time. We incur a fee between 25 and 37.5 basis points on the average daily-unused capacity during the term. Assets of all our subsidiaries secure the Credit Facility. We are also subject to certain financial covenants regarding fixed charges coverage, capital expenditures, and tangible net worth, which could affect our borrowing base under the Credit Facility. Our average borrowing rate is 4.4%.

     The principal financial covenants under our Credit Facility require a fixed charge coverage ratio of 1.1:1.0 and capital expenditures of no more than $6.5 million in any twelve-month period. Our fixed charge coverage ratio was 1.8:1.0 at December 31, 2003, and our capital expenditures were $0.5 million for the twelve month period ended December 31, 2003. Our covenants require a minimum tangible net worth of $44.5 million; at December 31, 2003, our tangible net worth was $56.1 million. We are presently in compliance with all covenants under the Credit Facility and anticipate that we will remain in compliance with the covenants.

     The table below outlines our contractual cash obligations, excluding interest, as they come due.

	Payments Due by Period (in thousands)

Contractual Obligations	Total	2004	2005	2006	2007	2008	Thereafter

Long Term Debt	$26,533	$185	$118	$25,934	$60	$48	$188
Operating Leases	$28,983	$4,937	$4,146	$3,465	$2,961	$2,614	$10,860

Total Contractual Cash Obligations	$55,516	$5,122	$4,264	$29,399	$3,021	$2,662	$11,048

     Our principal ongoing capital requirements at the present time are for servicing our outstanding debt as reflected in the above table, carrying inventory and accounts receivable, and purchasing and upgrading information technology and equipment. We believe that cash flow from operations and the use of available capacity under our Credit Facility will be adequate to meet our obligations set forth above and to fund both our current operations and anticipated internal expansion for at least the current year. We may consider a strategic acquisition opportunity if presented; in such case, cash financing would probably be necessary, and we would need approval from our current lenders or access to other capital sources in order to do so.

     Purchase orders or contracts for the purchase of inventory and other goods and services are not included in the table above. We are not able to determine the aggregate amount of such purchase orders that represent contractual obligations, as purchase orders may represent authorizations to purchase rather than binding agreements. Our purchase orders are based on our current distribution needs and are fulfilled by our vendors within short time horizons. We do not have significant agreements for the purchase of inventory or other goods specifying minimum quantities or set prices that exceed our expected requirements for three months.

     Analysis of Cash Flows

     On a historical basis, net cash provided by operating activities for fiscal years 2003, 2002, and 2001 was $7.4 million, $10.4 million, and $11.3 million, respectively. In 2003, cash flow from operations was provided primarily from accounts receivable as a result of improved working capital management and a decline in sales volume, and from inventory specifically through the rationalization of facilities and product management programs. Cash was used by accounts payable because we lowered purchases to adjust to current sales levels. When compared to 2002, cash flow from operating activities decreased due to the decline in business activity and corresponding working capital needs. Cash flow from operations decreased from 2001 to 2002 primarily due to business activity and the receipt of $3.4 million in federal income tax refunds in 2001.

     Net cash provided by (used in) investing activities for fiscal years 2003, 2002, and 2001 was $2.6 million, ($0.5 million), and ($0.4 million), respectively. During 2003, we received cash of $3.0 million, net of closing costs, as a result of the sale of three facilities. Cash used for capital expenditures in 2003 was $0.5 million as compared to $0.6 million in 2002. During 2002 and 2001, we used cash in investing activities primarily for the purchase of property and equipment.

     Net cash used in financing activities for fiscal years 2003, 2002, and 2001 was $10.1 million, $9.9 million, and $14.0 million, respectively. Our primary use of cash in financing activities in 2003 was for repayment of borrowings under our Credit Facility and payments under our management liability insurance. Additionally, in 2003 we used $1.2 million of cash to retire a mortgage associated with the sale of a facility. As compared to 2002, there was a reduction in cash used to pay for the premium finance arrangement which was retired in March 2003. These reductions were offset by an increase in cash used for net repayments of borrowings on our Credit Facility and long-term debt repayments. The decrease in cash used in financing activities from 2001 to 2002 was a result of lower net repayments of long-term debt in 2002 as compared to 2001.

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

     Evaluation of the Recovery of Goodwill

     We adopted Statement of Financial Accounting Standard No. 142, “Goodwill and Intangible Assets” (“SFAS No. 142”) on January 1, 2002. SFAS No. 142 requires companies to discontinue the amortization of goodwill and to apply an impairment only approach. This approach requires the use of valuation techniques and methodologies significantly different than the undiscounted cash flow approach that we previously followed.

     As a result of the adoption of SFAS No. 142, we recorded a non-cash charge of approximately $50.3 million as a cumulative effect of accounting change in the first quarter of fiscal 2002. Application of the non-amortization provisions of SFAS No. 142 resulted in an increase in net earnings of $1.3 million ($0.14 per diluted share) for 2002. We tested goodwill for impairment using the two-step process prescribed in SFAS No. 142 in the first quarter of 2002. The first step was a screen for potential impairment, while the second step measured the amount of the impairment, if any. Our assessment was based on estimates of the enterprise fair value using a combination of discounted cash flow, market multiple, and comparable transaction approaches which reflect changes in certain assumptions since the date of the acquisitions, and the identification of qualifying intangibles. As a result of the adoption of SFAS No. 142 in 2002, there was no impact on net earnings for 2003, other than the application of the non-amortization provisions which were applied beginning January 1, 2002.

A reconciliation of net earnings (loss) and earnings (loss) per common share, adjusted to exclude goodwill amortization expense, net of tax, for the periods prior to adoption and the cumulative effect of accounting change recognized in the prior period, is as follows (in thousands, except share data):

	2003	2002	2001

Net earnings (loss)	$2,556	$(48,749)	$(1,358)
Amortization of goodwill, net of tax	0	0	1,289
Cumulative effect of accounting change	0	50,347	0

Adjusted net earnings (loss)	$2,556	$1,598	$(69)

Basic:
Net earnings (loss) per common share	$0.28	$(5.53)	$(0.16)
Amortization of goodwill, net of tax	0	0	0.15
Cumulative effect of accounting change, per common share	0	5.71	0

Adjusted earnings (loss) per common share	$0.28	$0.18	(0.01)

Diluted:
Net earnings (loss) per common share	$0.28	$(5.44)	$(0.16)
Amortization of goodwill, net of tax	0	0	0.15
Cumulative effect of accounting change, per common share	0	5.62	0

Adjusted earnings (loss) per common share	$0.28	$0.18	$(0.01)

     Allowance for Doubtful Accounts — Methodology

     We have established an allowance for uncollectible accounts based on our collection experience and an assessment of the collectibility of specific accounts. We evaluate the collectibility of accounts receivable based on a combination of factors. Initially, we estimate an allowance for doubtful accounts as a percentage of accounts receivable based on historical collections experience. This initial estimate is periodically adjusted when we become aware of a specific customer’s inability to meet its financial obligations (e.g., bankruptcy filing) or as a result of changes in the overall aging of accounts receivable. We do not believe our estimate of the allowance for doubtful accounts is likely to be adversely affected by any individual customer, since our customers are geographically disbursed and we have no individually significant customers. We recorded bad debt expense of $0.8 million, $2.1 million, and $0.9 million in 2003, 2002, and 2001, respectively. During 2003, 2002, and 2001, we wrote off $0.3 million, $0.5 million, and $0.5 million, respectively, against our reserves for accounts receivable. Our reserve for accounts receivable was approximately $3.7 million and $3.2 million at December 31, 2003 and 2002, or 6.1% and 5.2% of gross receivables, respectively.

     Inventories — Slow Moving and Obsolescence

     In connection with certain contracts, we maintain certain special inventories for specific customers’ needs. In certain contracts, the customers are required to purchase the special inventory at the point in time in which the inventory reaches a certain age. However, for other customer relationships and inventories, we are not protected from the risk of inventory loss. In such cases, we rely on available return privileges with vendors, if any. Therefore, in determining the net realizable value of inventories, we identify slow moving or obsolete inventories that (1) are not protected by our customer agreements from risk of loss, and (2) are not eligible for return under various vendor return programs. Based upon these factors, we estimate the net realizable value of inventories and record any necessary adjustments as a charge to cost of sales. If our inventory return privileges were discontinued in the future, or if customers were unable to honor the provisions of certain contracts that protect us from inventory losses, our risk of loss associated with obsolete or slowing moving inventories would increase. During 2003, 2002, and 2001, we expensed $0.0 million, $1.0 million, and $0.7 million to increase inventory reserves. We wrote off $1.1 million, $1.7 million, and $2.3 million against our reserves for excess and obsolete inventories during 2003, 2002, and 2001, respectively. Our reserve for obsolete and slowing moving inventories was approximately $5.6 million and $6.7 million at December 31, 2003 and 2002, or 9.1% and 10.4% of gross inventories, respectively. The $1.1 million reduction of our reserve in 2003 is primarily attributable to our success in returning certain excess inventories to vendors.

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

     Deferred Income Tax Assets

     We have net deferred tax assets, which are subject to periodic recoverability assessments. The factors used to assess the likelihood of realization of these net deferred tax assets are the reversal of taxable temporary differences, our forecast of future taxable income, which is based upon estimates and assumptions, and available tax planning strategies that could be implemented to realize the net deferred tax assets. On the basis of the improved operating results and projections for future taxable income, we believe it is more likely than not that our future operations will generate sufficient taxable income to realize our net deferred tax assets. If these estimates and related assumptions change in the future, we may be required to record an additional valuation allowance against our deferred tax assets resulting in additional income tax expense in our consolidated statement of operations. We evaluate the realizability and appropriateness of our deferred tax assets and liabilities quarterly and assess the need for any valuation allowance against deferred tax assets. Future tax benefits associated with deductible goodwill amortization for tax purposes have been fully reserved with a valuation allowance primarily due to the extended reversal period and the uncertainty of projecting future taxable income over this period. We have also provided a valuation allowance for certain state net operating loss carryforwards. In the future, if it becomes more likely than not that we will be able to utilize certain deferred tax benefits that are presently reserved with a valuation allowance, we may adjust the valuation allowance resulting in a reduction in income tax expense.

     Self insurance and related reserves

     We are self-insured for certain losses relating to group health, worker’s compensation and casualty losses, subject to stop loss limits. We utilize third party administrators to process and administer all related claims. We accrue an estimate for incurred but not reported claims and related expenses based upon historical experience. The accrual for incurred but not reported claims totaled approximately $1.8 million at December 31, 2003 and $1.5 million at December 31, 2002. The accuracy of our accrual for incurred but not reported claims is entirely dependent on future events which are subject to change. Because we are self-insured, an increase in the volume or severity of claims in the future may cause us to record additional expense which was not estimable at December 31, 2003. We are not aware of any increasing volume or severity of individual claims.

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

Item 8. Financial Statements and Supplementary Data.

     The information required to be provided by this item is found on pages F-1 through F-23 of this Report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Procedures.

     None.

Item 9A. Controls and Procedures.

     An evaluation was performed under the supervision and with the participation of our management, including our President and Chief Executive Officer and our Senior Vice President and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-14(c) under the Securities Exchange Act of 1934 (the “Act”) as of the end of the period covered by this report. Based on that evaluation, our President and Chief Executive Officer and our Senior Vice President and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report in accumulating and communicating information to our management, including our President and Chief Executive Officer and our Senior Vice President and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures of that information under the Securities and Exchange Commission’s rules and forms and that our disclosure controls and procedures are designed to ensure that the information we are required to disclose in reports that we file or submit under the Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

PART III

Item 10. Directors and Executive Officers of the Registrant.

     The information contained under the heading “Election of Directors” in the definitive Proxy Statement to be used in connection with the solicitation of proxies for the Company’s 2004 Annual Meeting of Stockholders, to be filed with the Commission, is incorporated herein by reference. Pursuant to instruction 3 to paragraph (b) of Item 401 of Regulation S-K, information relating to the executive officers of the Company is included in Item 1 of this Report.

Item 11. Executive Compensation.

     The information contained under the heading “Executive Compensation” in the definitive Proxy Statement to be used in connection with the solicitation of proxies for the Company’s 2004 Annual Meeting of Stockholders, to be filed with the Commission, is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

     The information contained under the headings “Voting Securities and Principal Stockholders” and “Equity Compensation Awards” in the definitive Proxy Statement to be used in connection with the solicitation of proxies for the Company’s 2004 Annual Meeting of Stockholders, to be filed with the Commission, is incorporated herein by reference. For purposes of determining the aggregate market value of the Company’s voting stock held by nonaffiliates, shares held by all directors and executive officers of the Company have been excluded. The exclusion of such shares is not intended to, and shall not, constitute a determination as to which persons or entities may be “affiliates” of the Company as defined by the Commission.

Item 13. Certain Relationships and Related Transactions.

     The information contained under the heading “Certain Transactions” in the definitive Proxy Statement to be used in connection with the solicitation of proxies for the Company’s 2004 Annual Meeting of Stockholders, to be filed with the Commission, is incorporated herein by reference.

Item 14. Principal Accountants Fees and Services

     The information contained under the heading “Independent Auditors” in the definitive Proxy Statement to be used in connection with the solicitation of proxies for the Company’s 2004 Annual Meeting of Stockholders, to be filed with the Commission, is incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a)	The following financial statements and notes thereto are filed as part of this Report:

1.	Financial Statements

Report of Independent Auditors
Consolidated Balance Sheets as of December 31, 2003 and 2002.
Consolidated Statements of Operations for the years ended December 31, 2003, 2002, and 2001.
Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2003, 2002, and 2001.
Consolidated Statements of Cash Flows for the years ended December 31, 2003, 2002, and 2001.
Notes to Consolidated Financial Statements and Schedule for the years ended December 31, 2003, 2002, and 2001.
2.	Financial Statement Schedules

Schedule II — Valuation and Qualifying Accounts

All other schedules have been omitted because the information required is either included in the financial statements or notes or is not required.

(b)	Reports on Form 8-K

We filed the following report on Form 8-K during the last quarter of the fiscal year ended December 31, 2003:

Current Report on Form 8-K, dated November 4, 2003, Item 7 – Financial Statements, Pro Forma Financial Information and Exhibits and Item 12 – Results of Operations and Financial Condition

(c)	Exhibits

The exhibits set forth below are required to be filed with this Report pursuant to Item 601 of Regulation S-K:

Exhibit
Number	Description of Exhibit

3.1	Certificate of Incorporation, as amended, of the Company (filed as Exhibit 3.1 of the Company’s Registration Statement on Form S-1 (File No. 333-36233) is hereby incorporated by reference)

3.2	Bylaws of the Company (filed as Exhibit 3.2 of the Company’s Registration Statement on Form S-1 (File No. 333-36233) is hereby incorporated by reference)

4.1	Form of Common Stock Certificate of the Company (filed as Exhibit 4.1 of the Company’s Registration Statement on Form 8-A (File No. 001-13195) on August 31, 2000 is hereby incorporated by reference)

4.2	Certificate of Designation (filed as Exhibit 4.2 of the Company’s Current Report on Form 8-K (File No. 001-13195) is hereby incorporated by reference)

(*)10.1(a)	Industrial Distribution Group, Inc. Stock Incentive Plan (filed as Exhibit 10.5 of the Company’s Registration Statement on Form S-1 (File No. 333-36233) is hereby incorporated by reference)

(*)10.1(b)	Amendment No. 1 to Industrial Distribution Group, Inc. Stock Incentive Plan (filed as Exhibit 10.5b) of the Company’s Annual Report on Form 10-K (File

Exhibit
Number	Description of Exhibit

No. D01-131950) on March 31, 1999 is hereby incorporated by reference)

(*)10.2	Form of Indemnification Agreement entered into between the Company and each of the executive officers and directors of the Company (filed as Exhibit 10.9 of the Company’s Registration Statement on Form S-1 (File No. 333-36233) is hereby incorporated by reference)

10.3	Lease Agreement dated July 30, 1998 by and between Andrew B. and Stephanie A. Shearer and Shearer Industrial Supply Co. (filed as Exhibit 10.12 of the Company’s Registration Statement on Form S-1 (File No. 333-51851) is hereby incorporated by reference)

(*)10.4	Industrial Distribution Group, Inc. Management Incentive Program (filed as Exhibit 10.14 of the Company’s Annual Report on Form 10-K (File No. 001-13195) on March 31, 1999 is hereby incorporated by reference)

10.5	Credit Agreement dated December 22, 2000 by and between the Company, the lenders listed therein, and First Union National Bank (filed as Exhibit 10.6 of the Company’s Annual Report on Form 10-K (File No. 001-13195) on March 28, 2001 is hereby incorporated by reference)

10.5(b)	Credit Agreement Amendment dated August 1, 2001 by and between the Company, the lenders listed therein, and First Union National Bank (filed as Exhibit 10.5(b) of the Company’s Annual Report on Form 10-K (File No. 001-13195) on March 29, 2002 is hereby incorporated by reference)

10.5(c)	Second Amendment to Credit Agreement dated May 28, 2003 by and between the Company, Wachovia Bank, National Association (formerly First Union National Bank) and the lenders listed therein (filed as Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q (File No. 001-13195) on July 31, 2003 is hereby incorporated by reference)

10.6	Rights Agreement dated as of August 28, 2000 by and between the Company and American Stock Transfer & Trust Company (filed as Exhibit 10.1 of the Company’s Registration Statement on Form 8-A (File No. 001-13195) on August 31, 2000 is hereby incorporated by reference)

(*)10.7	Form of Restricted Stock Agreements (filed as Exhibit 10.7 of the Company's Annual Report on Form 10-K (File No. 001-13195) on March 21, 2003 is hereby incorporated by reference)

21.1	Subsidiaries of the Company

23.1	Consent of Ernst & Young LLP

31.1	Certification of Chief Executive Officer with respect to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003.

31.2	Certification of Chief Financial Officer with respect to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003.

32.1	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of United States Code by Chief Executive Officer with respect to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003.

32.2	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of United States Code by Chief Financial Officer with respect to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003.

(*) Management contract or compensatory plan or arrangement required to be filed as an exhibit.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(a) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Atlanta, State of Georgia, on the 1st day of March 2004.

INDUSTRIAL DISTRIBUTION GROUP, INC.

By:	[/s/ ] Andrew B. Shearer

Andrew B. Shearer
President and Chief Executive Officer

SIGNATURE	POSITION

[/s/ ] Andrew B. Shearer

Andrew B. Shearer	President, Chief Executive Officer, and Director
(Principal Executive Officer)

[/s/ ] Jack P. Healey

Jack P. Healey	Senior Vice President, Chief Financial Officer, and
Secretary (Principal Financial and Accounting Officer)

[/s/ ] Richard M. Seigel

Richard M. Seigel	Chairman of the Board

[/s/ ] David K. Barth

David K. Barth	Director

[/s/ ] William J. Burkland

William J. Burkland	Director

[/s/ ] William R. Fenoglio

William R. Fenoglio	Director

[/s/ ] William T. Parr

William T. Parr	Director

[/s/ ] George L. Sachs, Jr.

George L. Sachs, Jr.	Director

INDEX TO FINANCIAL STATEMENTS

Report of Independent Auditors	F–2
Consolidated Balance Sheets at December 31, 2003 and 2002	F–3
Consolidated Statements of Operations for the Years Ended December 31, 2003, 2002, and 2001	F–4
Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2003, 2002, and 2001	F–5
Consolidated Statements of Cash Flows for the Years Ended December 31, 2003, 2002, and 2001	F–6
Notes to Consolidated Financial Statements and Schedule for the Years Ended December 31, 2003, 2002, and 2001	F–7
Schedule II — Valuation and Qualifying Accounts for the Years Ended December 31, 2003, 2002, and 2001	F–22

F–1

Report of Independent Auditors

To the Stockholders and Board of Directors of
      Industrial Distribution Group, Inc.:

We have audited the accompanying consolidated balance sheets of Industrial Distribution Group, Inc. and Subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2003. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These consolidated financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Industrial Distribution Group, Inc. and Subsidiaries at December 31, 2003 and 2002, and the consolidated results of their operations and their cash flows for each of the three years in the period ending December 31, 2003, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule for the three years ended December 31, 2003, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 2, on January 1, 2002 the Company changed its method of accounting for goodwill. In addition, as discussed in Note 2, on January 1, 2003 the Company changed its method of accounting for stock compensation.

/s/ Ernst & Young LLP

Atlanta, Georgia
February 13, 2004

F–2

INDUSTRIAL DISTRIBUTION GROUP, INC.
AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2003 AND 2002
(in thousands, except share data)

	2003	2002

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$337	$452
Accounts receivable, net	57,107	57,630
Inventories, net	56,011	57,565
Deferred tax assets	5,019	5,489
Prepaid and other current assets	5,598	4,389

Total current assets	124,072	125,525
PROPERTY AND EQUIPMENT, NET	7,006	11,274
INTANGIBLE ASSETS, NET	287	355
DEFERRED TAX ASSETS	784	911
OTHER ASSETS	996	1,117

Total assets	$133,145	$139,182

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$185	$642
Accounts payable	39,173	40,251
Accrued compensation	2,231	1,879
Other accrued liabilities	7,425	6,779

Total current liabilities	49,014	49,551
LONG-TERM DEBT, NET OF CURRENT PORTION	26,348	35,721
OTHER LONG TERM LIABILITIES	1,190	1,250

Total liabilities	76,552	86,522

COMMITMENTS AND CONTINGENCIES (NOTE 10)
STOCKHOLDERS’ EQUITY:
Preferred stock, $0.10 par value per share; 10,000,000 shares authorized, no shares issued or outstanding in 2003 and 2002	0	0
Common stock, $0.01 par value per share; 50,000,000 shares authorized, 9,267,735 shares issued and 9,187,735 outstanding in 2003, 8,940,073 shares issued and 8,860,073 outstanding in 2002	93	89
Additional paid-in capital	99,341	98,052
Unearned compensation	(117)	(201)
Accumulated deficit	(42,724)	(45,280)

Total stockholders’ equity	56,593	52,660

Total liabilities and stockholders’ equity	$133,145	$139,182

The accompanying notes are an integral part of these consolidated balance sheets.

F–3

INDUSTRIAL DISTRIBUTION GROUP, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2003, 2002, AND 2001
(in thousands, except share data)

	2003	2002	2001

NET SALES	$483,442	$492,450	$514,385
COST OF SALES	375,053	383,044	399,864

Gross profit	108,389	109,406	114,521
SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES	101,673	103,298	110,811

Operating income	6,716	6,108	3,710
INTEREST EXPENSE	2,278	3,270	4,766
INTEREST INCOME	(21)	(3)	(31)
OTHER INCOME, NET	(30)	(23)	(14)

EARNINGS (LOSS) BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGE, AND INCOME TAXES	4,489	2,864	(1,011)
PROVISION FOR INCOME TAXES	1,933	1,266	347

EARNINGS (LOSS) BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGE	2,556	1,598	(1,358)
CUMULATIVE EFFECT OF ACCOUNTING CHANGE	0	(50,347)	0

NET EARNINGS (LOSS)	$2,556	$(48,749)	$(1,358)

EARNINGS (LOSS) PER COMMON SHARE:
Basic
Earnings (loss) before cumulative effect of accounting change	$0.28	$0.18	$(0.16)
Cumulative effect of accounting change	0.00	(5.71)	0.00

Net earnings (loss)	$0.28	$(5.53)	$(0.16)

Diluted
Earnings (loss) before cumulative effect of accounting change	$0.28	$0.18	$(0.16)
Cumulative effect of accounting change	0.00	(5.62)	0.00

Net earnings (loss)	$0.28	$(5.44)	$(0.16)

WEIGHTED AVERAGE SHARES:
Basic	8,991,822	8,823,982	8,650,839

Diluted	9,141,049	8,962,003	8,650,839

The accompanying notes are an integral part of these consolidated statements.

F–4

INDUSTRIAL DISTRIBUTION GROUP, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2003, 2002, AND 2001
(in thousands, except share data)

	COMMON STOCK		ADDITIONAL		ACCUMULATED
			PAID-IN	UNEARNED	EARNINGS	TREASURY
	SHARES	AMOUNT	CAPITAL	COMPENSATION	(DEFICIT)	STOCK	TOTAL

BALANCE,
DECEMBER 31, 2000	8,493,360	$85	$97,293	$0	$4,827	$(90)	$102,115
Issuance of shares pursuant to executive restricted stock agreement	25,000	0	63	0	0	0	63
Purchase of treasury stock	(25,000)	0	(35)	0	0	0	(35)
Retirement of treasury stock	(6,773)	0	(90)	0	0	90	0
Sale of shares through employee stock purchase plan	237,597	2	348	0		0	350
Net loss	0	0	0	0	(1,358)	0	(1,358)

BALANCE,
DECEMBER 31, 2001	8,724,184	87	97,579	0	3,469	0	101,135
Issuance of restricted stock pursuant to executive restricted stock agreements	80,000	1	245	(246)	0	0	0
Sale of shares through employee stock purchase plan	133,638	1	224	0	0	0	225
Stock options exercised	2,251	0	4	0	0	0	4
Amortization of unearned compensation	0	0	0	45	0	0	45
Net loss	0	0	0	0	(48,749)	0	(48,749)

BALANCE,
DECEMBER 31, 2002	8,940,073	89	98,052	(201)	(45,280)	0	52,660
Sale of shares through employee stock purchase plan	93,719	1	233	0	0	0	234
Stock options exercised	233,943	3	1,056	0	0	0	1,059
Amortization of unearned compensation	0	0	0	84	0	0	84
Net earnings	0	0	0	0	2,556	0	2,556

BALANCE,
DECEMBER 31,2003	9,267,735	$93	$99,341	$(117)	$(42,724)	$0	$56,593

The accompanying notes are an integral part of these consolidated statements.

F–5

INDUSTRIAL DISTRIBUTION GROUP, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2003, 2002, AND 2001
(in thousands)

	2003	2002	2001

CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings (loss)	$2,556	$(48,749)	$(1,358)

Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation and amortization	2,460	2,810	4,567
Amortization of unearned compensation	84	45	0
Gain on sale of assets	(404)	(43)	(39)
Deferred taxes	597	1,087	444
Income tax benefit of stock options exercised	180	0	0
Impairment of goodwill	0	50,347	0
Changes in operating assets and liabilities:
Accounts receivable, net	523	2,117	4,958
Inventories, net	1,554	4,342	6,611
Prepaids and other assets	(959)	1,722	3,659
Accounts payable	(1,078)	(2,266)	(4,249)
Accrued compensation	352	307	(784)
Other accrued liabilities	1,519	(1,297)	(2,544)

Total adjustments	4,828	59,171	12,623

Net cash provided by operating activities	7,384	10,422	11,265

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property and equipment	(495)	(613)	(749)
Proceeds from the sale of property and equipment	3,055	72	314

Net cash provided by (used in) investing activities	2,560	(541)	(435)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock, net of issuance cost	1,113	229	350
Repayments on revolving credit facility	(125,350)	(151,665)	(155,879)
Borrowings on revolving credit facility	117,300	145,965	146,050
Long-term debt repayments	(1,780)	(699)	(714)
Purchase and retirement of treasury stock	0	0	(35)
Premium payments on management liability insurance	(930)	(3,720)	(3,751)
Deferred loan costs and other	(412)	(15)	(65)

Net cash used in financing activities	(10,059)	(9,905)	(14,044)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(115)	(24)	(3,214)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	452	476	3,690

CASH AND CASH EQUIVALENTS, END OF YEAR	$337	$452	$476

SUPPLEMENTAL DISCLOSURES:
Interest paid	$1,588	$2,048	$3,752

Income taxes refunded, net	$(550)	$(744)	$(3,139)

The accompanying notes are in integral part of these consolidated statements.

F–6

INDUSTRIAL DISTRIBUTION GROUP, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE
DECEMBER 31, 2003, 2002, AND 2001

1.	BASIS OF PRESENTATION

Organization and Business

Industrial Distribution Group, Inc. (“IDG” or the “Company”), a Delaware corporation, was formed on February 12, 1997 to create a nationwide supplier of cost-effective, Flexible Procurement Solutions™ for manufacturers and other users of maintenance, repair, operating, and production (“MROP”) products. The Company conducts business in all 50 states and two foreign countries, providing expertise in the procurement, management, and application of MROP products to a wide range of industries.

Basis of Presentation

The consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly-owned. All significant intercompany accounts and transactions have been eliminated in consolidation. Certain amounts in the 2002 and 2001 financial statements have been reclassified to conform to the 2003 presentation. The effects of the reclassifications on the overall financial statement presentation are not significant, except for the items discussed below. In the 2002 and 2001 statements of operations, the Company reclassified the amortization of deferred loan costs of approximately $360,000 and $317,000 respectively, from selling, general and administrative expenses to interest expense. In the 2002 balance sheet, the Company reclassified $2,715,000 of accumulated depreciation to fixed assets. The Company also reclassified certain current asset and current liability balances in the amount of $473,000 related to value-added taxes, and reclassified $735,000 related to income taxes from current liabilities to other long term liabilities in the 2002 balance sheet.

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

Accounts Receivable

Accounts receivable is composed of trade receivables that are credit based and do not require collateral. An allowance for uncollectible accounts has been established based on the Company’s collection experience and an assessment of the collectibility of specific accounts. The Company evaluates the collectibility of accounts receivable based on a combination of factors. Initially, the Company estimates an allowance for doubtful accounts as a percentage of accounts receivable based on historical collections experience. This initial estimate is periodically adjusted when the Company

F–7

becomes aware of a specific customer’s inability to meet its financial obligations (e.g., bankruptcy filing) or as a result of changes in the overall aging of accounts receivable. During 2003, 2002, and 2001 the Company incurred bad debt expense related to trade receivables of $843,000, $2,117,000, and $878,000, respectively. The allowance for doubtful accounts amounted to $3,719,000 and $3,183,000 as of December 31, 2003 and 2002, respectively.

Inventories

Inventories consist primarily of merchandise purchased for resale and are stated at the lower of cost or market value. Cost is determined on a first-in first-out basis, and market is considered to be net realizable value. In determining the net realizable value, the Company identifies slow moving or obsolete inventories that are not eligible for return under various vendor return programs and estimates appropriate loss provisions related thereto. Management evaluates the adequacy of the loss provisions regularly, with any adjustments charged to cost of sales. During 2003, 2002, and 2001 the Company expensed $5,000, $1,029,000, and $743,000, respectively, to increase inventory reserves. The reserve for obsolete and slow moving inventories was $5,597,000 and $6,702,000 as of December 31, 2003 and 2002, respectively.

Property and Equipment

Property and equipment are recorded at cost, less accumulated depreciation. Expenditures for repairs and maintenance are expensed as incurred. Upon retirement or disposal of assets, the cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is recognized as other (income) expense in the statement of operations.

Depreciation is computed using the straight-line method over the following estimated useful lives:

Buildings and improvements	40 years
Leasehold improvements	Life of related lease
Furniture, fixtures, and equipment	5-10 years
Computer hardware and software	3-5 years

Goodwill and Other Intangible Assets

In June 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations,” and No. 142, “Goodwill and Intangible Assets,” effective for fiscal years beginning after December 15, 2001. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS No. 141 also includes guidance on the initial recognition and measurement of goodwill and other intangible assets arising from business combinations completed after June 30, 2001. SFAS No. 142 prohibits the amortization of goodwill and intangible assets with indefinite useful lives. Under SFAS No. 142, goodwill and intangible assets deemed to have indefinite lives are no longer amortized but are subject to annual impairment tests in accordance with the Statement. Other intangible assets will continue to be amortized over their remaining useful lives.

The Company adopted SFAS No. 142 on January 1, 2002. The Company tested goodwill for impairment using the two-step process prescribed in SFAS No. 142. The first step was a screen for potential impairment, while the second step measured the amount of the impairment, if any. Based on an independent appraisal firm’s valuation of the enterprise fair value using a combination of discounted cash flows, market multiples, and comparable transactions, which reflect changes in certain assumptions since the date of the acquisitions, and the identification of qualifying intangibles, the Company recorded a non-cash charge of $50,347,000 as a cumulative effect of accounting change on January 1, 2002 associated with the adoption of SFAS No. 142.

F–8

The write-off of goodwill results from the use of a combination of fair value methods in assessment of fair value as required by SFAS No. 142. According to SFAS No. 142, the goodwill impairment loss is measured as the excess of the carrying amount of goodwill over the implied fair value of goodwill.

The changes in the carrying amount of goodwill and other identifiable intangible assets for 2003 and 2002 are summarized as follows (in thousands):

		Other Identifiable
		Intangible
	Goodwill	Assets	Total

Balance at December 31, 2001	$50,347	$419	$50,766
Transitional impairment loss	(50,347)	0	(50,347)
Amortization expense	0	(64)	(64)

Balance at December 31, 2002	$0	$355	$355
Amortization expense	0	(68)	(68)

Balance at December 31, 2003	$0	$287	$287

At December 31, 2003 and 2002, accumulated amortization of intangible assets was $384,000 and $316,000, respectively. The aggregate estimated amortization expense related to other identifiable intangible assets for the years 2004 to 2008 is $216,000.

A reconciliation of net earnings (loss) and earnings (loss) per common share, adjusted to exclude goodwill amortization expense, net of tax, for the periods prior to adoption and the cumulative effect of accounting change recognized in the current period, is as follows (in thousands, except share data):

	Year Ended December 31

	2003	2002	2001

Net earnings (loss)	$2,556	$(48,749)	$(1,358)
Amortization of goodwill, net of tax	0	0	1,289
Cumulative effect of accounting change	0	50,347	0

Adjusted net earnings (loss)	$2,556	$1,598	$(69)

Earnings (loss) per common share:
Basic:
Net earnings (loss)	$0.28	$(5.53)	$(0.16)
Amortization of goodwill, net of tax	0	0	0.15
Cumulative effect of accounting change	0	5.71	0

Adjusted earnings (loss)	$0.28	$0.18	$(0.01)

Diluted:
Net earnings (loss)	$0.28	$(5.44)	$(0.16)
Amortization of goodwill, net of tax	0	0	0.15
Cumulative effect of accounting change	0	5.62	0

Adjusted earnings (loss)	$0.28	$0.18	$(0.01)

Long-Lived Assets Other Than Goodwill

The Company assesses its long-lived assets other than goodwill for impairment whenever facts and circumstances indicate that the carrying amount may not be fully recoverable in accordance with SFAS No. 144, “Accounting for the Impairment of Long-Lived Assets.” To analyze recoverability, the Company projects undiscounted net future cash flows over the remaining life of such assets. If these projected cash flows are less than the carrying amount, an impairment would be recognized, resulting in a write-down of assets with a corresponding charge to earnings. Impairment losses, if any, are

F–9

measured based upon the difference between the carrying amount and the fair value of the assets.

Income Taxes

The Company accounts for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes” which requires that deferred tax assets and liabilities be recognized using currently enacted tax rates for the effect of temporary differences between the book and tax bases of recorded assets and liabilities. SFAS No. 109 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax asset will not be realized. The Company currently has significant deferred tax assets, which are subject to periodic recoverability assessments. The realization of the Company’s deferred tax assets is principally dependent upon the Company being able to generate sufficient future taxable income in certain tax jurisdictions. The factors used to assess the likelihood of realization are the Company’s forecast of future taxable income, which is based upon estimates and assumptions, and available tax planning strategies that could be implemented to realize the net deferred tax assets. If these estimates and related assumptions change in the future, the Company may be required to record an additional valuation allowance against its deferred tax assets resulting in additional income tax expense in the Company’s consolidated statement of operations. Management evaluates the realizability and appropriateness of its deferred tax assets and liabilities quarterly and assesses the need for any valuation allowance against deferred tax assets. The valuation allowance for net deferred tax assets was $3,156,000 as of December 31, 2003 and 2002.

Deferred Loan Costs

The Company capitalizes incremental and direct costs associated with the issuance of debt securities. These costs include legal fees, due diligence fees, and similar items. Deferred loan costs are amortized over the life of the related debt instrument and are classified as a non-current asset on the accompanying consolidated balance sheets. Amortization expense related to deferred loan costs for the years ended December 31, 2003, 2002, and 2001 was $288,000, $360,000, and $317,000, respectively. Such amortization is classified as interest expense in the accompanying statements of operations. As of December 31, 2003 and 2002, the net book value of the Company’s deferred loan costs was $579,000, and $447,000, respectively.

Revenue Recognition

Revenue is recognized on sales of products at the time title and risk of loss pass to the buyer. Title and risk of loss pass to the buyer in three ways. In the majority of circumstances, title and risk of loss pass to the buyer at the time of shipment. In other circumstances, such as consignment inventory agreements, title and risk of loss pass to the customer at time of requisition of the good for use. For goods that are shipped direct from the supplier, title and risk pass to the customer based on the suppliers’ shipping terms.

Volume Rebates

In circumstances where the Company offers volume rebates to customers, those volume rebates are estimated at the time of sale and netted against revenues earned. Volume rebates received from vendors are recorded as a reduction of cost of sales at the time the rebate is estimated to be earned and appropriate provisions are made in the pricing of inventory to account for the reduction in cost.

Shipping and Handling Costs

The Company’s freight-in is recorded in cost of sales and freight-out is included in selling, general, and administrative expenses. Freight-out totaled $4,425,000, $4,421,000, and $5,387,000 for the years ended December 31, 2003, 2002, and 2001, respectively.

F–10

Financial Instruments

The Company’s carrying value of financial instruments approximates fair value due to the short maturity of those instruments (cash, trade receivables, accounts payable, and accrued liabilities), or, in the case of debt, due to the instrument having a variable interest rate. Credit risk on trade receivables is minimized by the large and diverse nature of the Company’s customer base. No one customer represented more than 5% of the Company’s accounts receivable or sales for the periods presented. The Company’s international sales represent less than 2% of sales for the periods presented.

Insurance Reserves

The Company is self-insured for certain losses relating to medical, worker’s compensation, and other casualty losses, subject to specific aggregate stop loss limits. Third-party administrators are used to process and administer all related claims. The Company accrues an estimate for insurance expense on a monthly basis based upon the claim estimates. The Company’s insurance liability for incurred but not reported or unpaid claims is estimated based on the Company’s historical actual claims experience rate.

Stock-Based Compensation

The Company has stock-based employee compensation plans, described more fully in Note 8. Prior to 2003, the Company accounted for these plans under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. No stock-based employee compensation cost was reflected in 2002 or 2001 net earnings, as all options granted under those plans had an intrinsic value of zero on the date of grant. Effective January 1, 2003, the Company adopted the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation.” Under the prospective method of adoption selected by the Company under the provisions of SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure,” the recognition provisions will be applied to all employee awards granted, modified, or settled after January 1, 2003.

The expense related to stock-based compensation included in the determination of net earnings for 2003 will be less than that which would have been recognized if the fair value method had been applied to all awards granted after the original effective date of SFAS No. 123. If the Company had elected to adopt the fair value of recognition provisions of SFAS No. 123 as of its original effective date, pro forma net earnings and diluted net earnings per share would be as follows:

F–11

	2003	2002	2001

Net earnings (loss) as reported	$2,556	$(48,749)	$(1,358)
Add: Total stock-based compensation expense included in the determinate of net earnings as reported, net of tax	40	0	0
Deduct: Total stock-based compensation expense determined under fair-value based method for all awards, net of tax	365	355	479

Pro forma net earnings (loss)	$2,231	$(49,104)	$(1,837)
Basic earnings (loss) per common share:
As reported	$0.28	$(5.53)	$(0.16)
Pro forma	$0.25	$(5.56)	$(0.21)
Diluted earnings (loss) per common share:
As reported	$0.28	$(5.44)	$(0.16)
Pro forma	$0.25	$(5.54)	$(0.21)

Segments

SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information,” requires that an enterprise disclose certain information about operating segments. The Company considers its entire business as one operating segment for purposes of SFAS No. 131.

New Accounting Pronouncements

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” which addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies FASB Emerging Issues Task Force (“EITF”) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS No. 146 requires that a liability for costs associated with an exit or disposal activity be recognized when the liability is incurred as opposed to the date of an entity’s commitment to an exit plan. SFAS No. 146 also establishes fair value as the objective for initial measurement of the liability. The Company adopted SFAS No. 146 on January 1, 2003, and there was no significant impact on the Company’s financial position and results of operations as a result of this adoption.

In January 2003, the FASB issued Interpretation 46 (“FIN 46”), “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51.” In December 2003, the FASB issued a revised Interpretation of FIN 46 (“Revised Interpretation”). FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of the Revised Interpretation must be applied for the Company’s first interim period ending after March 15, 2004. The Company has preliminarily concluded that the adoption of FIN 46 will have no material impact on its financial statements.

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

F–12

3.	DIVESTITURES

During 2000, the Company divested of an operating subsidiary for a total consideration of $1,580,000 in the form of a note receivable. During 2002, the purchaser defaulted on the note. A consent judgment was entered in favor of the Company against the purchaser in the amount of $2,400,000 comprising the initial consideration plus accrued interest and penalties. The Company has made no accrual for the interest or penalties as of December 31, 2003 and 2002. The Company is vigorously pursuing collection of this judgment and management believes that there exists adequate collateral to recover the full value of the note.

4.	PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at December 31, 2003 and 2002 (in thousands):

	2003	2002

Land, building, and improvements	$3,872	$8,332
Leasehold improvements	2,445	2,275
Furniture, fixtures, and equipment	7,467	8,546
Computer hardware and software	3,993	3,392

Total property and equipment	17,777	22,545
Less accumulated depreciation	(10,771)	(11,271)

Property and equipment, net	$7,006	$11,274

Depreciation expense totaled $2,112,000, $2,385,000, and $2,843,000 for the years ended December 31, 2003, 2002, and 2001, respectively.

5.	SALE OF PROPERTY

During 2003, the Company sold properties located in Bridgeport, Connecticut, Tucker, Georgia, and Tacoma, Washington, in a continued effort to consolidate warehouse facilities and reduce assets. Collectively, these properties sold for $3,019,000, net of closing costs. Costs associated with these closings were expensed as incurred. The cumulative gain of $568,000 and associated relocation and severance costs of $353,000 related to these transactions are reported in selling, general, and administrative expenses in the consolidated statement of operations.

6.	LONG-TERM DEBT

At December 31, 2003 and 2002, long-term debt consisted of the following (in thousands):

	2003	2002

Revolving credit facility (Note 7)	$25,850	$33,900
Mortgage payable at 7%, due in monthly installments of $14,963, including interest, which was paid in full as of December 31, 2003	0	1,243
Other	683	1,220

Total debt	26,533	36,363
Less current portion	(185)	(642)

Total long-term debt	$26,348	$35,721

Maturities of long-term debt as of December 31, 2003 are as follows (in thousands):

F–13

2004	$185
2005	118
2006	25,934
2007	60
2008	48
Thereafter	188

$26,533

For the years ended December 31, 2003, 2002, and 2001, the Company incurred interest expense of $2,278,000, $3,270,000, and $4,766,000, respectively.

7.	REVOLVING CREDIT FACILITY

In December 2000, the Company entered into a $100,000,000 revolving credit facility with a five financial institution syndicate. On May 28, 2003, the Company amended this agreement to extend it to May 28, 2006. The agreement contains a first security interest in the assets of the Company. The agreement provides that the facility may be used for operations and acquisitions, and provides $5,000,000 for swinglines and $10,000,000 for letters of credit. Amounts outstanding under the credit facility bear interest at either the lead bank’s corporate rate or LIBOR, as selected by the Company from time to time, plus applicable margins. This rate was 3.8% and 5.3% at December 31, 2003 and 2002, respectively. There is an annual commitment fee on the unused portion of the facility equal to between 25 and 37.5 basis points of the average daily unused portion of the aggregate commitment depending on the indebtedness to adjusted EBITDA ratio, as defined.

Commitment fees totaled $227,000 and $225,000 in 2003 and 2002, respectively. The amounts outstanding under the facility at December 31, 2003 and 2002 were $25,850,000 and $33,900,000, respectively, which have been classified as long-term liabilities in the consolidated balance sheets. Additionally, the Company had outstanding letters of credit of $2,199,000, and $1,969,000 under the facility at December 31, 2003 and 2002, respectively. The revolving credit facility contains various covenants pertaining to the maintenance of certain financial ratios. These covenants include requirements for interest coverage, net worth, and capital expenditures, among other restrictions. The covenants also prohibit the payment of cash dividends. The Company was in compliance with these covenants as of December 31, 2003 and 2002.

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

In August 2000, the Board of Directors designated 1,000,000 shares of the Company’s previously authorized 10,000,000 shares of preferred stock as Series A Participating Cumulative Preferred Stock, as required for the Stockholder Rights Plan. There was no preferred stock issued or outstanding at December 31, 2003 and 2002.

Stockholder Rights Plan

In August 2000, the Company adopted a stockholder rights plan. The plan entailed a dividend on August 30, 2000 of one right for each outstanding share of the Company’s common stock. Each right entitles the holder to buy one one-hundredth of a share of the new Series A Participating Cumulative Preferred Stock at an exercise price of $12.00 per right, or, in certain circumstances, to acquire common stock of an acquirer. Each one one-hundredth of a share of such preferred stock would be essentially the economic equivalent of a share of the Company’s common stock. The rights will trade with the Company’s common stock until exercisable. The rights will not be exercisable until ten calendar days following a public announcement that a person or group has acquired 20% of the Company’s common stock, or, if any person or group has acquired such an interest, the acquisition by that person or group of an additional 2% of the Company’s common stock. The Company will generally be entitled to redeem the rights at $.001 per right at any time until the date of public announcement that shares resulting in a 20% stock position have been acquired, and in certain other circumstances. The rights have no voting power, and until exercised, no dilutive effect on net earnings per common share.

Common Stock

Options are included in the computation of diluted earnings per share (“EPS”) where the options’ exercise price is less than the average market price of the common shares during the period. The number of options outstanding during the years ended December 31, 2003, 2002, and 2001 had a dilutive effect of 149,227, 138,021, and 0 shares, respectively, to the weighted average common shares outstanding. During 2003, 2002, and 2001, options where the exercise price exceeded the average market price of the common shares totaled 376,861, 812,932, and 722,386, respectively. The options expire ten years from the date of grant and vest ratably over three-to-four year periods. At December 31, 2003, the Company has several stock-based compensation plans, which are described below.

The total fair value of options granted in 2003, 2002, and 2001 was $43,000, $589,000, and $501,000, respectively. The weighted average fair value of the options on the date of grant in 2003, 2002, and 2001 was $1.87, $1.90, and $1.23, respectively. The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	2003	2002	2001

Expected life (years)	7	7	7
Dividend yield	0%	0%	0%
Expected stock price volatility	58%	59%	58%
Risk-free interest rate (low-high)	3.62%	3.40% - 4.90%	2.12% - 5.32%

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

Stock Incentive Plan

In July 1997, the Company adopted its stock incentive plan to provide key employees, officers, and directors an opportunity to own common stock of the Company and to provide incentives for such persons to promote the financial success of the Company. Awards under the stock incentive plan may be structured in a variety of ways, including incentive and nonqualified stock options, shares of common stock subject to terms and conditions set by the board of directors (“restricted stock awards”), and stock appreciation rights (“SARs”). Incentive stock options may be granted only to full-time employees (including officers) of the Company and any subsidiaries. Nonqualified options, restricted stock awards, SARs, and other permitted forms of awards may be granted to any person employed by or performing services for the Company, including directors. The stock incentive plan provides for the issuance of an aggregate number of shares of common stock equal to 15% of the Company’s diluted shares of common stock outstanding from time to time, subject to the issuance of a maximum of 1,000,000 shares pursuant to incentive stock options. The Company currently has 227,630 shares available for issue under the stock incentive plan.

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

A summary of the status of the stock incentive plan as of December 31, 2003, 2002, and 2001 and changes during the years then ended is presented in the table below:

	2003		2002		2001

		WEIGHTED-		WEIGHTED-		WEIGHTED-
		AVERAGE		AVERAGE		AVERAGE
		EXERCISE		EXERCISE		EXERCISE
	SHARES	PRICE	SHARES	PRICE	SHARES	PRICE

Outstanding at beginning of year	1,263,959	$4.34	1,063,165	$6.07	1,010,323	$10.70
Granted	25,000	$3.06	340,000	$2.99	449,088	$1.95
Forfeited and surrendered	(28,680)	$5.53	(136,955)	$14.47	(396,246)	$13.21
Exercised	(233,943)	$3.56	(2,251)	$1.80	0	$0.00

Outstanding at end of year	1,026,336	$4.45	1,263,959	$4.34	1,063,165	$6.07

Exercisable at end of year	677,661	$5.38	695,485	$5.83	608,390	$8.38

The following table summarizes information about all stock options outstanding at December 31, 2003:

				OPTIONS OUTSTANDING		OPTIONS EXERCISABLE

				WEIGHTED	WEIGHTED-		WEIGHTED-
				REMAINING	AVERAGE	EXERCISABLE	AVERAGE
RANGE OF EXERCISE			OUTSTANDING	CONTRACTUAL	EXERCISE	AT	EXERCISE
PRICE			AT 12/31/03	LIFE	PRICE	12/31/03	PRICE

$ 1.65	–	5.00	649,475	8.0	$2.43	300,800	$2.20
$ 5.01	–	10.00	317,136	5.2	$6.46	317,136	$6.46
$10.01	–	15.00	15,000	4.7	$11.44	15,000	$11.44
$15.01	–	20.00	44,725	3.8	$17.07	44,725	$17.07

			1,026,336	6.9	$4.45	677,661	$5.38

Employee Stock Purchase Plan

In 1997, the Company adopted an employee stock purchase plan (the “Stock Purchase Plan”) under which qualified employees of the Company and its subsidiaries have the right to purchase shares of common stock on a quarterly basis through payroll deductions by the employee. The Stock Purchase Plan is administered by the compensation committee of the Company’s board of directors. The Stock Purchase Plan was amended at the Shareholder’s meeting on May 16, 2001 to increase the available shares under the plan from 500,000 to 1,000,000. The price paid for a share of common stock under the plan is 85% of the fair market value (as defined in the Stock Purchase Plan) of a share of common stock at the beginning or the end of each quarterly purchase period, whichever is lower. The amount of any participant’s payroll deductions or cash contributions made pursuant to the Stock Purchase Plan may not exceed 10% of such participant’s total annual compensation and may not exceed $25,000 per year. Shares issued in 2003, 2002, and 2001 were 93,719, 133,638, and 237,597, respectively. The Company has issued 828,258 shares under the Stock Purchase Plan as of December 31, 2003.

Management Incentive Plan

In 1998, the Company adopted a management incentive plan whereby management may be awarded shares of restricted stock based on attaining certain performance goals. The Company did not issue any shares in 2003, 2002, or 2001 for the prior years performance under the plan. The Company does not expect to issue any shares in 2004 for 2003 performance. A maximum of 250,000 shares of common stock may be issued at fair market value under this fixed plan.

Restricted Stock

In May 2002, the Company issued 70,000 shares, with a fair value of $218,000, of restricted common stock to several executives. In November 2002, the Company issued 10,000 shares, with a fair value of $28,000, of restricted common stock as an inducement to employment. These shares vest three years from the date of issuance. The value of such stock was established by the market price on the date of grant and was recorded as unearned compensation. The unearned compensation is shown as a reduction of stockholders’ equity in the accompanying consolidated balance sheets and is being amortized ratably over the applicable restricted stock vesting period. The Company did not issue any shares of restricted common stock in 2003.

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

The provision for income taxes includes income taxes deferred because of temporary differences between financial statement and tax bases of assets and liabilities and consisted of the following for the years ended December 31, 2003, 2002, and 2001 (in thousands):

	2003	2002	2001

Current	$1,336	$179	$(97)
Deferred	597	1,087	444

Total provision	$1,933	$1,266	$347

The provision for income taxes for the years ended December 31, 2003, 2002, and 2001 differs from the amount computed by applying the statutory rate of 34% due to the following (in thousands):

	2003	2002	2001

Tax at federal statutory rate	$1,526	$974	$(344)
Nondeductible expenses	214	169	193
Nondeductible goodwill amortization	0	0	441
State income tax, net of federal benefit	193	123	(43)
Other	0	0	100

Provision for income taxes	$1,933	$1,266	$347

Deferred taxes are recorded based on differences between the financial statement and tax bases of assets and liabilities. Temporary differences, which give rise to a significant portion of deferred tax assets and liabilities at December 31, 2003 and 2002, are as follows (in thousands):

	2003	2002

Deferred tax assets:
Allowance for doubtful accounts	$1,424	$1,219
Accrued employee benefits	38	85
Capitalized inventory costs	420	818
Inventory allowance	2,144	1,992
Accrued liabilities	950	1,338
Net operating loss carryforwards	1,344	1,780
Book in excess of tax depreciation	663	397
Book in excess of tax amortization	2,275	2,502
Valuation allowance	(3,156)	(3,156)
Other	169	167

Total deferred tax assets	6,271	7,142

	2003	2002

Deferred tax liabilities:
Intangible storeroom management contract	(108)	(124)
Step-up in asset basis	(360)	(618)

Total deferred liabilities	(468)	(742)

Net deferred tax assets	$5,803	$6,400

The Company has net operating loss carryforwards for federal income tax purposes of approximately $340,000 as of December 31, 2003, which expire in years 2011 through 2018. The utilization of the related available deferred tax asset of $130,000 at December 31, 2003 is subject to certain limitations under section 382 of the Internal Revenue Code as a result of an ownership change that occurred.

The Company has net operating loss carryforwards for state income tax purposes of approximately $31,730,000 as of December 31, 2003, which expire in various years through 2022. The related deferred tax asset for these state net operating loss carryforwards is approximately $1,214,000 as of December 31, 2003.

10.	COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company leases certain warehouse and office facilities as well as certain vehicles and office equipment under operating leases. Management expects that in the normal course of business, leases that expire will be renewed or replaced by other leases. The minimum future rental payments, net of sublease revenues, under all leases as of December 31, 2003 were as follows (in thousands):

2004	$4,937
2005	4,146
2006	3,465
2007	2,961
2008	2,614
Thereafter	10,860

$28,983

During the years ended December 31, 2003, 2002, and 2001, gross rental expense under operating leases totaled $7,833,000, $6,394,000, and $5,782,000, respectively, with related sub-lease rental income of $251,000, $234,000, and $246,000, respectively.

Litigation

The Company is subject to various claims and legal actions, which arise in the ordinary course of business. The Company believes that the ultimate resolution of such matters will not have a material adverse effect on the Company’s financial position or results of operations.

Insurance

The Company initiated a self-insured group health insurance plan for all employees on January 1, 2000 and a self-insured workers compensation, property, and casualty plan on September 1, 2003, whereby the Company is self-insured for the majority of claims, subject to specific aggregate stop loss limits. The Company estimates its liability for unasserted or unpaid claims. The Company believes that the ultimate liability for payment of claims has been adequately reserved for, and any additional claims will not have a material adverse effect on the Company’s financial position or results of operations.

11.	SAVINGS PLANS

All employees who are age 21 or older and have completed 30 days of service are eligible to participate in the Company’s 401(k) plan (the “Plan”). Employees are eligible to receive matching contributions from the Company after they have completed one year of service. Once eligibility requirements are met, employees may contribute between 1% and 15% of their compensation to the Plan, subject to tax law limitations. For 2003, 2002, and 2001, the Company matched, at its sole discretion, 25% of employee contributions up to a maximum of 1 1/2% of the employee’s salary.

During 2003, the Company made an additional discretionary 401(k) contribution of $40,000. Per the Plan requirements only participants who satisfied the eligibility requirements of the profit sharing plan and were employed by the Company on the date of grant received a contribution.

Total company contributions to the Plan during 2003, 2002, and 2001 were $419,000, $454,000, and $497,000, respectively.

12.	RELATED-PARTY TRANSACTIONS

The Company leases facilities from related parties including directors and officers of the Company. The Company believes that the monthly rent and other terms of these leases are not less favorable to the Company than could be obtained from unaffiliated parties for comparable properties in the respective geographic areas. Renewal of these leases, if applicable, is based on management’s best estimate of market value. Rental expense recognized under leases from directors and officers of the Company was $655,000, $708,000, and $706,000 for the years ended December 31, 2003, 2002, and 2001, respectively. Rental expense recognized under leases from other related parties was $46,000, $118,000, and $370,000 for the years ended December 31, 2003, 2002, and 2001, respectively.

13.	INTERIM FINANCIAL INFORMATION (UNAUDITED)

The Company’s unaudited quarterly results of operations for the fiscal years ended December 31, 2003 and 2002 are as follows (in thousands, except for per share amounts):

	2003

	FIRST	SECOND	THIRD	FOURTH
	QUARTER	QUARTER	QUARTER	QUARTER

Net sales	$123,077	$121,071	$119,200	$120,094
Cost of sales	95,760	94,161	92,512	92,620

Gross profit	27,317	26,910	26,688	27,474
Selling, general and administrative expenses	26,066	25,383	25,130	25,094

Operating income	1,251	1,527	1,558	2,380
Interest expense	763	596	492	427
Other income, net	(4)	(18)	(21)	(8)

Earnings before income taxes	492	949	1,087	1,961
Provision for income taxes	232	406	456	839

Net earnings	$260	$543	$631	$1,122

Earnings per share:
Basic and diluted income per share	$0.03	$0.06	$0.07	$0.12

	2002

	FIRST	SECOND	THIRD	FOURTH
	QUARTER	QUARTER	QUARTER	QUARTER

Net sales	$119,968	$127,425	$123,950	$121,107
Cost of sales	93,554	99,404	96,191	93,895

Gross profit	26,414	28,021	27,759	27,212
Selling, general and administrative expenses (**)	25,274	26,412	26,077	25,535

Operating income (**)	1,140	1,609	1,682	1,677
Interest expense (**)	819	824	836	791
Other (income) loss, net	(11)	18	9	(42)

Earnings before income taxes and cumulative effect of accounting change	332	767	837	928
Provision for income taxes	177	339	353	397

Earnings before cumulative effect of accounting change	155	428	484	531
Cumulative effect of accounting change (*)	(50,347)	0	0	0

Net (loss) earnings	$(50,192)	$428	$484	$531

Earnings (loss) per share:
Basic:
Earnings before extraordinary item and cumulative effect of accounting change	$0.02	$0.05	$0.05	$0.06
Cumulative effect of accounting change (*)	(5.74)	0.00	0.00	0.00

Net earnings (loss) (*)	$(5.72)	$0.05	$0.05	$0.06

Diluted:
Earnings (loss) before extraordinary item and cumulative effect of accounting change	$0.02	$0.05	$0.05	$0.06
Cumulative effect of accounting change (*)	(5.72)	0.00	0.00	0.00

Net earnings (loss) (*)	$(5.70)	$0.05	$0.05	$0.06

(*)	The sum of the EPS for the quarters does not equal the total for the year due to the weighted average shares calculation and rounding.

(**)	The Company reclassified amortization of deferred loan costs of $90,000 in each of the four quarters of 2002 from selling, general, and administrative expenses to interest expense.

INDUSTRIAL DISTRIBUTION GROUP, INC.
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
FOR THE YEARS ENDED DECEMBER 31, 2003, 2002, AND 2001

		ADDITIONS

		CHARGED
	BALANCE	TO COSTS
	AT	AND		BALANCE AT
	BEGINNING	EXPENSES		END OF
DESCRIPTION	OF PERIOD	NET(1)	DEDUCTIONS(2)	PERIOD

Year ended December 31, 2003:
Allowance for doubtful accounts	$3,183	843	307	$3,719
Year ended December 31, 2002:
Allowance for doubtful accounts	$1,522	2,117	456	$3,183
Year ended December 31, 2001:
Allowance for doubtful accounts	$1,182	878	538	$1,522

(1)	Amounts charged to costs and expenses are net of adjustments to state the allowance based on the Company’s historical collections experience and management’s assessment of the collectibility of specific accounts.

(2)	Deductions represent the write off of uncollectible receivables, net of recoveries.

		ADDITIONS

		CHARGED
		TO COSTS
	BALANCE AT	AND	CHARGED TO		BALANCE AT
	BEGINNING	EXPENSES	OTHER		END OF
DESCRIPTION	OF PERIOD	NET(1)	ACCOUNT(2)	DEDUCTIONS(3)	PERIOD

Year ended December 31, 2003:
Inventory reserve	$6,702	5	0	1,110	$5,597
Year ended December 31, 2002:
Inventory reserve	$7,365	1,029	0	1,692	$6,702
Year ended December 31, 2001:
Inventory reserve	$8,612	743	348	2,338	$7,365

(1)	Amounts charged to costs and expenses are net of adjustments to state the reserve based on the Company’s experience and management’s assessment of the net realizable value of specific inventory accounts.

(2)	These amounts represent balance sheet re-classifications.

(3)	Deductions represent the write off of obsolete inventory.

F–22

		ADDITIONS

		CHARGED
		TO COSTS
	BALANCE AT	AND		BALANCE AT
	BEGINNING	EXPENSES		END OF
DESCRIPTION	OF PERIOD	NET(1)	DEDUCTIONS	PERIOD

Year ended December 31, 2003:
Valuation allowance	$3,156	0	0	$3,156
Year ended December 31, 2002:
Valuation allowance	$0	3,156	0	$3,156
Year ended December 31, 2001:
Valuation allowance	$0	0	0	$0

(1)	These amounts represent the recording of the Valuation allowance for deferred tax assets.

EXHIBIT INDEX

Exhibit
Number	Description of Exhibit

3.1	Certificate of Incorporation, as amended, of the Company (filed as Exhibit 3.1 of the Company’s Registration Statement on Form S-1 (File No. 333-36233) is hereby incorporated by reference)

3.2	Bylaws of the Company (filed as Exhibit 3.2 of the Company’s Registration Statement on Form S-1 (File No. 333-36233) is hereby incorporated by reference)

4.1	Form of Common Stock Certificate of the Company (filed as Exhibit 4.1 of the Company’s Registration Statement on Form 8-A (File No. 001-13195) on August 31, 2000 is hereby incorporated by reference)

4.2	Certificate of Designation (filed as Exhibit 4.2 of the Company’s Current Report on Form 8-K (File No. 001-13195) is hereby incorporated by reference)

(*)10.1(a)	Industrial Distribution Group, Inc. Stock Incentive Plan (filed as Exhibit 10.5 of the Company’s Registration Statement on Form S-1 (File No. 333-36233) is hereby incorporated by reference)

(*)10.1(b)	Amendment No. 1 to Industrial Distribution Group, Inc. Stock Incentive Plan (filed as Exhibit 10.5b) of the Company’s Annual Report on Form 10-K (File No. D01-131950) on March 31, 1999 is hereby incorporated by reference)

(*)10.2	Form of Indemnification Agreement entered into between the Company and each of the executive officers and directors of the Company (filed as Exhibit 10.9 of the Company’s Registration Statement on Form S-1 (File No. 333-36233) is hereby incorporated by reference)

10.3	Lease Agreement dated July 30, 1998 by and between Andrew B. and Stephanie A. Shearer and Shearer Industrial Supply Co. (filed as Exhibit 10.12 of the Company’s Registration Statement on Form S-1 (File No. 333-51851) is hereby incorporated by reference)

(*)10.4	Industrial Distribution Group, Inc. Management Incentive Program (filed as Exhibit 10.14 of the Company’s Annual Report on Form 10-K (File No. 001-13195) on March 31, 1999 is hereby incorporated by reference)

10.5	Credit Agreement dated December 22, 2000 by and between the Company, the lenders listed therein, and First Union National Bank (filed as Exhibit 10.6 of the Company’s Annual Report on Form 10-K (File No. 001-13195) on March 28, 2001 is hereby incorporated by reference)

10.5(b)	Credit Agreement Amendment dated August 1, 2001 by and between the Company, the lenders listed therein, and First Union National Bank (filed as Exhibit 10.5(b) of the Company’s Annual Report on Form 10-K (File No. 001-13195) on March 29, 2002 is hereby incorporated by reference)

10.5(c)	Second Amendment to Credit Agreement dated May 28, 2003 by and between the Company, Wachovia Bank, National Association (formerly First Union National Bank) and the lenders listed therein (filed as Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q (File No. 001-13195) on July 31, 2003 is hereby incorporated by reference)

10.6	Rights Agreement dated as of August 28, 2000 by and between the Company and American Stock Transfer & Trust Company (filed as Exhibit 10.1 of the Company’s Registration Statement on Form 8-A (File No. 001-13195) on August 31, 2000 is hereby incorporated by reference)

(*)10.7	Form of Restricted Stock Agreements (filed as Exhibit 10.7 of the Company’s Annual Report on Form 10-K (File No. 001-13195) on March 21, 2003 is hereby incorporated by reference)

21.1	Subsidiaries of the Company

23.1	Consent of Ernst & Young LLP

31.1	Certification of Chief Executive Officer with respect to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003.

31.2	Certification of Chief Financial Officer with respect to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003.

32.1	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of United States Code by Chief Executive Officer with respect to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003.

32.2	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of United States Code by Chief Financial Officer with respect to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003.

(*) Management contract or compensatory plan or arrangement required to be filed as an exhibit.