Form 10-Q
period 2004-03-31
INDUSTRIAL DISTRIBUTION GROUP INC
filed 2004-04-29
CIK 1042351

FORM 10-Q

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______ TO ______

COMMISSION FILE NUMBER 001-13195

INDUSTRIAL DISTRIBUTION GROUP, INC.

(Exact name of registrant as specified in its charter)

Delaware	58-2299339

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at April 15, 2004

Common Stock, $.01 par value	9,298,578

INDUSTRIAL DISTRIBUTION GROUP, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INDUSTRIAL DISTRIBUTION GROUP, INC.

CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	MARCH 31,	DECEMBER 31,
	2004	2003
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$256	$337
Accounts receivable, net	67,104	57,107
Inventory, net	56,298	56,011
Deferred tax assets	4,913	5,019
Prepaid and other current assets	6,126	5,598

Total current assets	134,697	124,072
PROPERTY AND EQUIPMENT, NET	6,838	7,006
INTANGIBLE ASSETS, NET	274	287
DEFERRED TAX ASSETS	835	784
OTHER ASSETS	1,088	996

Total assets	$143,732	$133,145

LIABILITIES & STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$188	$185
Accounts payable	46,049	39,173
Accrued compensation	1,551	2,231
Other accrued liabilities	7,046	7,425

Total current liabilities	54,834	49,014
LONG-TERM DEBT, NET OF CURRENT PORTION	30,049	26,348
OTHER LONG-TERM LIABILITIES	985	1,190

Total liabilities	85,868	76,552

COMMITMENTS AND CONTINGENCIES (NOTE 7)
STOCKHOLDERS’ EQUITY:
Preferred stock, $0.10 par value per share; 10,000,000 shares authorized, no shares issued or outstanding in 2004 and 2003	0	0
Common Stock, par value $.01 per share, 50,000,000 shares authorized; 9,296,578 shares issued and 9,216,578 outstanding in 2004; 9,267,735 shares issued and 9,187,735 outstanding in 2003	93	93
Additional Paid-In Capital	99,453	99,341
Unearned Compensation	(99)	(117)
Accumulated Deficit	(41,583)	(42,724)

Total stockholders’ equity	57,864	56,593

Total liabilities and stockholders’ equity	$143,732	$133,145

The accompanying notes are an integral part of these consolidated financial statements.

INDUSTRIAL DISTRIBUTION GROUP, INC.

CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except share data)
(Unaudited)

	THREE MONTHS ENDED
	MARCH 31,
	2004	2003
NET SALES	$126,141	$123,077
COST OF SALES	97,999	95,760

Gross profit	28,142	27,317
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	25,928	26,066

Operating income	2,214	1,251
INTEREST EXPENSE	404	763
INTEREST INCOME	(15)	(6)
OTHER (INCOME) EXPENSE	(24)	2

EARNINGS BEFORE INCOME TAXES	1,849	492
PROVISION FOR INCOME TAXES	708	232

NET EARNINGS	$1,141	$260

BASIC AND DILUTED EARNINGS PER COMMON SHARE	$0.12	$0.03

WEIGHTED AVERAGE SHARES:
Basic	9,260,113	8,902,620

Diluted	9,576,756	9,062,062

The accompanying notes are an integral part of these consolidated financial statements.

INDUSTRIAL DISTRIBUTION GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	THREE MONTHS ENDED
	MARCH 31,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$1,141	$260
Adjustments to reconcile net earnings to net cash used in operating activities:
Depreciation and amortization	348	628
Gain on sale of assets	(23)	(2)
Amortization of unearned compensation	18	22
Deferred taxes	55	192
Changes in operating assets and liabilities:
Accounts receivable, net	(9,997)	(5,387)
Inventories, net	(287)	968
Prepaid and other assets	(677)	(319)
Accounts payable	6,876	1,181
Accrued compensation	(680)	(828)
Other accrued liabilities	(589)	(907)

Total adjustments	(4,956)	(4,452)

Net cash used in operating activities	(3,815)	(4,192)

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property and equipment, net	(144)	(130)
Proceeds from the sale of property and equipment	62	3

Net cash used in investing activities	(82)	(127)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock, net of issuance costs	112	59
Repayments on revolving credit facility	(31,375)	(34,525)
Borrowings on revolving credit facility	35,100	39,925
Short-term debt borrowings	3	0
Long-term debt repayments	(24)	(174)
Premium payments on management liability insurance	0	(930)

Net cash provided by financing activities	3,816	4,355

NET CHANGE IN CASH AND CASH EQUIVALENTS	(81)	36
CASH AND CASH EQUIVALENTS, beginning of period	337	452

CASH AND CASH EQUIVALENTS, end of period	$256	$488

Supplemental Disclosures:
Interest paid	$185	$503

Income taxes paid	$2,137	$109

The accompanying notes are an integral part of these consolidated financial statements.

INDUSTRIAL DISTRIBUTION GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — MARCH 31, 2004 (Unaudited)

Industrial Distribution Group, Inc. (“IDG” or the “Company”), a Delaware corporation, was formed on February 12, 1997 to create a nationwide supplier of cost-effective, Flexible Procurement Solutions ™ (“FPS”) for manufacturers and other users of maintenance, repair, operating, and production (“MROP”) products. The Company conducts business in all 50 states and two foreign countries, providing product expertise in the procurement and application of MROP products to a wide range of industries.

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

These interim statements should be read in conjunction with the Company’s financial statements and notes thereto, included in its Annual Report on Form 10-K, for the fiscal year ended December 31, 2003.

2.	NEWLY ADOPTED ACCOUNTING STANDARDS

In January 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation 46 (“FIN 46”), “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51.” In December 2003, the FASB issued a revised Interpretation of FIN 46 (“Revised Interpretation”). FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of the Revised Interpretation must be applied for the Company’s first interim period ending after March 15, 2004. The Company has concluded that the adoption of FIN 46 will have no impact on its financial statements.

3.	CREDIT FACILITY

In December 2000, the Company entered into a $100.0 million revolving credit facility with a five financial institution syndicate. On May 28, 2003, the Company amended this agreement to extend it to May 28, 2006. The agreement contains a first security interest in the assets of the Company. The agreement provides that the facility may be used for operations and acquisitions, and provides $5.0 million for swinglines and $10.0 million for letters of credit. Amounts outstanding under the credit facility bear interest at either the lead bank’s corporate rate or LIBOR, as selected by the Company from time to time, plus applicable margins. At March 31, 2004 and December 31, 2003, the daily rates were 3.5% and 3.8%, respectively. There is an annual commitment fee on the unused portion of the facility equal to between 25 and 37.5 basis points of the average daily unused portion of the aggregate commitment depending on the indebtedness to adjusted EBITDA ratio, as defined.

The amounts outstanding under the facility at March 31, 2004 and December 31, 2003 were $29.6 million and $25.9 million, respectively, which have been classified as long-term liabilities in the consolidated balance sheets. Additionally, the Company had outstanding letters of credit of $2.2 million under the facility at both March 31, 2004 and December 31, 2003. The revolving credit facility contains various covenants pertaining to the maintenance of certain financial ratios. These covenants include requirements for fixed charge coverage, net worth, and capital expenditures, among other restrictions. The covenants also prohibit the payment of cash dividends. The Company was in compliance with these covenants as of March 31, 2004 and December 31, 2003.

4.	CAPITAL STOCK

During the first quarter of 2004, the Company issued 21,897 shares of its common stock through its employee stock purchase plan.

Options are to be included in the computation of diluted earnings per share (“EPS”) where the options’ exercise price is less than the average market price of the common shares during the period. The number of options outstanding during the three months ended March 31, 2004 and March 31, 2003 had a dilutive effect of 316,643 and 159,442 shares, respectively, to the weighted average common shares outstanding. During the three months ended March 31, 2004 and 2003, options where the exercise price exceeded the average market price of the common shares totaled 376,861 and 753,719, respectively.

5.	STOCK BASED COMPENSATION

The Company has several stock-based compensation plans, which are described in Note 8 — Capital Stock in the Notes to Consolidated Financial Statements of its Annual Report on Form 10-K for the fiscal year 2003. Effective January 1, 2003, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation.” Under the prospective method of adoption selected by the Company under the provisions of SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure,” the recognition provisions have been applied to all employee awards granted, modified, or settled after January 1, 2003.

The expense related to stock-based compensation included in the determination of net income for 2004 will be less than that which would have been recognized if the fair value method had been applied to all awards granted after the original effective date of SFAS No. 123. If the Company had elected to adopt the fair value of recognition provisions of SFAS No. 123 as of its original effective date, pro forma net income and diluted net earnings per share would be as follows (in thousands):

	Three Months Ended
	March 31,
	2004	2003
Net earnings as reported	$1,141	$260
Add: Total stock-based compensation expense included in the determinate of net earnings as reported, net of tax	36	10
Deduct: Total stock-based compensation expense determined under fair-value based method for all awards, net of tax	103	93

Pro forma net earnings	$1,074	$177

Earnings per common share:
Basic:
As reported	$0.12	$0.03
Pro forma	$0.12	$0.02
Diluted:
As reported	$0.12	$0.03
Pro forma	$0.11	$0.02

6.	DEFERRED TAXES

The Company’s net deferred tax assets totaled approximately $5.7 million and $5.8 million at March 31, 2004 and December 31, 2003, respectively, and are subject to periodic recoverability assessments. The realization of deferred tax assets is principally dependent upon the Company’s ability to generate sufficient future taxable income in certain tax jurisdictions. Factors used to assess the likelihood of realization are the Company’s forecast of future taxable income, which is based upon estimates and assumptions, and available tax planning strategies that could be implemented to realize the net deferred tax assets. On the basis of the Company’s operating results and projections for future taxable income, management believes it is more likely than not that future operations will generate sufficient taxable income to realize the deferred tax assets. The Company evaluates the realizability and appropriateness of its deferred tax assets and liabilities quarterly and assesses the need for any valuation allowance against such deferred tax assets. The valuation allowance for net deferred tax assets was $3.1 million and $3.2 million as of March 31, 2004 and December 31, 2003, respectively.

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

This discussion may contain certain forward-looking statements concerning our operations, performance, and financial condition, including, in particular, the likelihood of our success in developing and expanding our business. These statements are based upon a number of assumptions and estimates that are inherently subject to significant uncertainties and contingencies, many of which are beyond our control. Actual results may differ materially from those expressed or implied by such forward-looking statements. Factors that could cause actual results to differ, include but are not limited to, the impact of dedicating significant resources to our Flexible Procurement Solutions™ (“FPS”) program, the high fixed cost structure of our back office structure supporting traditional sales of maintenance, repair, operating and production products, which we refer to as General MROP sales, the availability of key personnel for employment by us, our reliance on senior management and the expertise of management, our reliance on regional information systems, the operation levels of our customers, our reliance on a variety of distribution rights, our ability to compete successfully in the highly competitive and diverse MROP market, the restrictions of our credit facility, and other factors discussed in more detail under “Item 1-Business” of our Annual Report on Form 10-K for fiscal year 2003.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2004 AND 2003

The following table sets forth a summary of our operating data and shows such data as a percentage of net sales for the periods indicated (dollars in thousands):

	THREE MONTHS ENDED MARCH 31,
	2004		2003
Net Sales	$126,141	100.0%	$123,077	100.0%
Cost of Sales	97,999	77.7	95,760	77.8

Gross Profit	28,142	22.3	27,317	22.2
Selling, General, and Administrative Expenses	25,928	20.6	26,066	21.2

Operating Income	2,214	1.8	1,251	1.0
Interest Expense	404	0.3	763	0.6
Interest Income	(15)	0.0	(6)	0.0
Other (Income) Expense	(24)	0.0	2	0.0

Earnings before taxes	1,849	1.5	492	0.4
Provision for income taxes	708	0.6	232	0.2

Net Earnings	$1,141	0.9%	$260	0.2%

Net Sales

Net sales increased $3.1 million or 2.5% to $126.1 million for the three months ended March 31, 2004 from $123.1 million for the three months ended March 31, 2003. For the three months ended March 31, 2004, total FPS revenues grew $4.7 million or 7.5% to $67.7 million as compared to $63.0 million in the prior period. At March 31, 2004, we had 325 total FPS sites including 109 full storeroom management arrangements, this represents a net increase of 36 sites since March 31, 2003, including eight storeroom management sites. Revenues derived from the new FPS sites helped to offset lower sales at our General MROP customers in the technology and energy industries which had been affected by weak economic conditions. General MROP sales decreased by $1.7 million or 2.7% to $58.4 million for the three months ended March 31, 2004 from $60.1 million in 2003.

Cost of Sales

Cost of sales increased $2.2 million or 2.3% to $98.0 million for the three months ended March 31, 2004 from $95.8 million for the three months ended March 31, 2003. As a percentage of net sales, cost of sales decreased slightly to 77.7% for the three months ended March 31, 2004 from 77.8% in 2003. This slight improvement over the prior year was primarily the result of lower inventory reserve expense recorded in 2004 as a result of the success in our return-to-vendor programs. We incurred a positive reserve adjustment in 2004 as compared to $0.4 million expense related to inventory reserves for the three months ended March 31, 2003.

Selling, General, and Administrative Expenses

As a percentage of net sales, total selling, general, and administrative expenses decreased to 20.6% in 2004 from 21.2% in 2003. Selling, general, and administrative expenses decreased $0.1 million or 0.5% to $25.9 million for the three months ended March 31, 2004 from $26.1 million for the three months ended March 31, 2003. The decrease in total expense was primarily due to lower bad debt expense of $0.4 million that was partially offset by an increase in healthcare expense of $0.2 million.

Operating Income

Operating income increased $1.0 million or 77.0% to income of $2.2 million for the three months ended March 31, 2004 from $1.3 million for the three months ended March 31, 2003. This result was primarily due to the combined effect of the increase in revenues and the decrease in selling, general and administrative expenses in the current quarter.

Interest Expense

Interest expense decreased $0.4 million or 47.1% to $0.4 million for the three months ended March 31, 2004 from $0.8 million in 2003. The savings in interest expense was attributable to a 1.1% decrease in the average quarterly interest rate on our credit facility since March 31, 2003, due to lower LIBOR rates and favorable pricing due to improved operational performance. In addition, we reduced our debt outstanding under the credit facility by $9.7 million to $29.6 million on March 31, 2004 from $39.3 million on March 31, 2003 funded by improved operating cash flows.

Provision for Income Taxes

As a result of more profitable operations, the provision for income taxes increased by $0.5 million to $0.7 million for the three months ended March 31, 2004 from $0.2 million for the three months ended March 31, 2003. Our effective tax rate decreased to 38% in 2004 from 47% in 2003 due to a reduction in permanent items as a percentage of pre-tax income.

LIQUIDITY AND CAPITAL RESOURCES

Capital Availability and Requirements

At March 31, 2004, our total working capital was $79.9 million, which included $0.3 million in cash and cash equivalents. We had an aggregate of $73.4 million of borrowing capacity under our $100.0 million revolving credit facility with a syndicate of commercial banks (the “Credit Facility”). Based upon our current asset base and outstanding borrowings under the Credit Facility, we had borrowing capacity of $29.9 million. The average quarterly rate for the three months ended March 31, 2004 was 3.8%.

Our Credit Facility, which we entered into on December 22, 2000, was amended on May 28, 2003 extending the expiration date of the facility to May 28, 2006. The Credit Facility may be used for operations and acquisitions, and provides $5.0 million for swinglines and $10.0 million for letters of credit. Amounts outstanding under the Credit Facility bear interest at either the lead bank’s corporate rate or LIBOR, plus applicable margins, as we may select from time to time. We incur a fee between 25 and 37.5 basis points on the average daily-unused capacity during the term. Assets of all our subsidiaries secure the Credit Facility. We are also subject to certain financial covenants regarding fixed charge coverage, capital expenditures, and tangible net worth, which could affect our borrowings under the Credit Facility.

The principal financial covenants under our current Credit Facility require a fixed charge coverage ratio of 1.1:1.0 and capital expenditures of no more than $6.5 million in any twelve-month period. Our fixed charge coverage ratio was 1.6:1.0 at March 31, 2004 and our capital expenditures were $0.5 million for the twelve-month period ended March 31, 2004. Our covenants require a minimum tangible net worth of $45.0 million; at March 31, 2004 our tangible net worth was $57.6 million. We are presently in compliance with all covenants under the Credit Facility and anticipate that we will remain in compliance with the covenants.

Analysis of Cash Flows

Net cash used in operating activities was $3.8 million and $4.2 million for the three months ended March 31, 2004, and 2003, respectively. For the three months ended March 31, 2004, cash was used primarily to fund increasing levels of accounts receivable, as the revenues for the three months ended March 31, 2004 were the highest level recorded by the company since the second quarter of 2002. Cash provided by accounts payable, primarily as a result of higher inventory purchases, offset this use of cash. During the three months ended March 31, 2003, cash had also been used to fund higher levels of accounts receivable due to higher revenues than the same period in the previous year.

Net cash used in investing activities of $0.1 million for the three months ended March 31, 2004 and 2003, respectively, was primarily used for capital expenditures at the various regions.

Net cash provided by financing activities for the three months ended March 31, 2004 and 2003 was $3.8 million and $4.4 million, respectively. For both periods, cash was provided primarily by net borrowings on the credit facility. For the three months ended March 31, 2004, borrowings (net of payments) on the credit facility totaled $3.7 million as compared to borrowings (net of payments) of $5.4 million for the three months ended March 31, 2003.

CERTAIN ACCOUNTING POLICIES AND ESTIMATES

Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires our management to make estimates and assumptions that affect: the reported amounts of assets and liabilities at the date of the financial statements; the disclosure of contingent assets and liabilities at the date of the financial statements; and the reported amounts of revenues and expenses during the reporting period. Our management regularly evaluates its estimates and assumptions. These estimates and assumptions are based on historical experience and on various other factors that are believed to be reasonable under the circumstances and form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

While our significant accounting policies are described in Note 2 — Summary of Significant Accounting Policies in the Notes to Consolidated Financial Statements of our Annual Report on Form 10-K for fiscal 2003, we believe that the following accounting policies and estimates involve a higher degree of complexity and warrant specific description.

Allowance for Doubtful Accounts — Methodology

We have established an allowance for uncollectible accounts based on our collection experience and an assessment of the collectibility of specific accounts. We evaluate the collectibility of accounts receivable based on a combination of factors. Initially, we estimate an allowance for doubtful accounts as a percentage of accounts receivable based on historical collections experience. This initial estimate is periodically adjusted when we become aware of a specific customer’s inability to meet its financial obligations (e.g., bankruptcy filing) or as a result of changes in the overall aging of accounts receivable. We do not believe our estimate of the allowance for doubtful accounts is likely to be adversely affected by any individual customer, since we have no individually significant customers. We did not incur any bad debt expense for the three months ended March 31, 2004 and recorded bad debt expense $0.4 million for the three months ended March 31, 2003. We wrote off $0.2 million and $0.1 million against our reserves for accounts receivable for the three month periods ended March 31, 2004 and 2003, respectively. Our reserve for accounts receivable was approximately $3.5 million and $3.7 million at March 31, 2004 and December 31, 2003, respectively, or 5.0% and 6.1% of gross receivables, respectively.

Inventories — Slow Moving and Obsolescence

In connection with certain contracts, we maintain certain special inventories for specific customers’ needs. In certain contracts, the customers are required to purchase the special inventory at the point in time in which the inventory reaches a certain age. However, for other customer relationships and inventories, we are not protected by our customer from the risk of inventory loss. In such cases, we rely on available return privileges with vendors, if any. Therefore, in determining the net realizable value of inventories, we identify slow moving or obsolete inventories that (1) are not protected by our customer agreements from risk of loss, and (2) are not eligible for return under various vendor return programs. Based upon these factors, we estimate the net realizable value of inventories and record any necessary adjustments as a charge to cost of sales. If our inventory return privileges were discontinued in the future, or if customers were unable to honor the provisions of certain contracts that protect us from inventory losses, our risk of loss associated with obsolete or slowing moving inventories would increase. We did not incur any additional inventory reserve expense for the three months ended March 31, 2004 and increased the inventory reserve $0.1 million for the three months ended March 31, 2003. We wrote off $0.1 million and $0.3 million against our reserves for excess and obsolete inventories during the three months ended March 31, 2004 and 2003, respectively. Our reserve for obsolete and slow moving inventories was approximately $5.5 million and $5.6 million at March 31, 2004 and December 31, 2003, respectively, or 9.0% and 9.1% of gross inventories, respectively.

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

Self Insurance and Related Reserves

We are self-insured for certain losses relating to group health, worker’s compensation, and casualty losses, subject to stop loss limits. We utilize third party administrators to process and administer all related claims. We accrue an estimate for incurred but not reported claims and related expenses based upon historical experience. The accrual for incurred but not reported claims relating to group health, worker’s compensation, and casualty losses totaled approximately $2.0 million at March 31, 2004 and $1.8 million at December 31, 2003. The accuracy of our accrual for incurred but not reported claims is entirely dependent on future events which are subject to change. Because we are self-insured, an increase in the volume or severity of claims in the future may cause us to record additional expense which was not estimable at March 31, 2004. We are not aware of any increasing volume or severity of individual claims.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There has been no significant change in the disclosure concerning this item made in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

ITEM 4. CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of our management, including our President and Chief Executive Officer and our Senior Vice President and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our President and Chief Executive Officer and our Senior Vice President and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report in accumulating and communicating information to our management, including our President and Chief Executive Officer and our Senior Vice President and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures of that information under the Securities and Exchange Commission’s rules and forms and that our disclosure controls and procedures are designed to ensure that the information we are required to disclose in reports that we file or submit under the Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is subject to various claims and legal actions, which arise in the ordinary course of business. The Company believes that the ultimate resolution of such matters will not have a material adverse effect on the Company’s financial position or results of operations. There has been no significant change in the disclosure concerning this item made in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

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

Form 8-K filed February 26, 2004 reporting under Item 7 and Item 12, the issuance of a press release announcing preliminary financial information for the year ended December 31, 2003.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(a) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized in the City of Atlanta, State of Georgia, on the 29th day of April 2004.

INDUSTRIAL DISTRIBUTION GROUP, INC.
(Registrant)

Date: April 29, 2004	By:	/s/ Jack P. Healey

Jack P. Healey
Senior Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Accounting and
Financial Officer)