Form 10-Q
period 2004-06-30
INDUSTRIAL DISTRIBUTION GROUP INC
filed 2004-08-05
CIK 1042351

FORM 10-Q

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at July 15, 2004

Common Stock, $.01 par value	9,383,418

INDUSTRIAL DISTRIBUTION GROUP, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INDUSTRIAL DISTRIBUTION GROUP, INC.

CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	JUNE 30,	DECEMBER 31,
	2004	2003
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$428	$337
Accounts receivable, net	70,877	57,107
Inventory, net	55,716	56,011
Deferred tax assets	5,140	5,019
Prepaid and other current assets	6,401	5,598

Total current assets	138,562	124,072
PROPERTY AND EQUIPMENT, NET	6,682	7,006
INTANGIBLE ASSETS, NET	264	287
DEFERRED TAX ASSETS	769	784
OTHER ASSETS	950	996

Total assets	$147,227	$133,145

LIABILITIES & STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$190	$185
Accounts payable	46,465	39,173
Accrued compensation	2,484	2,231
Other accrued liabilities	7,197	7,425

Total current liabilities	56,336	49,014
LONG-TERM DEBT, NET OF CURRENT PORTION	30,070	26,348
OTHER LONG-TERM LIABILITIES	966	1,190

Total liabilities	87,372	76,552

COMMITMENTS AND CONTINGENCIES (NOTE 7)
STOCKHOLDERS’ EQUITY:
Preferred stock, $0.10 par value per share; 10,000,000 shares authorized, no shares issued or outstanding in 2004 and 2003	0	0
Common Stock, par value $0.01 per share, 50,000,000 shares authorized; 9,376,235 shares issued and 9,296,235 outstanding in 2004; 9,267,735 shares issued and 9,187,735 outstanding in 2003	94	93
Additional Paid-In Capital	99,901	99,341
Unearned Compensation	(81)	(117)
Accumulated Deficit	(40,059)	(42,724)

Total stockholders’ equity	59,855	56,593

Total liabilities and stockholders’ equity	$147,227	$133,145

The accompanying notes are an integral part of these consolidated financial statements.

INDUSTRIAL DISTRIBUTION GROUP, INC.

CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except share data)
(Unaudited)

	THREE MONTHS ENDED
	JUNE 30,
	2004	2003
NET SALES	$133,926	$121,071
COST OF SALES	104,667	94,161

Gross profit	29,259	26,910
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	26,350	25,383

Operating income	2,909	1,527
INTEREST EXPENSE	418	596
INTEREST INCOME	(3)	(6)
OTHER EXPENSE (INCOME)	23	(12)

EARNINGS BEFORE INCOME TAXES	2,471	949
PROVISION FOR INCOME TAXES	947	406

NET EARNINGS	$1,524	$543

BASIC AND DILUTED EARNINGS PER COMMON SHARE	$0.16	$0.06

WEIGHTED AVERAGE SHARES:
Basic	9,309,919	8,931,142

Diluted	9,685,463	9,083,698

The accompanying notes are an integral part of these consolidated financial statements.

INDUSTRIAL DISTRIBUTION GROUP, INC.

CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except share data)
(Unaudited)

	SIX MONTHS ENDED
	JUNE 30,
	2004	2003
NET SALES	$260,067	$244,148
COST OF SALES	202,666	189,921

Gross profit	57,401	54,227
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	52,278	51,449

Operating income	5,123	2,778
INTEREST EXPENSE	822	1,359
INTEREST INCOME	(18)	(12)
OTHER INCOME	(1)	(10)

EARNINGS BEFORE INCOME TAXES	4,320	1,441
PROVISION FOR INCOME TAXES	1,655	638

NET EARNINGS	$2,665	$803

BASIC EARNINGS PER COMMON SHARE	$0.29	$0.09

DILUTED EARNINGS PER COMMON SHARE	$0.28	$0.09

WEIGHTED AVERAGE SHARES:
Basic	9,285,016	8,916,959

Diluted	9,631,110	9,071,655

The accompanying notes are an integral part of these consolidated financial statements.

INDUSTRIAL DISTRIBUTION GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	SIX MONTHS ENDED
	JUNE 30,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$2,665	$803
Adjustments to reconcile net earnings to net cash used in operating activities:
Depreciation and amortization	584	1,274
Gain on sale of assets	(39)	(496)
Amortization of unearned compensation	36	42
Deferred taxes	(106)	42
Income tax benefit of stock options exercised	134	0
Changes in operating assets and liabilities:
Accounts receivable, net	(13,770)	(3,138)
Inventories, net	295	1,912
Prepaid and other assets	(764)	(3)
Accounts payable	7,292	514
Accrued compensation	253	(526)
Other accrued liabilities	(445)	(716)

Total adjustments	(6,530)	(1,095)

Net cash used in operating activities	(3,865)	(292)

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property and equipment, net	(299)	(236)
Proceeds from the sale of property and equipment	101	2,235

Net cash (used in) provided by investing activities	(198)	1,999

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock, net of issuance costs	427	123
Repayments on revolving credit facility	(56,285)	(65,275)
Borrowings on revolving credit facility	60,060	66,675
Short-term debt borrowings	5	0
Long-term debt repayments	(53)	(1,547)
Premium payments on management liability insurance	0	(930)
Deferred loan costs and other	0	(400)

Net cash provided by (used in) financing activities	4,154	(1,354)

NET CHANGE IN CASH AND CASH EQUIVALENTS	91	353
CASH AND CASH EQUIVALENTS, beginning of period	337	452

CASH AND CASH EQUIVALENTS, end of period	$428	$805

Supplemental Disclosures:
Interest paid	$594	$943

Income taxes paid	$3,159	$63

The accompanying notes are an integral part of these consolidated financial statements.

INDUSTRIAL DISTRIBUTION GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — JUNE 30, 2004 (Unaudited)

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

2. NEWLY ADOPTED ACCOUNTING STANDARDS

In January 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation 46 (“FIN 46”), “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51.” In December 2003, the FASB issued a revised Interpretation of FIN 46 (“Revised Interpretation”). FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of the Revised Interpretation was applied for the Company’s first interim period ending after March 15, 2004. The Company adopted FIN 46 as of April 1, 2004, and there was no impact on the Company’s financial position or consolidated statements of income as a result of the adoption.

3. CREDIT FACILITY

In December 2000, the Company entered into a $100.0 million revolving credit facility with a five financial institution syndicate. On May 28, 2003, the Company amended this agreement to extend it to May 28, 2006. The agreement contains a first security interest in the assets of the Company. The agreement provides that the facility may be used for operations and acquisitions, and provides $5.0 million for swinglines and $10.0 million for letters of credit. Amounts outstanding under the credit facility bear interest at either the lead bank’s corporate rate or LIBOR, as selected by the Company from time to time, plus applicable margins. At June 30, 2004 and December 31, 2003, the daily interest rates were 3.5% and 3.8%, respectively. There is an annual commitment fee on the unused portion of the facility equal to between 25 and 37.5 basis points of the average daily unused portion of the aggregate commitment depending on the indebtedness to adjusted EBITDA ratio, as defined.

The amounts outstanding under the facility at June 30, 2004 and December 31, 2003 were $29.6 million and $25.9 million, respectively, which have been classified as long-term liabilities in the consolidated balance sheets. Additionally, the Company had outstanding letters of credit of $2.8 million and $2.2 million under the facility at June 30, 2004 and December 31, 2003, respectively. The revolving credit facility contains various covenants pertaining to the maintenance of certain financial ratios. These covenants include requirements for fixed charge coverage, net worth, and capital expenditures, among other restrictions. The covenants also prohibit the payment of cash dividends. The Company was in compliance with these covenants as of June 30, 2004 and December 31, 2003.

4. CAPITAL STOCK

During the respective quarters ended June 30, 2004 and 2003, the Company issued 17,834 and 24,991 shares of its common stock through its employee stock purchase plan and 61,823 and 667 shares of its common stock pursuant to the exercise of options. For the respective six month periods ended June 30, 2004 and 2003, the Company issued 39,731 and 48,609 shares of its common stock through its employee stock purchase plan and 68,769 and 1,167 shares of its common stock pursuant to the exercise of options.

Options are included in the computation of diluted earnings per share (“EPS”) where the options’ exercise price is less than the average market price of the common shares during the period. The number of options outstanding during the three months ended June 30, 2004 and 2003 had a dilutive effect of 375,544 and 152,556 shares, respectively, to the weighted average common shares outstanding. The number of options outstanding during the six months ended June 30, 2004 and 2003 had a dilutive effect of 336,218 and 154,696 shares to the weighted average common shares outstanding, respectively. During the three months ended June 30, 2004 and 2003, options where the exercise price exceeded the average market price of the common shares totaled 58,275 and 802,594, respectively. During the six months ended June 30, 2004 and 2003, options where the exercise price exceeded the average market price of the common shares totaled 69,425 and 802,594, respectively.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Net earnings as reported	$1,524	$543	$2,665	$803
Add: Total stock-based compensation expense included in the determination of net earnings as reported, net of tax	31	11	67	21
Deduct: Total stock-based compensation expense determined under fair-value based method for all awards, net of tax	89	93	192	185

Pro forma net earnings	$1,466	$461	$2,540	$639

Earnings per common share:
Basic:
As reported	$0.16	$0.06	$0.29	$0.09
Pro forma	$0.16	$0.05	$0.27	$0.07
Diluted:
As reported	$0.16	$0.06	$0.28	$0.09
Pro forma	$0.15	$0.05	$0.26	$0.07

6. DEFERRED TAXES

The Company’s net deferred tax assets totaled approximately $5.9 million and $5.8 million at June 30, 2004 and December 31, 2003, respectively, and are subject to periodic recoverability assessments. The realization of deferred tax assets is principally dependent upon the Company’s ability to generate sufficient future taxable income in certain tax jurisdictions. Factors used to assess the likelihood of realization are the Company’s forecast of future taxable income, which is based upon estimates and assumptions, and available tax planning strategies that could be implemented to realize the net deferred tax assets. On the basis of the Company’s operating results and projections for future taxable income, management believes it is more likely than not that future operations will generate sufficient taxable income to realize the deferred tax assets. The Company evaluates the realizability and appropriateness of its deferred tax assets and liabilities quarterly and assesses the need for any valuation allowance against such deferred tax assets. The valuation allowance for net deferred tax assets was $3.1 million and $3.2 million as of June 30, 2004 and December 31, 2003, respectively.

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

Our discussions below in this Item 2 are based upon the more detailed discussions about our business, operations and financial condition included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2003, under Item 7. Our discussions here focus on our results during or as of the three-month and six-month periods ended June 30, 2004, and the comparable periods of 2003 for comparison purposes, and, to the extent applicable, any material changes from the information discussed in that Form 10-K or other important intervening developments or information since that time. These discussions should be read in conjunction with that Form 10-K for more detailed and background information.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2004 AND 2003

The following table sets forth a summary of our operating data and shows such data as a percentage of net sales for the periods indicated (dollars in thousands):

	THREE MONTHS ENDED JUNE 30,
	2004		2003
Net Sales	$133,926	100.0%	$121,071	100.0%
Cost of Sales	104,667	78.2	94,161	77.8

Gross Profit	29,259	21.8	26,910	22.2
Selling, General, and Administrative Expenses	26,350	19.6	25,383	20.9

Operating Income	2,909	2.2	1,527	1.3
Interest Expense	418	0.4	596	0.5
Interest Income	(3)	0.0	(6)	0.0
Other Expense (Income)	23	0.0	(12)	0.0

Earnings before taxes	2,471	1.8	949	0.8
Provision for income taxes	947	0.7	406	0.3

Net Earnings	$1,524	1.1%	$543	0.5%

Net sales

Net sales increased $12.9 million or 10.6% to $133.9 million for the three months ended June 30, 2004 from $121.1 million for the three months ended June 30, 2003. On a daily sales basis, revenues increased 12.4% over the prior year quarter. For the three months ended June 30, 2004, total FPS revenues grew $13.4 million or 22.1% to $74.0 million as compared to $60.6 million in the prior period. The increase was the combined result of new FPS sites added and increased production at existing sites. At June 30, 2004, we had 328 total FPS sites including 104 full storeroom management arrangements, which represents a net increase of 36 sites since June 30, 2003, including seven storeroom management sites. Revenues derived from the new FPS sites more than offset the slight decline in sales to our General MROP customers, which decreased by $0.6 million or 1.0% to $59.9 million for the three months ended June 30, 2004 from $60.5 million in 2003. Although we have also seen production levels increase at our General MROP customers, the decline reflects the impact of competition and a loss of market share primarily over the course of 2003 when many local competitors offered discounted prices that appeared more favorable to some customers than our prices.

Cost of Sales

Cost of sales increased $10.5 million or 11.2% to $104.7 million for the three months ended June 30, 2004 from $94.2 million for the three months ended June 30, 2003. As a percentage of net sales, cost of sales increased to 78.2% for the three months ended June 30, 2004 from 77.8% in 2003. This increase in cost of sales as a percentage of sales as compared to the prior year was primarily the result of a shift in sales mix from General MROP to FPS sales. Currently, our FPS arrangements typically yield a lower gross profit as a percentage of sales due to lower prices in exchange for the exclusive relationship in these arrangements; however, FPS yields a higher operating margin than General MROP sales because our FPS sales are characterized by lower fixed costs.

Selling, General, and Administrative Expenses

Selling, general, and administrative expenses increased $1.0 million or 3.8% to $26.4 million for the three months ended June 30, 2004 from $25.4 million for the three months ended June 30, 2003. As a percentage of net sales, total selling, general, and administrative expenses improved to 19.6% in 2004 from 20.9% in 2003. The dollar increase in expense was primarily due to the higher sales volume and variable costs relating to these sales, including higher salaries, benefits, incentives, and commissions of $0.9 million, and increased freight out, delivery, and travel expenses of $0.3 million. Training and other consulting expenses have also increased $0.2 million over the prior year quarter due to a company-wide training program. These increases were partially offset by a reduction in fixed costs, including a reduction in occupancy expenses of $0.4 million and a $0.1 million reduction in IT expenses as a result of consolidating operating locations. Also in 2003, we recognized a gain on the sale of real estate of $0.1 million which did not recur this year.

Operating Income

Operating income increased $1.4 million or 90.5% to $2.9 million for the three months ended June 30, 2004 from $1.5 million for the three months ended June 30, 2003. This was primarily due to the significant increase in revenues in the current quarter which was only partially offset by lower gross margins and a slight increase in selling, general and administrative expenses.

Interest Expense

As compared to a year ago we reduced our average debt outstanding under the credit facility by $5.8 million or 14.3% to $34.7 million for the three months ended June 30, 2004, which resulted in lower interest expense. Interest expense decreased $0.2 million or 29.9% to $0.4 million for the three months ended June 30, 2004 from $0.6 million in 2003. The savings in interest expense was attributable to a 22.2% decrease in the average quarterly interest rate on our credit facility, from 4.5% to 3.5%, since June 30, 2003, due to lower LIBOR rates and favorable pricing due to improved operational performance.

Provision for Income Taxes

As a result of more profitable operations, the provision for income taxes increased by $0.5 million to $0.9 million for the three months ended June 30, 2004 from $0.4 million for the three months ended June 30, 2003. Our effective tax rate decreased to 38.3% in 2004 from 42.8% in 2003 due to a reduction in permanent items as a percentage of pre-tax income.

SIX MONTHS ENDED JUNE 30, 2004 AND 2003

The following table sets forth a summary of our operating data and shows such data as a percentage of net sales for the periods indicated (dollars in thousands):

	SIX MONTHS ENDED JUNE 30,
	2004		2003
Net Sales	$260,067	100.0%	$244,148	100.0%
Cost of Sales	202,666	77.9	189,921	77.8

Gross Profit	57,401	22.1	54,227	22.2
Selling, General, and Administrative Expenses	52,278	20.1	51,449	21.1

Operating Income	5,123	2.0	2,778	1.1
Interest Expense	822	0.3	1,359	0.5
Interest Income	(18)	0.0	(12)	0.0
Other Income	(1)	0.0	(10)	0.0

Earnings before taxes	4,320	1.7	1,441	0.6
Provision for income taxes	1,655	0.7	638	0.3

Net Earnings	$2,665	1.0%	$803	0.3%

Net Sales

For the six months ended June 30, 2004, net sales increased by $15.9 million or 6.5% from $244.1 million for the six months ended June 30, 2003 to $260.1 million. On a daily sales basis revenues also increased 6.5% over the prior year as the number of days year to date were the same for both 2004 and 2003. Total FPS revenues grew $18.1 million or 14.7% from $123.5 million for the six months ended June 30, 2003 to $141.7 million in the current year. The increase in FPS revenues was due to the net increase of 36 new FPS sites (including seven new storeroom management arrangements) since June 30, 2003, and increased production and increased market share at existing sites. At June 30, 2004, we had 328 total FPS sites including 104 full storeroom management arrangements, as compared to 292 total FPS sites including 99 full storeroom management arrangements at June 30, 2003. The increase in FPS sales was partially offset by slightly lower levels of sales to our General MROP customers, which decreased by $2.2 million or 1.8% to $118.4 million from $120.6 million in the prior period. As with FPS, we have seen an increase in production levels at our General MROP customers, but the decrease in General MROP revenues primarily reflects the impact of competition and a loss of market share primarily during 2003 when many local competitors offered greater discounts on prices than we did.

Cost of Sales

Cost of sales for the six months ended June 30, 2004 increased $12.7 million or 6.7% to $202.7 million from $189.9 million for the six months ended June 30, 2003. Cost of sales, as a percentage of net sales, reflected a slight increase from 77.8% for the six months ended June 30, 2003 to 77.9% for 2004, primarily as a result of a shift in sales mix from General MROP sales towards FPS sales. Our FPS sales typically have lower gross profit as a percentage of sales than do our General MROP sales due to lower prices in exchange for the exclusive relationship in these FPS arrangements. Although our FPS sales currently have lower gross margins, they typically yield higher operating margins than General MROP sales because our selling, general, and administrative expenses are lower and more variable at FPS sites.

Selling, General, and Administrative Expenses

Selling, general, and administrative expenses for the six months ended June 30, 2004 increased $0.8 million or 1.6% to $52.3 million as compared to $51.4 million for the six months ended June 30, 2003. As a percentage of net sales, selling, general, and administrative expenses improved to 20.1% for the six months ended June 30, 2004 from 21.1% for the same period in the prior year. The dollar increase in expense for the six months ended June 30, 2004 was primarily a result of increased variable expenses associated with higher sales volume, including salaries, benefits, commissions, and additional incentives due to improved operating performance of $1.2 million, increased freight out, delivery, and travel expense of $0.2 million, and an increase of $0.4 million in outside services. In 2003, we recognized a gain of $0.1 million on the sale of real estate, which did not recur this year. In addition, we had savings of $0.5 million in occupancy expense as a result of consolidating operating locations and a reduction of $0.4 million in bad debt expense for the six months ended June 30, 2004.

Operating Income

Operating income increased $2.3 million or 84.4% to $5.1 million of income for the six months ended June 30, 2004 from $2.8 million for the six months ended June 30, 2003. This increase was primarily due to the increase in sales volume which was only partially offset by a slight decrease in gross margin and increase in selling, general and administrative expenses.

Interest Expense

As compared to a year ago we reduced our average debt outstanding under the credit facility by $7.1 million or 17.6% to $33.3 million for the six months ended June 30, 2004, which resulted in lower interest expense. Interest expense decreased $0.5 million or 39.5% to $0.8 million for the six months ended June 30, 2004 from $1.4 million in 2003. The savings in interest expense was attributable to a 23.4% decrease in the average quarterly interest rate on our credit facility, from 4.7% to 3.6%, since June 30, 2003, due to lower LIBOR rates and favorable pricing due to improved operational performance.

Provision for Income Taxes

As a result of more profitable operations, the provision for income taxes increased by $1.0 million to $1.7 million for the six months ended June 30, 2004 from $0.6 million for the six months ended June 30, 2003. Our effective tax rate decreased to 38.3% in 2004 from 44.2% in 2003 due to a reduction in permanent items as a percentage of pre-tax income.

LIQUIDITY AND CAPITAL RESOURCES

Capital Availability and Requirements

At June 30, 2004, our total working capital was $82.2 million, which included $0.4 million in cash and cash equivalents. We had an aggregate of $65.4 million of borrowing capacity under our $100.0 million revolving credit facility with a syndicate of commercial banks (the “Credit Facility”). Based upon our current asset base (which is used as our collateral) and outstanding borrowings under the Credit Facility, we had borrowing availability under the Credit Facility of $33.0 million. The average quarterly interest rate for the three months ended June 30, 2004 was 3.5%.

The principal financial covenants under our current Credit Facility require a fixed charge coverage ratio of 1.1:1.0 and capital expenditures of no more than $6.5 million in any twelve-month period. Our fixed charge coverage ratio was 1.7:1.0 at June 30, 2004 and our capital expenditures were $0.6 million for the twelve-month period ended June 30, 2004. Our covenants require a minimum tangible net worth of $45.0 million; at June 30, 2004 our tangible net worth was $59.6 million. We are presently in compliance with all covenants under the Credit Facility and anticipate that we will remain in compliance with the covenants.

Analysis of Cash Flows

Net cash used in operating activities was $3.9 million and $0.3 million for the six months ended June 30, 2004 and 2003, respectively. For the six months ended June 30, 2004, cash was used primarily by accounts receivable as a result of the increase in sales volume over the course of the year but was partially offset by an increase in accounts payable because we have increased purchase volume to service the additional sales volume. When compared to 2003, cash used in operating activities increased primarily due to the increased business activity and corresponding working capital needs.

Net cash (used in) provided by investing activities for the six months ended June 30, 2004 and 2003 was ($0.2 million) and $2.0 million, respectively. Cash used for capital expenditures was $0.3 million and $0.2 million for the six months ended June 30, 2004 and 2003, respectively. For the six months ended June 30, 2003, we received cash of $2.2 million, net of closing costs, as a result of the sale of three real properties.

Net cash provided by (used in) financing activities was $4.3 million and ($1.4 million) for the six months ended June 30, 2004 and 2003, respectively. For the six months ended June 30, 2004 and 2003, cash was provided primarily by net borrowings on our Credit Facility of $3.8 million and $1.4 million, respectively. During the six months ended June 30, 2004, $0.5 million of cash was also provided from the proceeds of issuance of common stock due primarily to the exercise of stock options. During the six months ended June 30, 2003, we used $1.2 million of the proceeds from the sale of a facility to retire a mortgage associated with the facility. Additionally, in 2003, the Company made payments totaling $0.9 million under our management liability insurance policy, and paid $0.4 million in deferred loan cost as a result of the amendment to our Credit Facility.

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

Allowance for Doubtful Accounts — Methodology

We have established an allowance for uncollectible accounts based on our collection experience and an assessment of the collectability of specific accounts. We evaluate the collectability of accounts receivable based on a combination of factors. Initially, we estimate an allowance for doubtful accounts as a percentage of accounts receivable based on historical collections experience. This initial estimate is periodically adjusted when we become aware of a specific customer’s inability to meet its financial obligations (e.g., bankruptcy filing) or as a result of changes in the overall aging of accounts receivable. We do not believe our estimate of the allowance for doubtful accounts is likely to be adversely affected by any individual customer or group of customers, since our customers are geographically and functionally dispersed, and none are individually significant. We incurred $0.2 million in bad debt expense for the three months ended June 30, 2004 and June 30, 2003. We wrote off $0.2 million against our reserves for accounts receivable for the three month period ended June 30, 2004 and we did not have any write offs against the reserve for the three months ended June 30, 2003. We recorded bad debt expense of $0.2 million and $0.6 million for the six month periods ended June 30, 2004 and 2003, respectively, and wrote off $0.4 million and $0.2 million against our reserves for accounts receivable for these same periods. Our reserve for accounts receivable was approximately $3.6 million and $3.7 million at June 30, 2004 and December 31, 2003, respectively, or 4.8% and 6.1% of gross receivables, respectively.

Inventories — Slow Moving and Obsolescence

In connection with certain contracts, we maintain certain special inventories for specific customers’ needs. In certain contracts, the customers are required to purchase the special inventory at the point in time in which the inventory reaches a certain age. However, for other customer relationships and inventories, we are not protected by our customer from the risk of inventory obsolescence. In such cases, we rely on available return privileges with vendors, if any. Therefore, in determining the net realizable value of inventories, we identify slow moving or obsolete inventories that (1) are not protected by our customer agreements from risk of loss, and (2) are not eligible for return under various vendor return programs. Based upon these factors, we estimate the net realizable value of inventories and record any necessary adjustments as a charge to cost of sales. If our inventory return privileges were discontinued in the future, or if customers were unable to honor the provisions of certain contracts that protect us from inventory losses, our risk of loss associated with obsolete or slow moving inventories would increase. We recovered $0.1 million in inventory reserve expense for the three months ended June 30, 2004 and incurred $0.1 million in inventory reserve expense for the three months ended June 30, 2003. We wrote off $0.1 million against our reserves for excess and obsolete inventories during the three months ended June 30, 2004 and 2003. During the six months ended June 30, 2004, we recovered $0.1 million in inventory reserve expense and for the six months ended June 30, 2003 we incurred $0.1 million, to increase inventory reserves. We wrote off $0.2 million and $0.4 million, against our reserves for excess and obsolete inventories during the six months ended June 30, 2004 and 2003, respectively. Our reserve for obsolete and slow moving inventories was approximately $5.3 million and $5.6 million at June 30, 2004 and December 31, 2003, respectively, or 8.7% and 9.1% of gross inventories, respectively.

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

Self Insurance and Related Reserves

We are self-insured for certain losses relating to group health, worker’s compensation, and casualty losses, subject to stop loss limits. We utilize third party administrators to process and administer all related claims. We accrue an estimate for incurred but not reported claims and related expenses based upon historical experience. The accrual for incurred but not reported claims relating to group health, worker’s compensation, and casualty losses totaled approximately $1.9 million at June 30, 2004 and $1.8 million at December 31, 2003. The accuracy of our accrual for incurred but not reported claims is entirely dependent on future events that are subject to change. Because we are self-insured, an increase in the volume or severity of claims in the future may cause us to record additional expense that was not estimable at June 30, 2004. We are not aware of any increasing volume or severity of individual claims.

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

No change occurred in the Company’s internal controls concerning financial reporting during the second fiscal quarter ended June 30, 2004 that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

ITEM 5. OTHER INFORMATION

As previously reported, during the second quarter we moved our listing of our common stock from the New York Stock Exchange to the NASDAQ National Market, and trading commenced on the NASDAQ on June 2, 2004. Currently, there are 10 broker dealers who serve as market makers for our common stock on the NASDAQ market. Our expenses in connection with the move were approximately $0.2 million (approximately half of which are being amortized rather than expensed currently), and did not affect materially, either as an aggregate or as a percentage of revenues, our results of operations for the current quarter.

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

Form 8-K filed June 1, 2004 reporting under Item 5 and Item 7, the issuance of a press release reporting IDG’s common stock will commence trading on the NASDAQ National Market on June 2, 2004.

Form 8-K filed May 26, 2004 reporting under Item 5 and Item 7, the issuance of a press release reporting the moving of IDG’s stock listing to the NASDAQ National Market during the week of May 31, 2004.

Form 8-K filed April 29, 2004 reporting under Item 7 and Item 12, the issuance of a press release announcing preliminary financial information for the quarter ended March 31, 2004.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(a) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized in the City of Atlanta, State of Georgia, on the 5th day of August 2004.

INDUSTRIAL DISTRIBUTION GROUP, INC. (Registrant)
Date: August 5, 2004	By:	/s/ Jack P. Healey
Jack P. Healey Senior Vice President
and Chief Financial Officer (Duly Authorized Officer and Principal Accounting and Financial Officer)