Form 10-Q
period 2004-09-30
INDUSTRIAL DISTRIBUTION GROUP INC
filed 2004-11-12
CIK 1042351

FORM 10-Q

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at October 15, 2004

Common Stock, $.01 par value	9,271,587

INDUSTRIAL DISTRIBUTION GROUP, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INDUSTRIAL DISTRIBUTION GROUP, INC.

CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	SEPTEMBER 30,	DECEMBER 31,
	2004	2003
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$631	$337
Accounts receivable, net	69,643	57,107
Inventory, net	56,206	56,011
Deferred tax assets	5,173	5,019
Prepaid and other current assets	5,512	5,598

Total current assets	137,165	124,072
PROPERTY AND EQUIPMENT, NET	6,666	7,006
INTANGIBLE ASSETS, NET	253	287
DEFERRED TAX ASSETS	2,832	784
OTHER ASSETS	905	996

Total assets	$147,821	$133,145

LIABILITIES & STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$193	$185
Accounts payable	44,614	39,173
Accrued compensation	3,223	2,231
Other accrued liabilities	7,080	7,425

Total current liabilities	55,110	49,014
LONG-TERM DEBT, NET OF CURRENT PORTION	28,066	26,348
OTHER LONG-TERM LIABILITIES	954	1,190

Total liabilities	84,130	76,552

COMMITMENTS AND CONTINGENCIES (NOTE 7)
STOCKHOLDERS’ EQUITY:
Preferred stock, $0.10 par value per share; 10,000,000 shares authorized, no shares issued or outstanding in 2004 and 2003	0	0
Common stock, par value $0.01 per share, 50,000,000 shares authorized; 9,450,411 shares issued and 9,370,411 outstanding in 2004; 9,018,162 shares issued and 8,938,162 outstanding in 2003	95	93
Additional paid-in capital	100,462	99,341
Unearned compensation	(410)	(117)
Accumulated deficit	(36,456)	(42,724)

Total stockholders’ equity	63,691	56,593

Total liabilities and stockholders’ equity	$147,821	$133,145

The accompanying notes are an integral part of these consolidated financial statements.

INDUSTRIAL DISTRIBUTION GROUP, INC.

CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except share data)
(Unaudited)

	THREE MONTHS ENDED
	SEPTEMBER 30,
	2004	2003
NET SALES	$134,539	$119,200
COST OF SALES	105,499	92,512

Gross profit	29,040	26,688
SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES	26,158	25,130

Operating income	2,882	1,558
INTEREST EXPENSE	397	492
INTEREST INCOME	(3)	(6)
OTHER EXPENSE (INCOME)	2	(15)

EARNINGS BEFORE INCOME TAXES	2,486	1,087
(BENEFIT) PROVISION FOR INCOME TAXES	(1,117)	456

NET EARNINGS	$3,603	$631

BASIC EARNINGS PER COMMON SHARE	$0.38	$0.07

DILUTED EARNINGS PER COMMON SHARE	$0.37	$0.07

WEIGHTED AVERAGE SHARES:
Basic	9,377,554	8,968,455

Diluted	9,757,191	9,146,546

The accompanying notes are an integral part of these consolidated financial statements.

INDUSTRIAL DISTRIBUTION GROUP, INC.

CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except share data)
(Unaudited)

	NINE MONTHS ENDED
	SEPTEMBER 30,
	2004	2003
NET SALES	$394,606	$363,348
COST OF SALES	308,165	282,433

Gross profit	86,441	80,915
SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES	78,436	76,579

Operating income	8,005	4,336
INTEREST EXPENSE	1,219	1,851
INTEREST INCOME	(21)	(18)
OTHER EXPENSE (INCOME)	1	(25)

EARNINGS BEFORE INCOME TAXES	6,806	2,528
PROVISION FOR INCOME TAXES	538	1,094

NET EARNINGS	$6,268	$1,434

BASIC EARNINGS PER COMMON SHARE	$0.67	$0.16

DILUTED EARNINGS PER COMMON SHARE	$0.65	$0.16

WEIGHTED AVERAGE SHARES:
Basic	9,315,862	8,935,717

Diluted	9,673,137	9,095,253

The accompanying notes are an integral part of these consolidated financial statements.

INDUSTRIAL DISTRIBUTION GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	NINE MONTHS ENDED
	SEPTEMBER 30,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$6,268	$1,434
Adjustments to reconcile net earnings to net cash (used in) provided by operating activities:
Depreciation and amortization	902	1,894
Gain on sale of assets	(61)	(592)
Amortization of unearned compensation	87	63
Deferred taxes	(2,202)	241
Income tax benefit of stock options exercised	167	0
Changes in operating assets and liabilities:
Accounts receivable, net	(12,536)	(2,577)
Inventories, net	(195)	2,048
Prepaid and other assets	157	(723)
Accounts payable	5,441	1,639
Accrued compensation	992	(96)
Other accrued liabilities	(568)	420

Total adjustments	(7,816)	2,317

Net cash (used in) provided by operating activities	(1,548)	3,751

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property and equipment, net	(584)	(398)
Proceeds on sale of investments	5	0
Proceeds from the sale of property and equipment	119	3,028

Net cash (used in) provided by investing activities	(460)	2,630

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock, net of issuance costs	576	190
Repayments on revolving credit facility	(86,735)	(92,175)
Borrowings on revolving credit facility	88,535	89,300
Short-term debt borrowings	8	0
Long-term debt repayments	(82)	(1,705)
Premium payments on management liability insurance	0	(930)
Deferred loan costs and other	0	(412)

Net cash provided by (used in) financing activities	2,302	(5,732)

NET CHANGE IN CASH AND CASH EQUIVALENTS	294	649
CASH AND CASH EQUIVALENTS, beginning of period	337	452

CASH AND CASH EQUIVALENTS, end of period	$631	$1,101

Supplemental Disclosures:
Interest paid	$919	$1,291

Income taxes paid	$3,624	$99

The accompanying notes are an integral part of these consolidated financial statements.

INDUSTRIAL DISTRIBUTION GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - SEPTEMBER 30, 2004 (Unaudited)

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

2. NEWLY ADOPTED ACCOUNTING STANDARDS

In January 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation 46 (“FIN 46”), “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51.” In December 2003, the FASB issued a revised Interpretation of FIN 46 (“Revised Interpretation”). FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of the Revised Interpretation were applied for the Company’s first interim period ending after March 15, 2004. The Company’s adoption of FIN 46 had no impact on the Company’s financial position or consolidated statements of income as a result of the adoption.

3. CREDIT FACILITY

In December 2000, the Company entered into a $100.0 million revolving credit facility with a five financial institution syndicate. On May 28, 2003, the Company amended this agreement to extend it to May 28, 2006. The agreement contains a first security interest in the assets of the Company. The agreement provides that the facility may be used for operations and acquisitions, and provides $5.0 million for swinglines and $10.0 million for letters of credit. Amounts outstanding under the credit facility bear interest at either the lead bank’s corporate rate or LIBOR, as selected by the Company from time to time, plus applicable margins. At September 30, 2004 and December 31, 2003, the daily interest rates were 3.6% and 3.8%, respectively. There is an annual commitment fee on the unused portion of the facility equal to between 25 and 37.5 basis points of the average daily unused portion of the aggregate commitment depending on the indebtedness to adjusted EBITDA ratio, as defined.

The amounts outstanding under the facility at September 30, 2004 and December 31, 2003 were $27.6 million and $25.9 million, respectively, which have been classified as long-term liabilities in the consolidated balance sheets. Additionally, the Company had outstanding letters of credit of $2.1 million and $2.2 million under the facility at September 30, 2004 and December 31, 2003, respectively. The revolving credit facility contains various covenants pertaining to the maintenance of certain financial ratios. These covenants include requirements for fixed charge coverage, net worth, and capital expenditures, among other restrictions. The covenants also prohibit the payment of cash dividends. The Company was in compliance with these covenants as of September 30, 2004 and December 31, 2003.

4. CAPITAL STOCK

During the respective quarters ended September 30, 2004 and 2003, the Company issued 9,441 and 22,330 shares of its common stock through its employee stock purchase plan and 15,080 and 5,533 shares of its common stock pursuant to the exercise of options. For the respective nine-month periods ended September 30, 2004 and 2003, the Company issued 49,172 and 70,939 shares of its common stock through its employee stock purchase plan and 83,849 and 6,700 shares of its common stock pursuant to the exercise of options.

Options are included in the computation of diluted earnings per share (“EPS”) where the options’ exercise price is less than the average market price of the common shares during the period. The number of options outstanding during the three months ended September 30, 2004 and 2003 had a dilutive effect of 379,637 and 178,091 shares, respectively, to the weighted average common shares outstanding. The number of options outstanding during the nine months ended September 30, 2004 and 2003 had a dilutive effect of 346,385 and 159,536 shares, respectively, to the weighted average common shares outstanding. During the three months ended September 30, 2004 and 2003, options where the exercise price exceeded the average market price of the common shares totaled 58,275 and 490,904, respectively. During the nine months ended September 30, 2004 and 2003, options where the exercise price exceeded the average market price of the common shares totaled 58,275 and 799,904, respectively.

5. STOCK BASED COMPENSATION

The Company has several stock-based compensation plans, which are described in Note 8 - Capital Stock in the Notes to Consolidated Financial Statements of the Company’s Annual Report on Form 10-K for the fiscal year 2003. Effective January 1, 2003, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation.” Under the prospective method of adoption selected by the Company under the provisions of SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure,” the recognition provisions have been applied to all employee awards granted, modified, or settled after January 1, 2003.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Net earnings as reported	$3,603	$631	$6,268	$1,434
Add: Total stock-based compensation expense included in the determination of net earnings as reported, net of tax	32	10	99	31
Deduct: Total stock-based compensation expense determined under fair-value based method for all awards, net of tax	81	92	273	277

Pro forma net earnings	$3,554	$549	$6,094	$1,188

Basic earnings per common share:
As reported	$0.38	$0.07	$0.67	$0.16
Pro forma	$0.38	$0.06	$0.65	$0.13
Diluted earnings per common share:
As reported	$0.37	$0.07	$0.65	$0.16
Pro forma	$0.36	$0.06	$0.63	$0.13

6. DEFERRED TAXES

The Company’s net deferred tax assets totaled approximately $8.0 million and $5.8 million at September 30, 2004 and December 31, 2003, respectively, and are subject to periodic recoverability assessments. The realization of deferred tax assets is principally dependent upon the Company’s ability to generate sufficient future taxable income in certain tax jurisdictions. Factors used to assess the likelihood of realization are the Company’s forecast of future taxable income (which is based upon estimates and assumptions) and available tax planning strategies that could be implemented to realize the net deferred tax assets. On the basis of the Company’s operating results and projections for future taxable income, management believes it is more likely than not that future operations will generate sufficient taxable income to realize the deferred tax assets. The Company evaluates the realizability and appropriateness of its deferred tax assets and liabilities quarterly and assesses the need for any valuation allowance against such deferred tax assets. During the third quarter of 2004, the Company determined that it is more likely than not that future tax benefits associated with deductible goodwill amortization for tax purposes will be realizable. The deferred tax assets associated with the future goodwill amortization had been fully reserved with a valuation allowance primarily due to the assets extended reversal period and the uncertainty of future taxable income over this period. The Company made the determination to reverse the valuation allowance primarily based on our current taxable income and projections of future taxable income over the reversal period. This resulted in a $2.0 million ($0.21 per diluted share for the quarter and the year) reduction of the valuation allowance and an associated reduction of the provision for income tax expense during the period. The valuation allowance for net deferred tax assets was $1.0 million as of September 30, 2004 and $3.2 million as of December 31, 2003. The valuation allowance for deferred tax assets of $1.0 million at September 30, 2004 is primarily for state net operating loss carryforwards for which the Company believes sufficient taxable income will not be realized prior to expiration.

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

Our discussions below in this Item 2 are based upon the more detailed discussions about our business, operations and financial condition included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2003, under Item 7. Our discussions here focus on our results during or as of the three-month and nine-month periods ended September 30, 2004, and the comparable periods of 2003 for comparison purposes, and, to the extent applicable, any material changes from the information discussed in that Form 10-K or other important intervening developments or information since that time. These discussions should be read in conjunction with that Form 10-K for more detailed and background information.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003

The following table sets forth a summary of our operating data and shows such data as a percentage of net sales for the periods indicated (dollars in thousands):

	THREE MONTHS ENDED SEPTEMBER 30,
	2004		2003
Net Sales	$134,539	100.0%	$119,200	100.0%
Cost of Sales	105,499	78.4	92,512	77.6

Gross Profit	29,040	21.6	26,688	22.4
Selling, General, and Administrative Expenses	26,158	19.4	25,130	21.1

Operating Income	2,882	2.2	1,558	1.3
Interest Expense	397	0.3	492	0.4
Interest Income	(3)	0.0	(6)	0.0
Other Expense (Income)	2	0.0	(15)	0.0

Earnings Before Taxes	2,486	1.9	1,087	0.9
(Benefit) Provision for Income Taxes	(1,117)	(0.8)	456	0.4

Net Earnings	$3,603	2.7%	$631	0.5%

Net sales

Net sales increased $15.3 million or 12.9% to $134.5 million for the three months ended September 30, 2004 from $119.2 million for the three months ended September 30, 2003. On a daily sales basis, revenues increased $0.2 million or 12.9% over the prior year quarter. For the three months ended September 30, 2004, total FPS revenues grew $10.3 million or 16.4% to $73.0 million as compared to $62.7 million in the prior period. The increase was the combined result of new FPS sites added and increased production at existing sites. At September 30, 2004, we had 332 total FPS sites, including 101 full storeroom management arrangements, which represents a net increase of 21 sites since September 30, 2003. General MROP sales increased $5.0 million or 8.7% to $61.5 million for the three months ended September 30, 2004, from $56.5 million in 2003 primarily as a result of increased volume at existing accounts.

Cost of Sales

Cost of sales increased $13.0 million or 14.0% to $105.5 million for the three months ended September 30, 2004, from $92.5 million for the three months ended September 30, 2003. As a percentage of net sales, cost of sales increased to 78.4% for the three months ended September 30, 2004, from 77.6% in 2003. This increase in cost of sales as a percentage of sales as compared to the prior year was primarily the result of lower gross margins on our General MROP sales. Although we have seen production levels increase at our General MROP customers, the decline in gross profit reflects the impact of competition on our pricing. In addition, for the three months ended September 30, 2004, we increased inventory reserves $0.3 million as compared to ($0.1 million) in the same period in the prior year. The increase in inventory reserve expense was primarily due to a reduction in our estimate of net realizable value for inventory in Shanghai, China.

Selling, General, and Administrative Expenses

Selling, general, and administrative expenses increased $1.0 million or 4.1% to $26.2 million for the three months ended September 30, 2004, from $25.1 million for the three months ended September 30, 2003. As a percentage of net sales, however, total selling, general, and administrative expenses improved to 19.4% in 2004 from 21.1% in 2003. The dollar increase in expense was primarily due to the higher sales volume and variable costs relating to these sales, including higher salaries, incentives, and commissions of $1.3 million and increased freight out, delivery, and travel expenses of $0.5 million. In the prior year, we recognized a gain on the sale of property of $0.1 million, which has not recurred this year. We also incurred an additional $0.1 million in bad debt expense during the third quarter of 2004 as compared to recovering $0.3 million for the third quarter of 2003. These increases were partially offset by the realization of a gain on the settlement of a lawsuit of $0.4 million in addition to a reduction in occupancy expense of $0.3 million due to our facility rationalization program and a reduction in benefits expense of $0.3 million primarily due to a reduction in estimated incurred but not reported self-insurance health claims.

Operating Income

Operating income increased $1.3 million or 85.0% to $2.9 million for the three months ended September 30, 2004, from $1.6 million for the three months ended September 30, 2003. This was primarily due to the significant increase in revenues in the current quarter, which was only partially offset by lower gross margins and a slight increase in selling, general, and administrative expenses.

Interest Expense

As compared to a year ago, we reduced our average debt outstanding under our Credit Facility by $3.4 million or 10.9% to $27.6 million for the three months ended September 30, 2004. Interest expense decreased $0.1 million or 19.3% to $0.4 million for the three months ended September 30, 2004 from $0.5 million in 2003. The savings in interest expense was attributable to the lower average debt outstanding, as well as a 20 basis point decrease in the average quarterly interest rate on our Credit Facility, from 4.2% to 4.0%, since September 30, 2003, due to lower LIBOR rates and favorable pricing due to improved operating performance.

Provision (Benefit) for Income Taxes

The provision (benefit) for income taxes decreased by $1.6 million, resulting in a net income tax benefit of $1.1 million for the three months ended September 30, 2004, compared to an expense reserve of $0.5 million for the three months ended September 30, 2003. The change primarily reflects a reduction of our valuation allowance for our deferred tax asset associated with the future deductible goodwill amortization, as explained in Note 6 to our financial statements for September 30, 2004, included in Item 1 above. That adjustment to our deferred tax asset is a non-recurring benefit. Excluding that tax adjustment, our effective tax rate decreased to 36.0% in the third quarter of 2004 from 42.0% in third quarter of 2003 due to a reduction in permanent items as a percentage of pre-tax income.

NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003

The following table sets forth a summary of our operating data and shows such data as a percentage of net sales for the periods indicated (dollars in thousands):

	NINE MONTHS ENDED SEPTEMBER 30,
	2004		2003
Net Sales	$394,606	100.0%	$363,348	100.0%
Cost of Sales	308,165	78.1	282,433	77.7

Gross Profit	86,441	21.9	80,915	22.3
Selling, General, and Administrative Expenses	78,436	19.9	76,579	21.1

Operating Income	8,005	2.0	4,336	1.2
Interest Expense	1,219	0.3	1,851	0.5
Interest Income	(21)	0.0	(18)	0.0
Other Expense (Income)	1	0.0	(25)	0.0

Earnings Before Taxes	6,806	1.7	2,528	0.7
Provision for Income Taxes	538	0.1	1,094	0.3

Net Earnings	$6,268	1.6%	$1,434	0.4%

Net Sales

For the nine months ended September 30, 2004, net sales increased by $31.3 million or 8.6% to $394.6 million from $363.3 million for the nine months ended September 30, 2003. On a daily sales basis revenues increased $0.2 million or 8.6% over the prior year. Total FPS revenues grew $28.5 million or 15.3% to $214.7 million in the current year from $186.2 million for the nine months ended September 30, 2003. The increase in FPS revenues was due to the net increase of 21 new FPS sites since September 30, 2003, increased production levels at existing sites, and our efforts to increase market share at our FPS locations. At September 30, 2004, we had 332 total FPS sites including 101 full storeroom management arrangements. As with FPS, we have seen an increase in production levels at our General MROP customers resulting in increased sales of $2.7 million or 1.5% to $179.9 million from $177.2 million for the nine months ended September 30, 2003.

Cost of Sales

Cost of sales for the nine months ended September 30, 2004 increased $25.7 million or 9.1% to $308.2 million from $282.4 million for the nine months ended September 30, 2003. Cost of sales, as a percentage of net sales, reflected an increase from 77.7% for the nine months ended September 30, 2003 to 78.1% for 2004, primarily as a result of a shift in sales mix from General MROP sales towards FPS sales (even though we had somewhat lower gross margins on General MROP sales in the third quarter of 2004, as discussed above). Currently, as a general matter, our FPS arrangements typically yield a lower gross profit as a percentage of sales than do our General MROP sales, due to lower prices in exchange for the exclusive relationship in these arrangements; however, FPS yields a higher operating margin than General MROP sales because our FPS sales generally have lower fixed costs.

Selling, General, and Administrative Expenses

Selling, general, and administrative expenses for the nine months ended September 30, 2004 increased $1.9 million or 2.4% to $78.4 million as compared to $76.6 million for the nine months ended September 30, 2003. As a percentage of net sales, however, selling, general, and administrative expenses improved to 19.9% for the nine months ended September 30, 2004, from 21.1% for the same period in the prior year. The dollar increase in expense for the nine months ended September 30, 2004 was primarily a result of increased variable expenses associated with higher sales volume, including salaries, commissions, and additional incentives due to improved operating performance of $2.4 million. Partially offsetting these increases was a savings of $0.4 million due to a change in our estimated incurred but not reported self-insurance health claims. We also realized a gain of $0.4 million resulting from settlement of a lawsuit during the third quarter.

Operating Income

Operating income increased $3.7 million or 84.6% to $8.0 million for the nine months ended September 30, 2004 from $4.3 million for the nine months ended September 30, 2003. This increase was primarily due to the increase in sales volume, which was only partially offset by a decrease in gross margin and an increase in selling, general, and administrative expenses.

Interest Expense

As compared to the nine months ended September 30, 2003, we reduced our average debt outstanding under our Credit Facility by $3.4 million or 10.9% to $27.6 million for the nine months ended September 30, 2004. Interest expense decreased $0.6 million or 34.1% to $1.2 million for the nine months ended September 30, 2004 from $1.9 million in 2003. The savings in interest expense was attributable to the lower average debt outstanding as well as an 80 basis point decrease in the nine month average interest rate on our credit facility, from 4.5% to 3.7%, since September 30, 2003, due to lower LIBOR rates and due to the Credit Facility lowering their pricing in the first quarter.

Provision for Income Taxes

The provision for income taxes decreased by $0.6 million to $0.5 million for the nine months ended September 30, 2004 from $1.1 million for the nine months ended September 30, 2003, reflecting primarily the adjustment of our valuation allowance for our deferred tax asset as discussed above. Excluding that tax adjustment made during the third quarter, our effective tax rate decreased to 37.5% in 2004 from 43.3% in 2003 due to a reduction in permanent items as a percentage of pre-tax income.

LIQUIDITY AND CAPITAL RESOURCES

Capital Availability and Requirements

At September 30, 2004, our total working capital was $82.1 million, which included $0.6 million in cash and cash equivalents. We had an aggregate of $63.9 million of borrowing capacity under our Credit Facility. Based upon our current asset base (which is used as our collateral) and outstanding borrowings under the Credit Facility, we had borrowing availability under the Credit Facility of $34.2 million. The average quarterly interest rate for the three months ended September 30, 2004 was 4.0%.

The principal financial covenants under our current Credit Facility require a fixed charge coverage ratio of 1.1:1.0 and capital expenditures of no more than $6.5 million in any twelve-month period. Our fixed charge coverage ratio was 2.0:1.0 at September 30, 2004, and our capital expenditures were $0.5 million for the twelve-month period ended September 30, 2004. Our covenants require a minimum tangible net worth of $45.0 million; at September 30, 2004, our tangible net worth was $63.4 million. We are presently in compliance with all covenants under the Credit Facility and anticipate that we will remain in compliance with the covenants.

Analysis of Cash Flows

Net cash (used in) provided by operating activities was ($1.5 million) and $3.8 million for the nine months ended September 30, 2004 and 2003, respectively. For the nine months ended September 30, 2004, an increase in sales volume resulted in cash used by accounts receivable. Partially offsetting the cash used by accounts receivable was an increase in accounts payable because we have increased purchase volume to service the additional sales volume. When compared to 2003, cash used in operating activities increased primarily due to the increased business activity and corresponding working capital needs.

Net cash (used in) provided by investing activities for the nine months ended September 30, 2004 and 2003 was ($0.5 million) and $2.6 million, respectively. Cash used for capital expenditures was ($0.6 million) and ($0.4 million) for the nine months ended September 30, 2004 and 2003, respectively. For the nine months ended September 30, 2003, we received cash of $3.0 million, net of closing costs, as a result of the sale of three real properties.

Net cash provided by (used in) financing activities was $2.3 million and ($5.7 million) for the nine months ended September 30, 2004 and 2003, respectively. For the nine months ended September 30, 2004, cash was provided primarily by net borrowings on our Credit Facility of $1.8 million and cash used for the nine months ended September 30, 2003 was primarily due to net payments on our Credit Facility of ($2.9 million). During the nine months ended September 30, 2004, $0.6 million of cash was also provided from the proceeds of issuance of common stock due primarily to the exercise of stock options. During the nine months ended September 30, 2003, we used ($1.2 million) of the proceeds from the sale of a facility to retire a mortgage associated with the facility. Additionally, in 2003, the Company made payments totaling ($0.9 million) under our management liability insurance policy, and paid ($0.4 million) in deferred loan cost as a result of the amendment to our Credit Facility.

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

While our significant accounting policies are described in Note 2 - Summary of Significant Accounting Policies in the Notes to Consolidated Financial Statements of our Annual Report on Form 10-K for fiscal 2003, we believe that the following accounting policies and estimates involve a higher degree of complexity and warrant specific description.

Allowance for Doubtful Accounts - Methodology

We have established an allowance for uncollectible accounts based on our collection experience and an assessment of the collectability of specific accounts. We evaluate the collectability of accounts receivable based on a combination of factors. Initially, we estimate an allowance for doubtful accounts as a percentage of accounts receivable based on historical collections experience. This initial estimate is periodically adjusted when we become aware of a specific customer’s inability to meet its financial obligations (e.g., bankruptcy filing) or as a result of changes in the overall aging of accounts receivable. We do not believe our estimate of the allowance for doubtful accounts is likely to be adversely affected by any individual customer or group of customers, since our customers are geographically and functionally dispersed, and none are individually significant. We incurred $0.3 million and $0.2 million in bad debt expense for the three months ended September 30, 2004 and September 30, 2003, respectively. We wrote off $0.1 million against our reserves for accounts receivable for the three month periods ended September 30, 2004 and September 30, 2003. We recorded bad debt expense of $0.6 million and $0.8 million for the nine month periods ended September 30, 2004 and 2003, respectively, and wrote off $0.5 million and $0.2 million against our reserves for accounts receivable for these same periods. Our reserve for accounts receivable was approximately $3.8 million and $3.7 million at September 30, 2004 and December 31, 2003, respectively, or 5.2% and 6.1% of gross receivables, respectively.

Inventories - Slow Moving and Obsolescence

In connection with certain contracts, we maintain certain special inventories for specific customers’ needs. In certain contracts, the customers are required to purchase the special inventory at the point in time in which the inventory reaches a certain age. However, for other customer relationships and inventories, we are not protected by our customer from the risk of inventory obsolescence. In such cases, we rely on available return privileges with vendors, if any. Therefore, in determining the net realizable value of inventories, we identify slow moving or obsolete inventories that (1) are not protected by our customer agreements from risk of loss, and (2) are not eligible for return under various vendor return programs. Based upon these factors, we estimate the net realizable value of inventories and record any necessary adjustments as a charge to cost of sales. If our inventory return privileges were discontinued in the future, or if customers were unable to honor the provisions of certain contracts that protect us from inventory losses, our risk of loss associated with obsolete or slow moving inventories would increase. We incurred $0.3 million and $0.1 million in inventory reserve expense for the three months ended September 30, 2004 and September 30, 2003, respectively. We did not write off any inventory during the three months ended September 30, 2004 and wrote off $0.4 million against our reserves for excess and obsolete inventories during the three months ended September 30, 2003. During the nine months ended September 30, 2004, we incurred $0.2 million in inventory reserve expense and for the nine months ended September 30, 2003 we did not increase inventory reserves. We wrote off $0.2 million and $0.8 million, against our reserves for excess and obsolete inventories during the nine months ended September 30, 2004 and 2003, respectively. Our reserve for obsolete and slow moving inventories was approximately $5.6 million at September 30, 2004 and December 31, 2003 or 9.1% of gross inventories.

Impairment of Long-Lived Assets

We periodically evaluate property and equipment for potential impairment indicators. Our judgments regarding the existence of impairment indicators are based on legal factors, market conditions, and operational performance. Future events could cause us to conclude that impairment indicators exist and that assets associated with a particular operation are impaired. Evaluating the impairment also requires us to estimate future operating results and cash flows, which also requires judgment by management. Any resulting impairment loss could have a material adverse impact on our financial condition and results of operations.

Deferred Income Tax Assets

We have net deferred tax assets, which are subject to periodic recoverability assessments. The factors used to assess the likelihood of realization of these net deferred tax assets are the reversal of taxable temporary differences, our forecast of future taxable income, which is based upon estimates and assumptions, and available tax planning strategies that could be implemented to realize the net deferred tax assets. On the basis of the improved operating results and projections for future taxable income, we believe it is more likely than not that our future operations will generate sufficient taxable income to realize our net deferred tax assets. If these estimates and related assumptions change in the future, we may be required to record an additional valuation allowance against our deferred tax assets resulting in additional income tax expense in our consolidated statements of income. We evaluate the realizability and appropriateness of our deferred tax assets and liabilities quarterly and assess the need for any valuation allowance against deferred tax assets. In the future, if it becomes more likely than not that we will be able to utilize certain deferred tax benefits that are presently reserved with a valuation allowance, we may adjust the valuation allowance resulting in a reduction in income tax expense.

Self Insurance and Related Reserves

We are self-insured for certain losses relating to group health, worker’s compensation, and casualty losses, subject to stop loss limits. We utilize third party administrators to process and administer all related claims. We accrue an estimate for incurred but not reported claims and related expenses based upon historical experience. The accrual for incurred but not reported claims relating to group health, worker’s compensation, and casualty losses totaled approximately $1.6 million at September 30, 2004 and $1.8 million at December 31, 2003. The accuracy of our accrual for incurred but not reported claims is entirely dependent on future events that are subject to change. Because we are self-insured, an increase in the volume or severity of claims in the future may cause us to record additional expense that was not estimable at September 30, 2004. We are not aware of any increasing volume or severity of individual claims.

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

No change occurred in the Company’s internal controls concerning financial reporting during the third fiscal quarter ended September 30, 2004 that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(a) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized in the City of Atlanta, State of Georgia, on the 12th day of November 2004.

INDUSTRIAL DISTRIBUTION GROUP, INC. (Registrant)
Date: November 12, 2004	By:	/s/ Jack P. Healey

Jack P. Healey Senior Vice President
and Chief Financial Officer (Duly Authorized Officer and Principal Accounting and Financial Officer)