Form 10-K
period 2004-12-31
INDUSTRIAL DISTRIBUTION GROUP INC
filed 2005-03-11
CIK 1042351

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS
PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2004

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from ________ to ________

Commission File No. 001-13195

INDUSTRIAL DISTRIBUTION GROUP, INC.

(Exact Name of Registrant as Specified in its Charter)

DELAWARE	58-2299339
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

950 East Paces Ferry Road, Suite 1575, Atlanta, Georgia 30326
(Address of principal executive offices) (Zip Code)

Registrant’s Telephone Number, Including Area Code: (404) 949-2100

Securities Registered Pursuant to Section 12(B) of The Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock, Par Value $0.01 Per Share	NASDAQ

Securities Registered Pursuant to Section 12(G) of the Act:

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

     The aggregate market value of the voting stock held by non-affiliates (which for purposes hereof are all holders other than executive officers and directors) of the Registrant as of June 30, 2004 was $67,643,290 (based on 8,149,794 shares held by non-affiliates at $8.30 per share, the last sales price on the NASDAQ on June 30, 2004).

     The number of shares outstanding of the registrant’s common stock as of February 25, 2005 was 9,399,500.

DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Registrant’s definitive Proxy Statement for the 2005 Annual Meeting of Stockholders, to be filed with the Commission, are incorporated by reference into Part III.

PART I

Item 1. Business.

Background and General

     Industrial Distribution Group, Inc. (“IDG”) was formed in 1997 through a combination of industrial distribution companies. We are a nationwide supplier of maintenance, repair, operating, and production (“MROP”) products and services to manufacturers and other industrial users, with a principal focus on providing an array of value-added business process outsourcing services and other arrangements through our Flexible Procurement Solutions™ (“FPS”) model. Our FPS services include storeroom management (commonly referred to as integrated supply) and other offerings that emphasize and utilize our specialized expertise in product applications and production process improvements. In providing FPS services and traditional direct sales of MROP products, which we refer to as General MROP sales, we distribute a full line of MROP products, specializing in cutting tools, abrasives, hand and power tools, coolants, lubricants, adhesives, safety products, and machine tools. We can supply at a competitive price virtually any other MROP product that a customer may require.

     Our FPS customers, which account for approximately 55% of our business, range from mid-market (i.e., greater than $50,000 but less than $500,000 in potential annual revenues) to large market (i.e., greater than $500,000 in potential annual revenues) accounts which remains our focus for continuous growth. We believe as we widen our FPS services and product selection, we will continue to position IDG to address proactively the increasing demands of customers for ways to reduce their overall MROP costs and enhance their operating efficiencies. In many of our FPS arrangements, we seek to answer these demands by guaranteeing a minimum annual reduction in our customer’s total MROP procurement costs through our Documented Cost Savings Program. We are able to guarantee these cost reductions by leveraging our expertise and our ability to analyze a customer’s acquisition, possession, and application processes for MROP products to design and implement a customized program and streamline these processes in order to reduce their associated costs. The specific programs we design may include improving the customer’s production and procurement processes, standardizing the products they use, reducing the number of suppliers from which they purchase products, or developing storeroom management arrangements that outsource to us some or all of their MROP procurement and management functions. Our General MROP customers tend to be small to mid-market customers whose purchase levels are not large enough to warrant a services-based solution but that still have a need to benefit from our procurement and product application expertise.

     Our operations are organized into four regional divisions. Each regional division is headed by a President who reports directly to our Chief Executive Officer. We currently have sales coverage in 43 of the top 75 manufacturing markets in the United States as well as Mexico and China. We have approximately 20,000 active customers (customers that purchased at least one item in the last 12 months), which include a diverse group of large and mid-sized national and international corporations, including General Electric Company, The Boeing Company, Arvin Meritor, Borg-Warner Inc., and Pentair, Inc. as well as many local and regional businesses.

     We had net sales of $529.2 million for the year ended December 31, 2004. Based on 2004 sales, we believe IDG is among the top 16 MROP providers and the top five operators of storeroom management sites in the nation.

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

     In recent years, technological advancements have enhanced the business-to-business solutions provided by the MROP industry. Business-to-business solutions are needed in today’s marketplace to provide customers with the option to outsource the commodity management aspects of MROP. As manufacturers have focused on their core manufacturing or other production competencies, they have increasingly outsourced their MROP procurement, management, and application processes in search of more comprehensive MROP solutions that include technology solutions that we provide. We have moved with the trend of the industry by using technological advancements and the development of Internet-based platforms to create procurement solution strategies.

     We believe that we have the size, scale of operations, technology, and skilled personnel resources necessary to benefit from these industry trends and compete effectively in the MROP supply industry.

Flexible Procurement Solutions (FPS)

   Services Program and Approach

     FPS is a broad program of value-added service offerings to our customers and reflects our principal approach to addressing the MROP needs of our customers. We approach our customers and their needs proactively, not simply to sell MROP products, but to help design an overall MROP strategy that improves our customers’ supply chain and asset management and increases their operational efficiencies. We offer our customers our expertise in process improvement, inventory management, product application, productivity improvements, cost savings, software solutions, and logistics. Through FPS, we can provide any or all of these areas of expertise, depending on the size and the specific needs of the customer. As a result of our services, we believe that our customers can increase their profits and their return on assets.

     We believe that the ability and flexibility to provide the ideal combination of MROP services required by each customer is the key to capturing market share for our business. The prerequisites for doing so will continue to evolve, and we will remain vigilant in assessing the needs of and developing solutions for our existing and prospective new customers. At December 31, 2004, we had arrangements in place to provide FPS services to approximately 262 customers covering 341 sites, including 97 storeroom management sites covering 58 customers.

   Spectrum of Service Offerings

     The spectrum of services we offer in designing and implementing Flexible Procurement Solutions for customers is broad and encompasses all phases of a customer’s MROP cycle — that is, the acquisition, possession, and application of MROP products. Our extensive process knowledge and the product expertise of our associates are key elements that allow us to present cost saving solutions to our customers in all of these phases. For example, our comprehensive product line supports our commitment to acquire and deliver the most appropriate product to our customers. In addition to maintaining more than 300,000 stock-keeping units (“SKUs”), as well as special items in stock for regular customers, we can provide virtually any MROP item a customer may require. Our proprietary software programs provide a sophisticated system for our customers to accurately track their possession and use of these products. Moreover, our industry-specific experience and extensive product knowledge enable us to assist in the application of MROP products by evaluating manufacturing processes and the MROP products they use. Our understanding of the most appropriate product for specific customer applications helps us to identify the MROP product best suited for a customer’s specific need, or we may suggest process re-engineering in order to lower the customer’s total MROP costs.

     The proper management of the acquisition, possession and application functions is important to customers because they must balance the need for immediate access to inventory with the cost of carrying the inventory. Many MROP products — such as machine tool inserts, drill bits, abrasives, saw blades, and gloves — are consumed in production processes and are essential to maintain at the point of production to avoid unnecessary downtime. Other MROP products — such as power tools, scales, hoists, and lathes — have relatively longer operational lives and are therefore purchased less frequently, but still must be available “on time” in order to achieve production efficiencies. In all cases, the management of all phases of our customers’ MROP cycle is a fundamental part of our FPS services for our customers.

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

   Storeroom Management Arrangements

     Our business process outsourcing model is the most complete offering of services in our FPS program. This model is considered a storeroom management relationship (commonly referred to in our industry as integrated supply), where we essentially form a strategic alliance with the customer to procure, manage, and apply MROP products at the customer’s site and, in some cases, to share the benefits of the cost reductions achieved. In addition to all or most of the other FPS services we provide, our storeroom management relationships — which are not standardized and vary from customer to customer — usually include:

•	licensing to the customer our proprietary software that helps provide our customers with business intelligence to manage the acquisition, receipt, issuance, and application of MROP products and other key commodity supplies;

•	gaining access to plant floors to re-engineer procurement and production processes and standardize MROP products;

•	coordinating the purchase of multiple MROP product lines;

•	providing consolidated invoices and customized management reports via a direct network link to customers; and

•	managing and staffing tool cribs.

In addition, in a storeroom management relationship, we, rather than the customer, may own the inventory in the tool crib.

     In such a relationship, we often achieve a minimum annual reduction in the customer’s total MROP costs in relation to its production levels. We achieve these cost reductions through our focused and ongoing analysis and re-engineering of a customer’s production processes to reduce the variety and number of MROP products that the customer uses. In addition, we often achieve additional cost savings and improved cash flows for our customer through the reduction of tool crib staffing expenses, the reduction in shrinkage and obsolete stock due to better inventory controls, and the elimination of certain inventory holding costs.

     We show our customers how we achieve savings for them through our Documented Cost Savings Program. Our customers agree with us on the savings criteria and measurements at the beginning of the relationship. Our service performance is measured to these pre-determined expectations. Where we save additional costs for a customer through these process improvements, and exceed their expectations in certain arrangements, the customer may share the additional savings with us.

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

Quality Control Standards

     Providing superior quality throughout the comprehensive range of MROP services we provide to customers is our hallmark. As part of our commitment to providing solutions-oriented customer service, we emphasize quality assurance in all phases of our operations. Our sales and service personnel receive ongoing periodic training in our services solutions, our products, total quality management and other team management skills to assure quality performance. As a result, all of our significant operating locations are ISO 9001 compliant.

Products

     In tandem with our FPS program and its approach to serving our customers, we remain focused on satisfying the fundamental requirement of our distribution business — getting customers the MROP products they need, when they need them. In order to do so, we offer a full line of industrial MROP products, with more than 300,000 SKUs in stock. In addition, we often maintain supplies of special items for regular customers, and we are able to supply virtually any special order MROP item at a competitive price. In order to achieve cost savings for us and for our customers, we periodically review our special order activities to identify items ordered with sufficient frequency to warrant inclusion in our stock.

     Our principal product categories include cutting tools, abrasives, hand and power tools, maintenance equipment, coolants, lubricants, adhesives, machine tools and safety products. We are able to offer significant depth and breadth in our core product lines throughout our nationwide operations. Our offering of specific products from multiple manufacturers, at different prices and quality levels, permits us to offer the product that provides the best value for the customer. For example, if a customer requires a drill bit to drill 100 holes, purchasing a top-of-the line product that is designed for a requirement of drilling 10,000 holes would be inefficient and costly. Our associates are trained specifically to assist customers in making such intelligent cost-saving purchases, with the goal of lowering the customer’s total MROP procurement costs. We believe these factors significantly enhance our volume of repeat business, and they are an integral part of our overall customer costs reduction program and total procurement solutions.

     On an individual location basis, our products may be ordered electronically through business interchange services, e-commerce, by telephone, or by facsimile. We seek at all times to provide our customers with the most convenient method of selecting and ordering products, which in the future may include paper and electronic catalogs, internet and other electronic commerce. To facilitate “on time” delivery of our products, we store our stock MROP products primarily in distribution centers and smaller warehouses at various locations across the United States and Shanghai, China.

     We currently obtain products from approximately 35,000 vendors. During 2004, no vendor provided as much as 7% of the products we sold. We believe we are not materially dependent on any one vendor or small group of vendors.

     The following table sets forth illustrative examples of the myriad products we supply, organized by principal categories of MROP products, and also shows our sales of such products as a percentage of our aggregate revenue for 2004:

		% of
		Aggregate
Product Category	Typical Products	Revenue
Cutting Tools	Drills, Taps, Carbide Tools, End Mills	22.5%
Abrasives	Grinding Wheels, Sanding Belts, Discs, Sheets or Rolls	11.0%
Power Tools	Air and Electric Drills, Air Compressors, Impact Wrenches, Screwdrivers	8.4%
Maintenance Equipment and Supplies	Hydraulic Tools, Paint, Lubrication Equipment	7.9%
Hand Tools	Wrenches, Socket Sets, Screw Drivers, Hammers	7.6%
Coolants, Lubricants, and Adhesives	Metal Cutting Coolants, Aerosols, Industrial Adhesives	6.6%
Machine Tools and Accessories	Milling Machines, Work Holding Vises, Tool Holders	5.2%
Safety Products	Gloves, Signs, Absorbents, Glasses	5.1%
Tapes	Masking, Filament and Duct Tape	4.2%
Material Handling Equipment	Hoists, Slings, Chain, Shelving, Casters	2.8%
Machinery	Metal Removal Equipment, Metal Forming Equipment	2.1%
Fluid Power	Hydraulic and Pneumatic Values, Cylinders	1.6%
Saw Blades	Band, Hack, Hole, Jig Saw Blades	1.6%
Contractor Supplies	Power-Actuated Tools, Ladders, Shovels	1.5%
Electrical	Fuses, Electrical Switches, Controls	1.4%
Fasteners	Socket Screws, Hex Screws, Anchors	1.3%
Tool & Die Supplies	Ground Stock, Drill Rod, Die Sets	1.2%
Brushes	Wire Wheel, Floor Brooms	0.9%
Power Transmission Equipment	Belts, Drives, Bearings, Gears, Pulleys	0.9%
Quality Control Products	Electronic Calipers, Micrometers	0.9%
Industrial Hose	Air Hose, Water Hose	0.7%
Industrial Pipes, Valves, Fittings and Metal Goods	Pipes, Valves, Fittings, Angle Iron, Conduit	0.7%
Welding Equipment and Supplies	Welders, Weld Rod	0.6%
OEM Assembly Parts	Gaskets, Springs, Assembly Plates	0.5%
Other Products		2.8%

Total		100.0%

Customers

     Our active customers, who number approximately 20,000, include a broad range of industrial, commercial, and institutional users of MROP products, from small local machine shops to regional, national, and multi-national corporations such as General Electric Company, The Boeing Company, Arvin Meritor, Borg-Warner Inc., and Pentair, Inc. For 2004, we sold products to over 1,000 customers who purchased at least $50,000 of products, and no single customer accounted for more than 5% of our net sales.

     We will continue to serve a large number and wide variety of customers. Our principal customers (in terms of the amount of services and products acquired from or through us) will likely continue to be divisions of large international, national, and middle-market corporations, and we will focus on increasing our business with such customers. We also place special emphasis, through our FPS program, on marketing and selling our services and products to middle-market industrial consumers. We believe these manufacturers may benefit from many of our value-added service offerings.

Sales and Marketing

     Each of our four regional divisions has personnel dedicated to FPS sales and marketing efforts focused on the regional and local markets. We have approximately 180 outside sales representatives and product specialists and 180 inside sales/customer service representatives. The majority of our outside sales representatives and product specialists call on designated customers and are responsible for providing technical support to those customers with respect to certain products. Our outside sales representatives and product specialists play an integral part in our marketing strategy for FPS services by focusing on the broader spectrum of MROP services and then developing and marketing customized value-added solutions to new and existing customers. These solutions go beyond the sale of our products and help to improve our customers’ production processes and as a result, reduce their total procurement costs. They support our 17 regional FPS sales experts who focus solely on this aspect of our business. Our inside sales/customer service representatives are responsible for certain types of direct customer service and order entry, but primarily focus on supporting the outside sales representatives with respect to their respective customers.

     Our Vice President of Flexible Procurement Solutions is responsible for the development of large national accounts that require cross-regional coordination and assisting our regional efforts when necessary. We believe this approach allows us to compete effectively both in local markets and for multi-location contracts.

     We continue to assess, train, and augment our sales force as necessary to assure that it has the appropriate sales tools to achieve the objectives of our strategy to focus on FPS. We will also continue to ensure that we have adequate personnel to provide our customers with any dedicated or specialized product selection and applications expertise they require for their MROP solutions.

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

Management Information Systems

     We continue to work company-wide to improve our back office information technology systems on a cost-effective basis. Currently, we operate on three nationally recognized distribution systems through which we manage key functions on a regional basis, such as communication between warehouse and sales offices, inventory and accounts receivable management, purchasing, pricing, sales and distribution, and the preparation of periodic operating control reports.

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

     In early 2005 we hired our CIO who will lead our IT strategy. We have a comprehensive IT strategy that includes ongoing strategic initiatives, that are focused on centralization, e-commerce capabilities, FPS operations integration and standardized part numbering and descriptions. We have begun an analysis which will culminate in our selection of one integrated IT platform. This one platform will provide IT solutions that will help our customers place and track their orders more easily, which will enable us to more effectively implement our business strategy. This phase includes a plan to implement a centralized data management system which will reduce the number of regional platforms. We expect an implementation in early 2006.

Competition

     The industrial MROP products industry is highly competitive and features numerous distribution channels, including: international, national, regional, and local distributors; direct mail suppliers; internet suppliers; large catalog warehouses; and manufacturers’ own sales forces. Many of our competitors are small enterprises who sell to such customers in a limited geographic area, but we also compete against several large MROP distributors that have significantly greater resources than we do. Certain of our competitors sell identical products for both lower and higher prices than we offer.

     We believe, however, that we are able to compete effectively because of our ability to address the MROP needs of our customers by providing value-added services and solutions (as well as MROP products) that enable them to improve productivity and reduce costs.

Personnel

     We had 1,325 full-time associates as of December 31, 2004. Of these, approximately 350 associates reside at our customers’ storeroom management facilities. Eight of our associates are employed pursuant to collective bargaining agreements with local unions affiliated with the International Brotherhood of Teamsters and the International Brotherhood of Electrical Workers. We believe that the regions that have been employing persons pursuant to those contracts enjoy good relations with these associates, and we have not experienced work stoppages. We believe our business relationships are good with all of our associates.

Executive Officers

     Certain information regarding our executive officers is set forth in the following table and paragraphs.

Name	Age	Position
Andrew B. Shearer	41	President and Chief Executive Officer
Jack P. Healey	45	Senior Vice President, Chief Financial Officer, and Secretary
Thomas W. Aldridge, Jr.	57	Senior Vice President
Michael W. Brice	40	Senior Vice President and Chief Information Officer
Martin C. Burkland	53	President (Northwest region)
John R. Kramer	41	President (Midwest region)
Charles A. Lingenfelter	54	President (Southern region)
Robert E. Vanderhoff	49	President (Northeast region)

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

     Mr. Healey joined us in June 1997 as Vice President and Chief Financial Officer, and became Senior Vice President in 1997. Prior to 1997, Mr. Healey was the partner in charge of assurance services for a regional accounting firm and member of the SEC practice section of the AICPA, during which time he served as auditor for one of our founding companies. Mr. Healey is a certified public accountant and a certified fraud examiner. He received his undergraduate degree in Accounting from Syracuse University.

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

     Mr. Brice joined us in January 2005 as Senior Vice President and Chief Information Officer. Prior to that time, Mr. Brice served (from 2001) as Partner of Unisys, a worldwide information technology services and solutions company. From 2000 to 2001, Mr. Brice served as Vice President of Collaborex, a business-to-business consulting company. Prior to that time, Mr. Brice was a Principal at Booz-Allen & Hamilton, a strategy and technology consulting firm. Mr. Brice received his undergraduate degree in Computer Science from Clemson University.

     Mr. Burkland was named Regional President of our Northwest region in January 2002. Prior to that time, Mr. Burkland served (from 1995) as President of our IDG-Seattle business unit, formerly B&J Industrial Supply Co., one of the companies that combined to form us in 1997. Mr. Burkland received his undergraduate degree in Biology from Central Washington University.

     Mr. Kramer joined us as the Regional President of our Midwest region in November 2002. From 1988 to 2002, Mr. Kramer was employed in several capacities with General Electric Company, most recently as U.S. Business

Sales Leader for GE Polymershapes. Mr. Kramer received his undergraduate degree in Business Administration and Spanish from St. John’s University.

     Mr. Lingenfelter was named Regional President of our Southern region in January 2002. Prior to that time, Mr. Lingenfelter served as President of our IDG-Charlotte business unit (from January 2001) and as President of The Distribution Group, Inc. (from 1997), one of the companies that combined to form us in 1997 and with whom he had been an executive since 1988. Prior to 1988, Mr. Lingenfelter was employed in several capacities with Ingersoll-Rand Company, including as Vice President of Sales and Marketing for its Tools Group. Mr. Lingenfelter received his undergraduate degree in Mechanical Engineering from the Indiana Institute of Technology.

     Mr. Vanderhoff joined us as Regional President of our Northeast region in February 2004. From 2000 to 2003, Mr. Vanderhoff served in management positions with Coleman Cable, Inc., most recently as Corporate Senior Vice-President. From 1990 to 2000, Mr. Vanderhoff was employed in several capacities with Wesco Distribution including as Vice President of Manufactured Structures. Mr. Vanderhoff received his undergraduate degree in Behavioral Sciences from Messiah College.

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

Based on our perception of industry trends among MROP customers, we have dedicated significant resources to our FPS program, but we cannot be certain that these initiatives will generate the growth and profitability we anticipate and desire.

     We have dedicated significant resources to promote our FPS program as a strategic area for future growth and profitability. In particular, we have redirected our sales and marketing efforts towards sales of broad-based services and products through this program, rather than towards sales of particular products. This focus is based on our perception of industry trends among users of MROP products for more comprehensive solutions to their MROP requirements. If the trends that we perceive do not continue to develop, FPS sales may not grow at the levels we anticipate and desire, and our results of operations could be affected.

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

     The timely provision of our high-quality services requires an adequate supply of skilled sales and customer service personnel, including the specialists whose expertise is an essential element of both our customer-oriented FPS program and our General MROP business. Accordingly, our ability to implement solutions for our customers depends to a significant degree on our ability to employ and train the skilled personnel necessary to meet our marketing and servicing requirements. From time to time, we have experienced difficulty in attracting or retaining sufficient numbers of qualified personnel. As a result, our operating costs may be adversely affected by turnover in such positions. We cannot be assured that we will be able to maintain an adequately skilled sales and customer service force or that our labor expenses will not increase as a result of a shortage in the supply of such skilled personnel.

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

Our dependence upon outside suppliers and manufacturers of MROP products makes us subject to price increases and delays in receiving such products due to market demand, material shortages, and other factors.

     We generally do not maintain supply agreements with third parties for MROP products, but instead purchase the products we sell pursuant to purchase orders in the ordinary course of business. We are and will continue to be subject to price increases charged by our supply sources and to failures or delays by them in delivering the quantities of products we require. There can be no assurance that we will be able to pass any price increase on to our customers, and a price increase in excess of the amount we can pass on to our customers could adversely affect our profit margin. A failure or delay in our supply of products could adversely affect our sales and our ability to meet our delivery schedules to customers. Although we believe that our existing suppliers will continue to meet our requirements, at prices that are acceptable, and that alternative sources of supply would be available, events beyond our control could have an adverse effect on the cost or availability of the products we sell.

Because some of our customers are increasingly moving portions of their operations overseas in order to reduce manufacturing costs, we are increasingly exposed to risks such as foreign currency fluctuations, different business cultures, and international laws and regulations, and we cannot guarantee that we will retain customers that relocate their operations overseas.

     During fiscal 2004, we derived less than 1% of our revenue from international customers, but we expect our volume of international business to increase. Some arrangements with our international customers have payment terms that are denominated in foreign currencies, and thus contain inherent risks such as foreign currency exchange risks and the risk associated with expatriating funds from foreign countries. If our revenue or expenses denominated in foreign currencies increases, our exposure to such risks would also increase.

     The different business cultures associated with international operations may not be fully appreciated before we sign an agreement, and thus may expose us to risk. Likewise, international laws and regulations, such as foreign tax and labor laws, need to be understood prior to signing a contract to provide products or services for a customer’s international operations. For these reasons, pricing and executing international contracts is more difficult and carries more risk than pricing and executing domestic contracts. It may also be more difficult to collect on international work that has been performed and billed.

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

Compliance with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002 relating to internal controls over financial reporting may identify breakdowns in our internal control procedures, which might prevent or delay our compliance of those requirements when they become applicable to us.

     When section 404 of the Sarbanes-Oxley Act of 2002 and related rules become applicable to us, they will require that our management document and test internal controls over financial reporting and assert whether our procedures for such matters are effective. In addition, our independent auditors will be required to report on management’s assessment and the effectiveness of our internal controls procedures. We expect to become subject to compliance with those requirements at the end of our December 31, 2005 fiscal year, and we will be required to provide management’s assessment and our auditor’s report in our annual report for that year and thereafter. Any material weakness in our internal controls over financial reporting that exists at December 31, 2005 would preclude our management and our independent auditors from making a positive assessment and report. We are in the process of documenting and testing our internal controls over financial reporting in order to provide the basis for that assessment and report. At this time, we cannot provide assurance that we will not discover instances of weakness or breakdowns in our internal controls procedures and, if so, that our efforts to remediate any such matter will be successful in time to provide a basis for a positive assessment and report by our management and auditors, respectively.

Item 2. Description of Facilities.

     Currently, we own five and lease 36 operating properties in the United States for our warehouse, sales, and administrative offices. We also lease two properties in a foreign country. Certain property locations contain multiple operations such as a warehouse and a sales office. The facilities range in size from less than 1,000 square feet to over 120,000 square feet. Leases for the facilities expire at various periods between 2005 and 2020. The aggregate annual lease payments for real properties in 2004 was approximately $6.5 million.

     Our corporate offices are located in approximately 9,500 square feet of office space at 950 East Paces Ferry Road, Suite 1575, Atlanta, Georgia. This lease, which we entered into in December 1998, was amended in February 2004, extending the expiration date of the lease to August 31, 2009.

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

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters.

     Our common stock trades on the NASDAQ under the symbol “IDGR” and prior to June 2, 2004, traded on the New York Stock Exchange, “NYSE”. The following table sets forth for the periods indicated the high and low closing market prices of the common stock on the NASDAQ and NYSE.

		Price Range
		High	Low
2003
	First Quarter	$3.20	$2.80
	Second Quarter	$3.04	$2.76
	Third Quarter	$3.66	$2.90
	Fourth Quarter	$6.55	$3.31
2004
	First Quarter	$8.39	$5.37
	Second Quarter	$8.55	$6.95
	Third Quarter	$9.72	$7.75
	Fourth Quarter	$9.80	$8.30
2005
	First Quarter (through February 25)	$9.10	$7.18

     As of February 25, 2005, there were 145 holders of record of our common stock. Investors who beneficially own our common stock that is held in street name by brokerage firms or similar holders are not included in this number. Accordingly, based upon the quantities of periodic reports requested by such brokerage firms in the past, we believe that the actual number of individual beneficial owners of our common stock exceeds 2,700.

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

Item 6. Selected Financial Data.

     These selected financial data have been derived from our audited consolidated financial statements and should be read in conjunction with such financial statements and the notes thereto, and Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in Item 7 of this Report.

	Year Ended December 31,
	2004	2003(*)	2002	2001	2000
		(As Restated)
	(in thousands, except per share data)
Statements of Income Data:
Net sales	$529,175	$483,442	$492,450	$514,385	$546,681

Gross profit	115,712	107,893	109,406	114,521	123,142
Selling, general, and administrative expenses(**)	105,599	101,518	103,298	110,811	115,862
Impairment, severance, and litigation settlement expense	0	0	0	0	15,050

Operating income (loss)	10,113	6,375	6,108	3,710	(7,770)

Accounting change	0	0	(50,347)	0	0
Extraordinary item	0	0	0	0	(200)

Net earnings (loss) (excluding accounting change and extraordinary item)***	$7,314	$2,361	$1,598	$(1,358)	$(9,412)
Net earnings (loss) (including accounting change but excluding extraordinary item)**	7,314	2,361	(48,749)	(1,358)	(9,412)
Net earnings (loss)***	7,314	2,361	(48,749)	(1,358)	(9,612)
Earnings (loss) per common share:
Basic (excluding extraordinary item)***	$0.78	$0.26	$0.18	$(0.16)	$(1.09)
Diluted (excluding extraordinary item)***	0.75	0.26	0.18	(0.16)	(1.09)
Basic (including accounting change but excluding extraordinary item)	0.78	0.26	(5.53)	(0.16)	(1.09)
Basic	0.78	0.26	(5.53)	(0.16)	(1.11)
Diluted (including accounting change but excluding extraordinary item)**	0.75	0.26	(5.44)	(0.16)	(1.09)
Diluted**	0.75	0.26	(5.44)	(0.16)	(1.11)
Balance Sheet Data:
Working capital	$77,222	$74,708	$75,974	$79,907	$94,265
Property and equipment, net	7,277	7,161	11,274	13,077	15,446
Total assets	146,062	133,300	139,182	201,044	223,958
Long-term debt, including current portion	22,281	26,533	36,363	42,762	53,305
Stockholders’ equity	$64,783	$56,398	$52,660	$101,135	$102,115

(*)	As of December 31, 2004, we restated our financial results for the year ended December 31, 2003 to correct an error related to the recording of certain accounts payable. The correction increased the Company’s accounts payable and cost of sales for 2003 by $496. We also made correcting adjustments to depreciation expense in order for such amounts in 2003 to be consistent with the Company’s property and equipment accounting policies, which resulted in a reduction of depreciation expense in 2003 by $155. These corrections resulted in a reduction of taxes payable of $148. These corrections in the aggregate reduce our previously reported net income for 2003 by $195, or $0.02 per diluted share.

(**)	Beginning in 2003, we reclassified amortization of deferred loan costs from selling, general, and administrative expenses to interest expense. For the years ended December 31, 2002, 2001, and 2000, the amounts reclassified were $360, $317, and $139, respectively.

(***)	On January 1, 2002, we adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” and recorded a charge of $50,347 for impairment of goodwill. If we had applied the non-amortization provisions of SFAS No. 142 prior to January 1, 2002, net earnings and diluted earnings per share would have increased by approximately $1,289 ($0.15 per share) for the years ended December 31, 2001 and 2000, respectively.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

     In the following discussions, most percentage and dollar amounts have been rounded to aid presentation; as a result, all such figures are approximations. References to approximations have generally been omitted.

Restatement of Certain 2003 Results

     As of December 31, 2004 we restated our financial results for the year ended December 31, 2003 to correct an error related to the recording of certain accounts payable. The correction increased our accounts payable and cost of sales for 2003 by $0.5 million. We also made correcting adjustments to depreciation expense in order for such amounts in 2003 to be consistent with our property and equipment accounting policies, which resulted in a reduction of depreciation expense in 2003 of $0.2 million. These corrections in the aggregate reduce previously reported net income for 2003 by $0.2 million, or $0.02 per diluted share. All amounts presented and discussed below reflect the restatement.

General Trends Affecting our Operations

     In the last several years, MROP requirements of large and middle-market companies have moved towards a need for services that are customized for each company. In many cases, our customers’ needs are centered upon reducing overall MROP costs and increasing operating efficiencies. As a result, we have targeted sales through our FPS program as the principal growth area of our business, and our resulting services for many customers extend well beyond the traditional business of supplying MROP products on a timely basis at a favorable price.

     In connection with distributing a full line of MROP products to meet the needs of manufacturers and other industrial users, we offer our customers a wide range of specialized business process outsourcing services through our FPS programs that relate to product selection and application and the customer’s production processes that affect the utilization and costs of MROP supplies. These service offerings include storeroom management (commonly referred to as integrated supply), commodity management, bar code inventory replenishment, vending machines, e-business solutions and consulting services, among others. We were among the first MROP suppliers to offer these types of storeroom management arrangements to customers who desired to outsource all (or a substantial portion) of their MROP procurement and management functions. Drawing upon our experiences with storeroom management and specialized procurement and fulfillment services and our product knowledge, we have expanded our FPS program to meet the growing demand for a wide variety of MROP service offerings. As a result of the increased demand for FPS, we have positioned our sales and marketing efforts to focus on FPS as our major business strategy. We believe the success of our FPS-focused strategy depends in major part on continued training of our sales and marketing personnel as well as our successful design and implementation of MROP procurement solutions that customers desire.

     As discussed elsewhere in this report, FPS is both a program comprising services that we offer to our customers as well as our approach to providing those services and MROP products. In the FPS program, we design and implement solutions individually tailored to accommodate each customer’s particular MROP needs. While FPS sales and marketing is our major strategic focus, we continue to focus substantial attention on general sales of MROP products from stock or on a special order (non-stock) basis especially to the mid-market customer segment. General MROP sales have historically been our principal source of revenue, and we expect that they will remain a source of substantial revenue, even as we increase our FPS sales.

     A summary review of our sales results for the past three years reflects the trend we see with respect to the demand for FPS services among our MROP customers, which we believe supports our recognition of a similar trend within the industry in general.

     Our total sales for 2004, 2003, and 2002 were $529.2 million, $483.4 million, and $492.5 million, respectively. Of these amounts, FPS sales (including sales pursuant to storeroom management arrangements) have increased steadily, both in dollar value (even as total sales have declined) and as a percentage of total sales, as reflected in the following table. We expect the upward trend in FPS sales to continue for the foreseeable future.

	Year Ended December 31,
	2004		2003		2002
	Net Sales	% of Total	Net Sales	% of Total	Net Sales	% of Total
			(dollars in millions)
FPS Sales, including storeroom management	$289.3	54.7%	$250.6	51.8%	$219.7	44.6%
General MROP Sales	239.9	45.3%	232.8	48.2%	272.8	55.4%

Total Net Sales	$529.2	100.0%	$483.4	100.0%	$492.5	100.0%

Certain Effects of our Increasing FPS Sales

     We expect that our FPS sales will continue to increase, especially as a percentage of aggregate sales relative to General MROP sales. We expect this will occur in large part from the addition of new FPS customers. We also expect the purchasing patterns of our FPS customers to evolve and change as economic conditions change. As a result of these expected changes in our FPS sales, we may experience changes relative to prior years in measures such as (i) our cost of sales as a percentage of net sales and (ii) our selling, general and administrative expenses as a percentage of net sales.

     These measures may change because of the nature of the revenue and cost components associated with FPS sales and General MROP sales. Specifically, in FPS arrangements in which we become the exclusive or primary supplier of a large volume of MROP products to a customer (as occurs with a storeroom management contract), we may include management fee revenues designed to cover our administrative and overhead costs and performance based revenues where we share a portion of the cost savings we obtain for our customer, commonly referred to as “gain sharing.” In addition, we often offer volume discounts on products to the customer as part of the overall arrangement to achieve mutually beneficial results for the customer and us. In FPS arrangements where we derive a portion of our revenues from management fees, the mix of product sales versus management fee and gain sharing revenues can cause our gross margin as a percentage of net sales to be higher even if our product sales are lower. Conversely, product discounts will yield a slightly lower gross margin from FPS sales as product volume increases relative to service and gain sharing revenues. The additional revenue sources from FPS arrangements will tend to increase gross margins if product volume under these arrangements remains the same relative to General MROP sales. As a result, our gross margins will most likely decline as this business grows.

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

Results of Operations

     The following table sets forth a summary of our operating data and shows this data as a percentage of net sales for the periods indicated:

	Year Ended December 31,
	2004		2003		2002
			(As Restated)
			(dollars in thousands)
Net sales	$529,175	100.0%	$483,442	100.0%	$492,450	100.0%
Cost of sales	413,463	78.1%	375,549	77.7%	383,044	77.8%

Gross profit	115,712	21.9%	107,893	22.3%	109,406	22.2%
Selling, general, and administrative expenses	105,599	20.0%	101,518	21.0%	103,298	21.0%

Operating income	10,113	1.9%	6,375	1.3%	6,108	1.2%
Interest expense	1,630	0.3%	2,278	0.5%	3,270	0.6%
Interest income	(24)	0.0%	(21)	0.0%	(3)	0.0%
Other (income) loss, net	(21)	0.0%	(30)	0.0%	(23)	0.0%

Earnings before taxes and cumulative effect of accounting change	8,528	1.6%	4,148	0.8%	2,864	0.6%
Provision for income taxes	1,214	0.2%	1,787	0.4%	1,266	0.3%

Earnings before cumulative effect of accounting change	7,314	1.4%	2,361	0.4%	1,598	0.3%
Cumulative effect of accounting change	0	0.0%	0	0.0%	(50,347)	(10.2%)

Net earnings (loss)	$7,314	1.4%	$2,361	0.4%	$(48,749)	(9.9%)

2004 Compared to 2003

     Net sales increased $45.7 million, or 9.5%, from $483.4 million in 2003 to $529.2 million in 2004. On a daily sales basis, revenues increased $0.2 million, or 9.9%, over the prior year. Total FPS sales grew $38.7 million, or 15.4%, to $289.3 million in 2004 as compared to 2003. As a percentage of total sales, FPS sales increased to 54.7% as compared to 51.8% in the prior year. The increase in FPS revenues was due to the net increase of 26 FPS sites since December 31, 2003. At December 31, 2004, we had 341 total FPS sites, including 97 full storeroom management arrangements. In addition, increased production levels and our efforts to increase market share resulted in improved sales at existing sites. We also experienced an increase in production levels at many of our General MROP customers, resulting in an increase in General MROP sales of $7.0 million, or 3.0%, from $232.8 million in 2003 to $239.9 million in 2004. Most of the latter such increase occurred primarily as a result of increased volume at existing accounts.

     Cost of sales increased by $37.9 million, or 10.1%, from $375.5 million in 2003 to $413.5 million in 2004. As a percentage of net sales, cost of sales increased from 77.7% in 2003 to 78.1% in 2004. The greater percentage increase of cost of sales relative to net sales from 2003 to 2004 was primarily the result of lower gross margins on our General MROP sales, which reflects the results of intense competitive pricing in the market for business. This amount was partially offset by an incremental $0.3 million in year end rebates, and a $0.2 decrease in inventory reserves as compared to the prior year. In addition, approximately 0.1% of the overall decrease in gross margins was due to the shift in sales mix from General MROP sales towards FPS sales as discussed above. This is because, as a general matter, our FPS arrangements typically yield a lower gross margin than do our General MROP sales, due to lower prices in exchange for the exclusive relationship in these arrangements. On the other hand, our FPS arrangements typically yield a higher operating margin than General MROP sales because our FPS sales generally have lower fixed costs.

     Selling, general and administrative expenses increased $4.1 million, or 4.0%, from $101.5 million in 2003 to $105.6 million in 2004. The increase in selling, general and administrative expenses in 2004 was primarily the result of an increase of $5.4 million in variable selling expenses associated with the higher sales volume, including (i) salaries, commissions, and additional incentives of $4.3 million due to improved operating performance, (ii)

increased freight and delivery expense of $0.6 million, and (iii) increased travel expenses of $0.5 million. These additional expenses were partially offset by a decrease in occupancy expense of $1.3 million due to our facility rationalization program. We now have 41 facilities as compared to 46 a year ago.

     Operating income increased $3.7 million, or 58.6%, from $6.4 million in 2003 to $10.1 million in 2004. This increase was primarily due to the increase in sales volume, which was only partially offset by a decrease in gross margin and an increase in selling, general, and administrative expenses as noted above.

     Interest expense decreased by $0.6 million, or 28.4%, from $2.3 million in 2003 to $1.6 million in 2004. The savings in interest expense was attributable to a 0.5% decrease in the average monthly interest rate on our Credit Facility since December 31, 2003, as a result of lower LIBOR rates and favorable pricing due to improved operating results; and to a reduction in the average amount of long-term debt outstanding during 2004 relative to 2003, to $31.8 million from $37.7 million.

     The provision for income taxes decreased by $0.6 million from $1.8 million in 2003 to $1.2 million in 2004, or from 43.1% to 14.2%, respectively. The decrease reflects a $2.6 million reduction of our valuation allowance for our deferred tax asset associated with future deductible goodwill amortization and state net operating loss carryforwards, both of which we believe it is more likely than not we will realize in the future, as explained in Note 2 to our financial statements (F-9). That adjustment to our deferred tax asset was a non-recurring benefit. Our effective tax rate for 2004 decreased to 14.2% as compared to 43.1% due primarily to the reduction in the valuation allowance which reduced the tax rate by 30.4% effect of reduction in our 2004 rate.

2003 Compared to 2002

     Net sales decreased $9.0 million, or 1.8%, from $492.5 million in 2002 to $483.4 million in 2003. The decline in sales was directly related to the prolonged downturn in the economy that affected most of our customer base, but especially our customers in the energy, aerospace and automotive industries. Many customers in manufacturing sectors reduced production levels further and experienced more extended plant shutdowns in 2003 as compared to the prior year. In addition, many local competitors offered discounted prices that appeared more favorable to some customers than ours, resulting in our loss of market share. As a result of these factors, our General MROP revenues decreased $40.0 million, or 14.7%, from $272.8 million in 2002 to $232.8 million in 2003. Partially offsetting the decline in General MROP sales, our total FPS sales increased by $30.9 million, or 14.1%, from $219.7 million in 2002 to $250.6 million in 2003. FPS sales as a percentage of total sales increased to 51.8%, as compared to 44.6% in the prior year. Specifically, storeroom management sales accounted for $192.1 million, or 39.7%, of total sales in 2003. During 2003, we added 13 new storeroom management sites at six new customers, and increased our total to 105 storeroom management sites for 59 customers.

     Cost of sales decreased by $7.5 million, or 2.0%, from $383.0 million in 2002 to $375.5 million in 2003. As a percentage of net sales, cost of sales decreased slightly from 77.8% in 2002 to 77.7% in 2003. Inventory reserve expense decreased by $1.0 million primarily due to our success in return-to-vendor programs, which was the driver of the decrease in cost of goods sold as a percentage of net sales. Although gross margins improved since the prior year, it is important to note that due to a shift in sales mix from General MROP sales towards FPS sales, there was some downward pressure on gross margin which we expect will continue as FPS sales grow. This is because our FPS arrangements typically yield a lower gross margin than do our General MROP sales, due to lower prices in exchange for the exclusive relationship in these arrangements. On the other hand, our FPS arrangements typically yield a higher operating margin than General MROP sales because our FPS sales generally have lower fixed costs. There was also negative impact from competitive pricing pressure, which made up $0.5 million of the variance. The overall impact of the shift in mix and pricing pressures was approximately 0.4%, which was more than offset by reduced inventory expense as mentioned above.

     Selling, general and administrative expenses decreased $1.8 million, or 1.7%, from $103.3 million in 2002 to $101.5 million in 2003; but as a percentage of net sales, such expenses remained constant due to lower sales volume. In 2003, we decreased selling, general and administrative expenses despite the cessation of our company-wide furloughs program, which generated $1.3 million in temporary savings in 2002. Excluding the effect of furloughs in 2002, selling, general and administrative expenses decreased by $3.1 million, or 3.0%, as compared to 2002. Salaries and benefits, excluding the effect of furloughs, were stable in 2003 as compared to the prior year, as we were able to maintain the savings realized in 2002 resulting from headcount reductions made. Overall, the reduction in selling, general and administrative expenses in 2003 was the combined result of lower bad debt expense of $1.1 million, lower information technology and telecommunications expense of $0.7 million due to contract renegotiations, and a $0.7 million reduction in delivery and freight expense. Additionally, in 2003 we realized savings of $0.3 million in occupancy costs associated with our facility rationalization program and a savings in depreciation expense of $0.2 million for the year.

     Operating income increased $0.3 million, or 4.4%, from $6.1 million in 2002 to $6.4 million in 2003. This result was primarily attributable to the reduction of selling, general and administrative expenses from 2002 to 2003, which was partially offset by the reduction in our sales volume.

     Interest expense decreased by $1.0 million, or 30.3%, from $3.3 million in 2002 to $2.3 million in 2003. The significant savings in interest expense was attributable to a 0.9% decrease in the average monthly interest rate on our credit facility since December 31, 2002, as a result of lower LIBOR rates; favorable pricing associated with our debt agreement renewal in May 2003; and a reduction in the average amount of long-term debt outstanding during 2003 relative to 2002, to $37.7 million from $40.9 million. We also realized $0.1 million of additional savings due to the pay-off of our premium financing agreement.

     The provision for income taxes increased by $0.5 million from $1.3 million in 2002 to $1.8 million in 2003, as a result of more profitable operations in 2003. Our tax rate decreased from 44.2% in 2002 to 43.1% in 2003.

     On January 1, 2002 we adopted SFAS No. 142, which resulted in a non-cash charge to write-off goodwill net of accumulated amortization of $50.3 million, which was recorded as a cumulative effect of accounting change.

Liquidity and Capital Resources

   Capital Availability and Requirements

     At January 31, 2005, our total working capital was $84.2 million, which included $3.9 million in cash and cash equivalents. We had $30.5 million outstanding under our $100 million revolving credit facility with a syndicate of commercial banks (the “Credit Facility”) and an aggregate of $69.5 million of borrowing capacity under that facility. Based upon our asset base and outstanding borrowings under the Credit Facility, we had borrowing capacity of $28.0 million.

     Our Credit Facility was amended in 2004 to extend its term to May 28, 2006. The Credit Facility may be used for operations and acquisitions, and provides $5 million for swinglines and $10 million for letters of credit. Amounts outstanding under the Credit Facility bear interest at either the lead bank’s corporate rate or LIBOR, plus applicable margins, as we may select from time to time. We incur a fee between 25 and 37.5 basis points on the average daily-unused capacity during the term. Assets of all our subsidiaries secure the Credit Facility. We are also subject to certain financial covenants regarding fixed charges coverage, capital expenditures, and tangible net worth, which could affect our borrowing base under the Credit Facility. Our average borrowing rate is currently 4.4%.

     The principal financial covenants under our Credit Facility require a fixed charge coverage ratio of 1.1:1.0 and capital expenditures of no more than $6.5 million in any twelve-month period. Our fixed charge coverage ratio was 1.6:1.0 at December 31, 2004, and our capital expenditures were $1.0 million for the twelve month period ended December 31, 2004. Our covenants require a minimum tangible net worth of $48.0 million; at December 31, 2004, our tangible net worth was $64.5 million. We are presently in compliance with all covenants under the Credit Facility and anticipate that we will remain in compliance with the covenants.

     The table below outlines our contractual cash obligations, excluding interest, as they come due.

	Payments Due by Period (in thousands)
Contractual Obligations	Total	2005	2006	2007	2008	2009	Thereafter
Long Term Debt	$22,281	$196	$21,784	$60	$52	$38	$151
Operating Leases	$28,677	$5,545	$4,863	$3,864	$3,209	$1,799	$9,397

Total Contractual Cash Obligations	$50,958	$5,741	$26,647	$3,924	$3,261	$1,837	$9,548

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

   Analysis of Cash Flows

     On a historical basis, net cash provided by operating activities for fiscal years 2004, 2003, and 2002 was $7.3 million, $7.4 million, and $10.4 million, respectively. In 2004, cash provided by operations was primarily the result of the increase in business activity and profitability that increased net income. Our increase in sales volume in 2004 resulted in more cash used by accounts receivable; however, this was primarily offset by cash provided by accounts payable due to increased purchases to service the increased volume. When compared to 2003, overall cash flow from operations decreased slightly in 2004, but cash flow from operations in 2004 was primarily due to increased net income from increased sales volume and expansion of our business in 2004. The comparatively stronger performance in 2003 on this measure, while our sales volume and level of business activity were lower in 2003 than in 2004, is primarily the result of (i) our improved working capital management procedures instituted in 2003 that affected both accounts receivable and inventory and (ii) our facilities rationalization and product management programs. Also in 2003, cash was used by accounts payable because we lowered purchases to adjust to current sales levels. From 2003 to 2002, cash flow from operating activities decreased due to the decline in business activity and corresponding working capital needs.

     Net cash (used in) provided by investing activities for fiscal years 2004, 2003, and 2002 was ($0.9 million), $2.6 million, and ($0.5 million), respectively. During 2004, we used cash primarily for the purchase of computers and related IT equipment. During 2003, we received cash of $3.0 million, net of closing costs, as a result of the sale of three facilities. Cash used for capital expenditures in 2003 was $0.5 million as compared to $0.6 million in 2002. During 2002, we used cash in investing activities primarily for capital expenditures.

     Net cash used in financing activities for fiscal years 2004, 2003, and 2002 was $3.5 million, $10.1 million, and $9.9 million, respectively. Our primary use of cash in financing activities in 2004 was for repayment of borrowings under our Credit Facility. During 2003, our primary use of cash in financing activities was for repayment of borrowings under our Credit Facility and payments under our management liability insurance. Additionally, in 2003 we used $1.2 million of cash to retire a mortgage associated with the sale of a facility. As compared to 2002, there was a reduction in 2003 in cash used to pay for the management liability insurance, which was retired in March 2003. During 2002, we used cash in financing activities primarily for repayment of borrowings under our Credit facility, and other long-term debt repayments.

Certain Accounting Policies and Estimates

     Our consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires our management to make estimates and assumptions that affect: the reported amounts of assets and liabilities at the date of the financial statements; the disclosure of contingent assets and liabilities at the date of the financial statements; and the reported amounts of revenues and expenses during the reporting period. Our management regularly evaluates its estimates and assumptions. These estimates and assumptions are based on historical experience and on various other factors that are believed to be reasonable under the circumstances, and form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

     While our significant accounting policies are described in Note 2 of Notes to Consolidated Financial Statements, we believe that the following accounting policies and estimates involve a higher degree of complexity and warrant specific description.

   Allowance for Doubtful Accounts — Methodology

     We have established an allowance for uncollectible accounts based on our collection experience and an assessment of the collectibility of specific accounts. We evaluate the collectibility of accounts receivable based on a combination of factors. Initially, we estimate an allowance for doubtful accounts as a percentage of accounts receivable based on historical collections experience. This initial estimate is periodically adjusted when we become aware of a specific customer’s inability to meet its financial obligations (e.g., a bankruptcy filing or announced insolvency) or as a result of changes in the overall aging of accounts receivable. We do not believe our estimate of the allowance for doubtful accounts is likely to be adversely affected by any individual customer, since our customers are geographically disbursed and we have no individually significant customers. We recorded bad debt expense of $0.8 million, $0.8 million, and $2.1 million in 2004, 2003, and 2002, respectively. During 2004, 2003, and 2002, we wrote off $2.5 million, $0.3 million, and $0.5 million, respectively, against our reserves for accounts receivable. The write offs recorded in 2004 reflect a revision in our policy, adopted October 1, 2004, that uncollectible accounts over two years old should be removed from our accounts receivable balance. This change in policy had no effect on either our results from operations or cash flows. Our reserve for accounts receivable was approximately $2.1 million and $3.7 million at December 31, 2004 and 2003, or 3.1% and 6.1% of gross receivables, respectively.

   Inventories — Slow Moving and Obsolescence

     In connection with certain contracts, we maintain certain special inventories for specific customers’ needs. In certain contracts, the customers are required to purchase the special inventory at the time that the inventory reaches a certain age. However, for other customer relationships and inventories, we are not protected from the risk of inventory loss. In such cases, we rely on available return privileges with vendors, if any. Therefore, in determining the net realizable value of inventories, we identify slow moving or obsolete inventories that (i) are not protected by our customer agreements from risk of loss, and (ii) are not eligible for return under various vendor return programs. Based upon these factors, we estimate the net realizable value of inventories and record any necessary adjustments as a charge to cost of sales. If our inventory return privileges were discontinued in the future, or if customers were unable to honor the provisions of certain contracts that protect us from inventory losses, our risk of loss associated with obsolete or slowing moving inventories would increase. We recorded inventory (recoveries) or expense for ($0.2 million), ($0.1 million), and $1.0 million, in 2004, 2003 and 2002, respectively. We wrote off $0.2 million, $1.1 million, and $1.7 million against our reserves for excess and obsolete inventories during 2004, 2003, and 2002, respectively. Our reserve for obsolete and slowing moving inventories was approximately $5.2 million and $5.6 million at December 31, 2004 and 2003, or 8.3% and 9.1% of gross inventories, respectively.

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

   Deferred Income Tax Assets

     We have net deferred tax assets, which are subject to periodic recoverability assessments. The factors used to assess the likelihood of realization of these net deferred tax assets are the reversal of taxable temporary differences, our forecast of future taxable income (which is based upon estimates and assumptions), and available tax planning strategies that could be implemented to realize the net deferred tax assets. On the basis of the improved operating results and projections for future taxable income, we believe it is more likely than not that our future operations will generate sufficient taxable income to realize our net deferred tax assets. If these estimates and related assumptions change in the future, we may be required to record an additional valuation allowance against our deferred tax assets, resulting in additional income tax expense in our consolidated statements of income. We evaluate the realizability and appropriateness of our deferred tax assets and liabilities quarterly and assess the need for any valuation allowance against deferred tax assets. During 2004 we determined that the future tax benefits associated with deductible goodwill amortization for tax purposes became fully realizable. Due to the extended reversal period and the uncertainty of projecting future taxable income over this period, the deferred tax asset associated with the goodwill amortization had been fully reserved for with a valuation allowance. We made this determination primarily based on our projections of the future taxable income over the reversal period. This resulted in a $2.0 million (or $0.20 per diluted share for the year) reduction of the valuation allowance and an associated reduction of income tax expense for the year. We also reduced the valuation allowance by an additional $0.6 million (or $0.07 per diluted share for the year) for state net operating losses which became fully realizable during the year. In the future, if it becomes more likely than not that we will be able to utilize certain deferred tax benefits that are presently reserved with a valuation allowance, or that there may be certain deferred tax liabilities that arise, we may adjust the valuation allowance accordingly. In addition, if we experience a decline in earnings in the future, we may have to increase the valuation allowance. The remaining $0.6 million balance in the valuation allowance is for certain state net operating loss carryforwards.

   Self insurance and related reserves

     We are self-insured for certain losses relating to group health, worker’s compensation, and casualty losses, subject to stop loss limits. We utilize third party administrators to process and administer all related claims. We accrue an estimate for incurred but not reported claims and related expenses based upon historical experience. The accrual for incurred but not reported claims relating to group health, worker’s compensation, and casualty losses totaled approximately $1.5 million at December 31, 2004 and December 31, 2003. The accuracy of our accrual for incurred but not reported claims is entirely dependent on future events that are subject to change. Because we are self-insured, an increase in the volume or severity of claims in the future may cause us to record additional expense that was not estimable at December 31, 2004. We are not aware of any increasing volume or severity of individual claims.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Procedures.

     None.

Item 9A. Controls and Procedures.

     An evaluation was performed under the supervision and with the participation of our management, including our President and Chief Executive Officer and our Senior Vice President and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-14(c) under the Securities Exchange Act of 1934 (the “Act”) as of the end of the period covered by this report. Based on that evaluation, our President and Chief Executive Officer and our Senior Vice President and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report in accumulating and communicating information to our management, including our President and Chief Executive Officer and our Senior Vice President and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures of that information under the Securities and Exchange Commission’s rules and forms and that our disclosure controls and procedures are designed to ensure that the information we are required to disclose in reports that we file or submit under the Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

     We point out, however, that the errors we discovered in how one of our four regional divisions was recording account payable — which led to the restatement of certain aspects of our 2003 financial results (and correcting adjustments to our quarterly results for the first three quarters of 2004) that are reflected and discussed in Items 6 and 7 — were not discovered by our disclosure controls and procedures as they operated at such earlier times prior to the end of the period covered by this report.

PART III

Item 10. Directors and Executive Officers of the Registrant.

     The information contained under the heading “Election of Directors” in the definitive Proxy Statement to be used in connection with the solicitation of proxies for the Company’s 2005 Annual Meeting of Stockholders, to be filed with the Commission, is incorporated herein by reference. Pursuant to instruction 3 to paragraph (b) of Item 401 of Regulation S-K, information relating to the executive officers of the Company is included in Item 1 of this Report.

Item 11. Executive Compensation.

     The information contained under the heading “Executive Compensation” in the definitive Proxy Statement to be used in connection with the solicitation of proxies for the Company’s 2005 Annual Meeting of Stockholders, to be filed with the Commission, is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

     The information contained under the headings “Voting Securities and Principal Stockholders” and “Equity Compensation Awards” in the definitive Proxy Statement to be used in connection with the solicitation of proxies for the Company’s 2005 Annual Meeting of Stockholders, to be filed with the Commission, is incorporated herein by reference. For purposes of determining the aggregate market value of the Company’s voting stock held by nonaffiliates, shares held by all directors and executive officers of the Company have been excluded. The exclusion of such shares is not intended to, and shall not, constitute a determination as to which persons or entities may be “affiliates” of the Company as defined by the Commission.

Item 13. Certain Relationships and Related Transactions.

     The information contained under the heading “Certain Transactions” in the definitive Proxy Statement to be used in connection with the solicitation of proxies for the Company’s 2005 Annual Meeting of Stockholders, to be filed with the Commission, is incorporated herein by reference.

Item 14. Principal Accountants Fees and Services

     The information contained under the heading “Independent Auditors” in the definitive Proxy Statement to be used in connection with the solicitation of proxies for the Company’s 2005 Annual Meeting of Stockholders, to be filed with the Commission, is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedule

The following financial statements and notes thereto and financial statement schedules are filed as part of this Report:

1. Financial Statements

    Report of Independent Registered Public Accounting Firm
    Consolidated Balance Sheets as of December 31, 2004 and 2003 (as restated).
    Consolidated Statements of Operations for the years ended December 31, 2004, 2003 (as restated), and 2002.
    Consolidated Statements of Stockholders’ Equity for the years ended December  31, 2004, 2003 (as restated), and 2002.
    Consolidated Statements of Cash Flows for the years ended December 31, 2004, 2003 (as restated), and 2002.
    Notes to Consolidated Financial Statements and Schedule for the years ended December 31, 2004, 2003, and 2002.

2. Financial Statement Schedule

    Schedule II — Valuation and Qualifying Accounts

     All other schedules have been omitted because any information required is included in the financial statements or notes.

Exhibits

     The exhibits set forth below are required to be filed with this Report pursuant to Item 601 of Regulation S-K:

Exhibit
Number	Description of Exhibit
3.1	Certificate of Incorporation, as amended, of the Company (filed as Exhibit 3.1 of the Company’s Registration Statement on Form S-1 (File No. 333-36233) is hereby incorporated by reference)

3.2	Bylaws of the Company (filed as Exhibit 3.2 of the Company’s Registration Statement on Form S-1 (File No. 333-36233) is hereby incorporated by reference)

4.1	Form of Common Stock Certificate of the Company (filed as Exhibit 4.1 of the Company’s Registration Statement on Form 8-A (File No. 001-13195) on August 31, 2000 is hereby incorporated by reference)

4.2	Certificate of Designation (filed as Exhibit 4.2 of the Company’s Current Report on Form 8-K (File No. 001-13195) is hereby incorporated by reference)

(*)10.1(a)	Industrial Distribution Group, Inc. Stock Incentive Plan (filed as Exhibit 10.5 of the Company’s Registration Statement on Form S-1 (File No. 333-36233) is hereby incorporated by reference)

(*)10.1(b)	Amendment No. 1 to Industrial Distribution Group, Inc. Stock Incentive Plan (filed as Exhibit 10.5b) of the Company’s Annual Report on Form 10-K (File No. D01-131950) on March 31, 1999 is hereby incorporated by reference)

(*)10.2	Form of Indemnification Agreement entered into between the Company and each of the executive officers and directors of the Company (filed as Exhibit 10.9 of the Company’s Registration Statement on Form S-1 (File No. 333-36233) is hereby incorporated by reference)

10.3	Lease Agreement dated July 30, 1998 by and between Andrew B. and Stephanie A. Shearer and Shearer Industrial Supply Co. (filed as Exhibit 10.12 of the Company’s Registration Statement on Form S-1 (File No. 333-51851) is hereby incorporated by reference)

(*)10.4	Industrial Distribution Group, Inc. Management Incentive Program (filed as Exhibit 10.14 of the Company’s Annual Report on Form 10-K (File No. 001-13195) on March 31, 1999 is hereby

Exhibit
Number	Description of Exhibit
incorporated by reference)

10.5(a)	Credit Agreement dated December 22, 2000 by and between the Company, the lenders listed therein, and First Union National Bank (filed as Exhibit 10.6 of the Company’s Annual Report on Form 10-K (File No. 001-13195) on March 28, 2001 is hereby incorporated by reference)

10.5(b)	Credit Agreement Amendment dated August 1, 2001 by and between the Company, the lenders listed therein, and First Union National Bank (filed as Exhibit 10.5(b) of the Company’s Annual Report on Form 10-K (File No. 001-13195) on March 29, 2002 is hereby incorporated by reference)

10.5(c)	Second Amendment to Credit Agreement dated May 28, 2003 by and between the Company, Wachovia Bank, National Association (formerly First Union National Bank) and the lenders listed therein (filed as Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q (File No. 001-13195) on July 31, 2003 is hereby incorporated by reference)

10.6	Rights Agreement dated as of August 28, 2000 by and between the Company and American Stock Transfer & Trust Company (filed as Exhibit 10.1 of the Company’s Registration Statement on Form 8-A (File No. 001-13195) on August 31, 2000 is hereby incorporated by reference)

(*)10.7	Form of Restricted Stock Agreements (filed as Exhibit 10.7 of the Company’s Annual Report on Form 10-K (File No. 001-13195) on March 21, 2003 is hereby incorporated by reference)

21.1	Subsidiaries of the Company

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certification of Chief Executive Officer with respect to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004.

31.2	Certification of Chief Financial Officer with respect to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004.

32.1	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of United States Code by Chief Executive Officer with respect to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004.

32.2	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of United States Code by Chief Financial Officer with respect to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004.

(*)	Management contract or compensatory plan or arrangement required to be filed as an exhibit.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(a) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Atlanta, State of Georgia, on the 11th day of March 2005.

INDUSTRIAL DISTRIBUTION GROUP, INC.

By:	/s/ Andrew B. Shearer

Andrew B. Shearer President and Chief Executive Officer

Signature	Position

/s/ Andrew B. Shearer	President, Chief Executive Officer, and Director (Principal Executive Officer)

Andrew B. Shearer

/s/ Jack P. Healey	Senior Vice President, Chief Financial Officer, and Secretary (Principal Financial and Accounting Officer)

Jack P. Healey

/s/ Richard M. Seigel

Richard M. Seigel	Chairman of the Board

/s/ David K. Barth

David K. Barth	Director

/s/ William J. Burkland

William J. Burkland	Director

/s/ William R. Fenoglio

William R. Fenoglio	Director

/s/ William T. Parr

William T. Parr	Director

/s/ George L. Sachs, Jr.

George L. Sachs, Jr.	Director

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of

     Industrial Distribution Group, Inc.:

We have audited the accompanying consolidated balance sheets of Industrial Distribution Group, Inc. and Subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2004. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These consolidated financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Industrial Distribution Group, Inc. and Subsidiaries at December 31, 2004 and 2003, and the consolidated results of their operations and their cash flows for each of the three years in the period ending December 31, 2004, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule for the three years ended December 31, 2004, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 1, the Company restated its 2003 financial statements to correct errors related to the recording of accounts payable, cost of sales, property and equipment, and depreciation expense.

As discussed in Note 2, on January 1, 2003 the Company changed its method of accounting for stock-based compensation. In addition, as discussed in Note 2, on January 1, 2002, the Company changed its method of accounting for goodwill.

                                                             /s/ Ernst & Young LLP

Atlanta, Georgia
March 10, 2005

INDUSTRIAL DISTRIBUTION GROUP, INC.
AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2004 AND 2003
(in thousands, except share data)

	2004	2003
		(As Restated-See
		Note 1)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$3,164	$337
Accounts receivable, net	64,582	57,107
Inventories, net	56,835	56,011
Deferred tax assets	4,363	5,019
Prepaid and other current assets	6,144	5,598

Total current assets	135,088	124,072
PROPERTY AND EQUIPMENT, NET	7,277	7,161
INTANGIBLE ASSETS, NET	243	287
DEFERRED TAX ASSETS	2,463	784
OTHER ASSETS	991	996

Total assets	$146,062	$133,300

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Current portion of long-term debt	$196	$185
Accounts payable	47,960	39,669
Accrued compensation	4,095	2,231
Other accrued liabilities	5,615	7,279

Total current liabilities	57,866	49,364
LONG-TERM DEBT, NET OF CURRENT PORTION	22,085	26,348
OTHER LONG TERM LIABILITIES	1,328	1,190

Total liabilities	81,279	76,902

COMMITMENTS AND CONTINGENCIES (NOTE 10)
STOCKHOLDERS’ EQUITY (NOTE 13):
Preferred stock, $0.10 par value per share; 10,000,000 shares authorized, no shares issued or outstanding in 2004 and 2003	0	0
Common stock, $0.01 par value per share; 50,000,000 shares authorized, 9,343,850 issued and outstanding in 2004, 9,187,735 shares issued and outstanding in 2003	93	92
Additional paid-in capital	100,700	99,342
Unearned compensation	(405)	(117)
Accumulated deficit	(35,605)	(42,919)

Total stockholders’ equity	64,783	56,398

Total liabilities and stockholders’ equity	$146,062	$133,300

The accompanying notes are an integral part of these consolidated balance sheets.

INDUSTRIAL DISTRIBUTION GROUP, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2004, 2003, AND 2002
(in thousands, except share data)

	2004	2003	2002
		(As Restated-See
		Note 1)
NET SALES	$529,175	$483,442	$492,450
COST OF SALES	413,463	375,549	383,044

Gross profit	115,712	107,893	109,406
SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES	105,599	101,518	103,298

Operating income	10,113	6,375	6,108
INTEREST EXPENSE	1,630	2,278	3,270
INTEREST INCOME	(24)	(21)	(3)
OTHER INCOME, NET	(21)	(30)	(23)

EARNINGS BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGE, AND INCOME TAXES	8,528	4,148	2,864
PROVISION FOR INCOME TAXES	1,214	1,787	1,266

EARNINGS BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGE	7,314	2,361	1,598
CUMULATIVE EFFECT OF ACCOUNTING CHANGE	0	0	(50,347)

NET EARNINGS (LOSS)	$7,314	$2,361	$(48,749)

EARNINGS (LOSS) PER COMMON SHARE:
Basic
Earnings before cumulative effect of accounting change	$0.78	$0.26	$0.18
Cumulative effect of accounting change	0.00	0.00	(5.71)

Net earnings (loss)	$0.78	$0.26	$(5.53)

Diluted
Earnings before cumulative effect of accounting change	$0.75	$0.26	$0.18
Cumulative effect of accounting change	0.00	0.00	(5.62)

Net earnings (loss)	$0.75	$0.26	$(5.44)

WEIGHTED AVERAGE SHARES:
Basic	9,339,276	8,991,822	8,823,982

Diluted	9,704,243	9,141,049	8,962,003

The accompanying notes are an integral part of these consolidated statements of operations.

INDUSTRIAL DISTRIBUTION GROUP, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2004, 2003, AND 2002
(in thousands, except share data)

			ADDITIONAL		ACCUMULATED
	COMMON STOCK		PAID-IN	UNEARNED	EARNINGS
	SHARES	AMOUNT	CAPITAL	COMPENSATION	(DEFICIT)	TOTAL
BALANCE, DECEMBER 31, 2001	8,724,184	$87	$97,579	$0	$3,469	$101,135
Issuance of shares pursuant to executive restricted stock agreement	0	0	246	(246)	0	0
Sale of shares through employee stock purchase plan	133,638	1	224	0	0	225
Stock options exercised	2,251	0	4	0	0	4
Amortization of unearned compensation	0	0	0	45	0	45
Net loss	0	0	0	0	(48,749)	(48,749)

BALANCE, DECEMBER 31, 2002	8,860,073	88	98,053	(201)	(45,280)	52,660
Sale of shares through employee stock purchase plan	93,719	1	233	0	0	234
Stock options exercised	233,943	3	836	0	0	839
Stock based compensation	0	0	40	0	0	40
Tax benefit from stock options exercised	0	0	180	0	0	180
Amortization of unearned compensation	0	0	0	84	0	84
Net earnings (As Restated-See Note 1)	0	0	0	0	2,361	2,361

BALANCE, DECEMBER 31, 2003 (As Restated-See Note 1)	9,187,735	92	99,342	(117)	(42,919)	56,398
Issuance of shares pursuant to executive restricted stock agreement	0	0	433	(433)	0	0
Sale of shares through employee stock purchase plan	59,481	0	280	0	0	280
Stock options exercised	96,634	1	314	0	0	315
Stock based compensation	0	0	137	0	0	137
Tax benefit from stock options exercised	0	0	225	0	0	225
Adjustment to deferred compensation for cancellations	0	0	(31)	31	0	0
Amortization of unearned compensation	0	0	0	114	0	114
Net earnings	0	0	0	0	7,314	7,314

BALANCE, DECEMBER 31, 2004	9,343,850	$93	$100,700	$(405)	$(35,605)	$64,783

The accompanying notes are an integral part of these consolidated statements.

INDUSTRIAL DISTRIBUTION GROUP, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2004, 2003, AND 2002
(in thousands)

	2004	2003	2002
		(As Restated-See
		Note 1)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings (loss)	$7,314	$2,361	$(48,749)

Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation and amortization	909	2,305	2,810
Amortization of unearned compensation	114	84	45
Gain on sale of assets	(66)	(404)	(43)
Deferred income taxes	(1,023)	597	1,087
Income tax benefit of stock options exercised	225	180	0
Impairment of goodwill	0	0	50,347
Changes in operating assets and liabilities:
Accounts receivable, net	(7,475)	523	2,117
Inventories, net	(824)	1,554	4,342
Prepaids and other assets	(561)	(959)	1,722
Accounts payable	8,291	(582)	(2,266)
Accrued compensation	1,864	352	307
Other accrued liabilities	(1,513)	1,373	(1,297)

Total adjustments	(59)	5,023	59,171

Net cash provided by operating activities	7,255	7,384	10,422

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property and equipment, net	(1,040)	(495)	(613)
Proceeds on sale of investments	5	0	0
Proceeds from the sale of property and equipment	127	3,055	72

Net cash (used in) provided by investing activities	(908)	2,560	(541)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock, net of issuance cost	732	1,113	229
Repayments on revolving credit facility	(113,160)	(125,350)	(151,665)
Borrowings on revolving credit facility	109,010	117,300	145,965
Short-term debt borrowings	11	0	0
Long-term debt repayments	(113)	(1,780)	(699)
Premium payments on management liability insurance	0	(930)	(3,720)
Deferred loan costs and other	0	(412)	(15)

Net cash used in financing activities	(3,520)	(10,059)	(9,905)

NET CHANGE IN CASH AND CASH EQUIVALENTS	2,827	(115)	(24)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	337	452	476

CASH AND CASH EQUIVALENTS, END OF YEAR	$3,164	$337	$452

SUPPLEMENTAL DISCLOSURES:
Interest paid	$1,289	$1,588	$2,048

Income taxes paid (refunded)	$4,478	$(550)	$(744)

The accompanying notes are in integral part of these consolidated statements.

INDUSTRIAL DISTRIBUTION GROUP, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE

DECEMBER 31, 2004, 2003, AND 2002

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

Certain amounts in the 2002 financial statements were reclassified to conform to the 2003 presentation. The effects of the reclassifications on the overall financial statement presentation are not significant, except for the items discussed below. In the 2002 statement of operations, the Company reclassified the amortization of deferred loan costs of approximately $360,000 from selling, general and administrative expenses to interest expense.

Restatement of Fiscal Year 2003

The Company restated its financial results for the year ended December 31, 2003 due to the correction of an error related to the recording of certain accounts payable. The correction increased the Company’s accounts payable and cost of sales for 2003 by $496,000. The Company also made correcting adjustments to its depreciation expense in order for prior periods to be consistent with the Company’s property and equipment accounting policies, which resulted in a reduction of depreciation expense and an increase of net property and equipment in 2003 of $155,000. For fiscal year 2003, these corrections in the aggregate reduced the Company’s previously reported net income by $195,000, or $0.02 per diluted share.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates, and the differences could be material.

Cash Equivalents

The Company considers all short-term investments with original maturities of three months or less to be cash equivalents.

Accounts Receivable

Accounts receivable is composed of trade receivables that are credit based and do not require collateral. An allowance for doubtful accounts has been established based on the Company’s collection experience and an assessment of the collectibility of specific accounts. The Company evaluates the collectibility of accounts receivable based on a combination of factors. Initially, the Company estimates an allowance for doubtful accounts as a percentage of accounts receivable based on historical collections experience. This initial estimate is periodically adjusted when the Company becomes aware of a specific customer’s inability to meet its financial obligations (e.g., bankruptcy filing) or as a result of changes in the overall aging of accounts receivable. On October 1, 2004 the company implemented a policy to write-off all uncollectible accounts past due for more than a two-year period. As a result of the policy, $1,315,000 in fully reserved accounts receivable was written off against the allowance for doubtful accounts. During 2004, 2003, and 2002, the Company incurred bad debt expense related to trade receivables of $799,000, $843,000, and $2,117,000, respectively. The allowance for doubtful accounts amounted to $2,055,000 and $3,719,000 as of December 31, 2004 and 2003, respectively.

Inventories

Inventories consist primarily of merchandise purchased for resale and are stated at the lower of cost or market value. Cost is determined on a first-in first-out basis, and market is considered to be net realizable value. In determining the net realizable value, the Company identifies slow moving or obsolete inventories that are not eligible for return under various vendor return programs and estimates appropriate loss provisions related thereto. Management evaluates the adequacy of the loss provisions regularly, with any adjustments charged to cost of sales. We recorded inventory (recoveries) or expense for ($217,000), ($55,000), and $1,029,000, in 2004, 2003 and 2002, respectively. The reserve for obsolete and slow moving inventories was $5,168,000 and $5,597,000 as of December 31, 2004 and 2003, respectively.

Property and Equipment

Property and equipment are recorded at cost. Expenditures for repairs and maintenance are expensed as incurred. Upon retirement or disposal of assets, the cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is recognized as other (income) expense in the statement of operations. Depreciation is computed using the straight-line method over the following estimated useful lives:

Buildings and improvements	40 years
Leasehold improvements	Lesser of useful life or the lease term
Furniture, fixtures, and equipment	5-10 years
Computer hardware and software	3-5 years

Goodwill and Other Intangible Assets

The Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets,” on January 1, 2002. The Company tested goodwill for impairment using the two-step process prescribed in SFAS No. 142. The first step was a screen for potential impairment, while the second step measured the amount of the impairment, if any. Based on an independent appraisal firm’s valuation of the enterprise fair value using a combination of discounted cash flows, market multiples, and comparable transactions, which reflect changes in certain assumptions since the date of the acquisitions, and the identification of qualifying intangibles, the Company recorded a non-cash charge of $50,347,000 as a cumulative effect of accounting change on January 1, 2002 associated with the adoption of SFAS No. 142.

The write-off of goodwill results from the use of a combination of fair value methods in assessment of fair value as required by SFAS No. 142. According to SFAS No. 142, the goodwill impairment loss is measured as the excess of the carrying amount of goodwill over the implied fair value of goodwill.

At December 31, 2004 and 2003, accumulated amortization of intangible assets was $428,000 and $384,000, respectively. The aggregate estimated amortization expense related to other identifiable intangible assets for the years 2005 to 2009 is $213,000. The net carrying value of the intangible assets was $243,000 and $287,000 as of December 31, 2004 and 2003, respectively.

Long-Lived Assets

The Company assesses its long-lived assets for impairment whenever facts and circumstances indicate that the carrying amount may not be fully recoverable in accordance with SFAS No. 144, “Accounting for the Impairment of Long-Lived Assets.” To analyze recoverability, the Company projects undiscounted net future cash flows over the remaining life of such assets. If these projected cash flows were less than the carrying amount, impairment would be recognized, resulting in a write-down of assets with a corresponding charge to earnings. Impairment losses, if any, are measured based upon the difference between the carrying amount and the fair value of the assets. Management believes the long-lived assets in the accompanying consolidated balance sheets are fairly valued.

Income Taxes

The Company accounts for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes” which requires that deferred tax assets and liabilities be recognized using currently enacted tax rates for the effect of temporary differences between the book and tax bases of recorded assets and liabilities. SFAS No. 109 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax asset will not be realized. The Company currently has significant deferred tax assets, which are subject to periodic recoverability assessments. The realization of the Company’s deferred tax assets is principally dependent upon the Company being able to generate sufficient future taxable income in certain tax jurisdictions. Factors used to assess the likelihood of realization are the Company’s forecast of future taxable income (which is based upon estimates and assumptions) and available tax planning strategies that could be implemented to realize the net deferred tax assets. On the basis of the Company’s operating results and projections for future taxable income, management believes it is more likely than not that future operations will generate sufficient taxable income to realize the deferred tax assets. During 2004, the Company determined that it is more likely than not that future tax benefits associated with certain state tax net operating loss carryforwards and deductible goodwill amortization for tax purposes will be realizable. The deferred tax assets associated with certain state net operating loss carryforwards and future goodwill amortization had been fully reserved with a valuation allowance primarily due to the assets extended reversal period and the uncertainty of future taxable income over this period. The Company made the determination to reverse the valuation allowance primarily based on our current taxable income and projections of future taxable income over the reversal period. This resulted in a $2,595,000 ($0.27 per diluted share for the year) reduction of the valuation allowance and an associated reduction of the provision for income tax expense. The valuation allowance for net deferred tax assets was $561,000 and $3,156,000 as of December 31, 2004 and 2003, respectively. The valuation allowance for deferred tax assets at December 31, 2004 is primarily for state net operating loss carryforwards for which the Company believes sufficient taxable income will not be realized prior to expiration.

Deferred Loan Costs

The Company capitalizes incremental and direct costs associated with the issuance of debt. These costs include legal fees, due diligence fees, and similar items. Deferred loan costs are amortized over the life of the related debt instrument and are classified as a non-current asset on the accompanying consolidated balance sheets. Amortization expense related to deferred loan costs for the years ended December 31, 2004, 2003, and 2002 was $240,000, $288,000, and $360,000, respectively. Such amortization is classified as interest expense in the accompanying statements of operations. As of December 31, 2004 and 2003, the net book value of the Company’s deferred loan costs was $340,000, and $579,000, respectively.

Revenue Recognition

Revenue is recognized on sales of products at the time title and risk of loss pass to the buyer. Title and risk of loss pass to the buyer in three ways. In the majority of circumstances, title and risk of loss pass to the buyer at the time of shipment. In other circumstances, such as consignment inventory agreements, title and risk of loss pass to the buyer at time of requisition of the good for use. For goods that are shipped direct from the supplier, title and risk pass to the buyer based on the suppliers’ shipping terms.

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

Shipping and Handling Costs

The Company’s freight-in is recorded in cost of sales and freight-out is included in selling, general, and administrative expenses. Freight-out totaled $5,067,000, $4,425,000, and $4,421,000, for the years ended December 31, 2004, 2003, and 2002, respectively.

Financial Instruments

The Company’s carrying value of financial instruments approximates fair value due to the short maturity of those instruments (cash, trade receivables, accounts payable, and accrued liabilities), or, in the case of debt, due to the instrument having a variable interest rate. Credit risk on trade receivables is minimized by the large and diverse nature of the Company’s customer base. No one customer represented more than 5% of the Company’s accounts receivable or sales for the periods presented. The Company’s international sales represent less than 1% of sales for the periods presented.

Insurance Reserves

The Company is self-insured for certain losses relating to group health, worker’s compensation, and casualty losses, subject to specific aggregate stop loss limits. Third-party administrators are used to process and administer all related claims. The Company accrues an estimate for insurance expense on a monthly basis based upon the claim estimates. The Company’s insurance liability for incurred but not reported or unpaid claims is estimated based on the Company’s historical actual claims experience rate.

Stock-Based Compensation

The Company has stock-based employee compensation plans, described more fully in Note 8. Prior to 2003, the Company accounted for these plans under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. No stock-based employee compensation cost was reflected in 2002 net earnings, as all options granted under those plans had an intrinsic value of zero on the date of grant. Effective January 1, 2003, the Company adopted the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation.” Under the prospective method of adoption selected by the Company under the provisions of SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure,” the recognition provisions has been applied to all employee awards granted, modified, or settled after January 1, 2003.

The expense related to stock-based compensation included in the determination of net earnings for 2004 will be less than that which would have been recognized if the fair value method had been applied to all awards granted after the original effective date of SFAS No. 123. If the Company had elected to adopt the fair value of recognition provisions of SFAS No. 123 as of its original effective date, pro forma net earnings and diluted net earnings per share would be as follows (in thousands, except per share data):

	2004	2003	2002
		(As Restated-See
		Note 1)
Net earnings (loss) as reported	$7,314	$2,361	$(48,749)
Add: Total stock-based compensation expense included in the determination of net earnings as reported, net of tax	208	88	25
Deduct: Total stock-based compensation expense determined under fair-value based method for all awards, net of tax	429	413	380

Pro forma net earnings (loss)	$7,093	$2,036	$(49,104)
Basic earnings (loss) per common share:
As reported	$0.78	$0.26	$(5.53)
Pro forma	$0.76	$0.23	$(5.56)
Diluted earnings (loss) per common share:
As reported	$0.75	$0.26	$(5.44)
Pro forma	$0.73	$0.22	$(5.54)

Segments

SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information,” requires that an enterprise disclose certain information about operating segments. The Company considers its entire business as one operating segment for purposes of SFAS No. 131.

New Accounting Pronouncements

The Company adopted the fair-value-based method of accounting for share-based payments effective January 1, 2003 using the prospective method described in SFAS No. 148. Currently, the Company uses the Black-Scholes-Merton formula to estimate the value of stock options granted to employees and expects to continue to use this acceptable option valuation model upon the required adoption Statement 123(R ) on July 1, 2005. Because Statement 123(R ) must be applied not only to new awards but to previously granted awards that are not fully vested on the effective date, and because the Company adopted Statement 123 using the prospective transition method (which applied only to awards granted, modified or settled after the adoption date), compensation cost for some previously granted awards that were not recognized under Statement 123 will be recognized under Statement 123(R ). However, had we adopted Statement 123(R ) in prior periods, the impact of that standard would have approximated the impact of Statement 123 as described in the disclosure of pro forma net earnings (loss) per common share in Note 2 to the Company’s consolidating financial statements. Statement 123(R ) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. While the Company cannot estimate what those amounts will be in the future (because they depend on, among other things, when employees exercise stock options), the amount of operating cash flows recognized for such excess tax deductions were $225,000, $180,000, and $0 in 2004, 2003, and 2002, respectively.

In January 2003, the FASB issued Interpretation 46 (“FIN 46”), “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51.” In December 2003, the FASB issued a revised Interpretation of FIN 46 (“Revised Interpretation”). FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of the Revised Interpretation must be applied for the Company’s first interim period ending after March 15, 2004. The Company’s adoption of FIN 46 had no impact on the Company’s financial position or consolidated statements of operations as a result of the adoption. The Company currently does not have relationships that require consolidation or disclosure about variable interest entities.

3. DIVESTITURES

During 2000, the Company divested of an operating subsidiary for a total consideration of $1,580,000 in the form of a note receivable. During 2002, the purchaser defaulted on the note. In 2004, the Company recovered collateral with a value of approximately $150,000 from the purchaser. In addition, in 2004, the Company assigned the remainder of the note to a third party in return for a note receivable in the amount of $1,000,000, before discounting. The Company received a payment in the amount of $300,000 in 2004 and of the remaining $700,000 of the note receivable, $450,000 is classified as an other current asset and $250,000 is classified as an other asset on the accompanying balance sheet as of December 31, 2004 at fair value. In 2004, the Company wrote off the uncollectible portion of the original note receivable of approximately $430,000 against reserves established in prior years.

4. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at December 31, 2004 and 2003 (in thousands):

	2004	2003
		(As Restated-See
		Note 1)
Land, building, and improvements	$4,639	$3,872
Leasehold improvements	2,733	2,445
Furniture, fixtures, and equipment	6,974	7,467
Computer hardware and software	3,899	3,993

Total property and equipment	18,245	17,777
Less accumulated depreciation	(10,968)	(10,616)

Property and equipment, net	$7,277	$7,161

Depreciation expense totaled $865,000, $1,957,000 (As Restated -See Note 1), and $2,385,000 for the years ended December 31, 2004, 2003, and 2002, respectively.

5. SALE OF PROPERTY

During 2003, the Company sold properties located in Bridgeport, Connecticut, Tucker, Georgia, and Tacoma, Washington, in a continued effort to consolidate warehouse facilities and reduce assets. Collectively, these properties sold for $3,019,000, net of closing costs. Costs associated with these closings were expensed as incurred. The cumulative gain of $568,000 and associated relocation and severance costs of $353,000 related to these transactions are reported in selling, general, and administrative expenses in the December 31, 2003 consolidated statement of operations.

6. LONG-TERM DEBT

At December 31, 2004 and 2003, long-term debt consisted of the following (in thousands):

	2004	2003
Revolving credit facility (Note 7)	$21,700	$25,850
Other	581	683

Total debt	22,281	26,533
Less current portion	(196)	(185)

Total long-term debt	$22,085	$26,348

Maturities of long-term debt as of December 31, 2004 are as follows (in thousands):

2005	$196
2006	21,784
2007	60
2008	52
2009	38
Thereafter	151

$22,281

For the years ended December 31, 2004, 2003, and 2002, the Company incurred interest expense of $1,630,000, $2,278,000, and $3,270,000, respectively.

7. REVOLVING CREDIT FACILITY

In December 2000, the Company entered into a $100,000,000 revolving credit facility with a five financial institution syndicate. On May 28, 2004, the Company amended this agreement to extend it to May 28, 2006. The agreement contains a first security interest in the assets of the Company. The agreement provides that the facility may be used for operations and acquisitions, and provides $5,000,000 for swinglines and $10,000,000 for letters of credit. Amounts outstanding under the credit facility bear interest at either the lead bank’s corporate rate or LIBOR, as selected by the Company from time to time, plus applicable margins. This rate was 4.7% and 3.8% at December 31, 2004 and 2003, respectively. There is an annual commitment fee on the unused portion of the facility equal to between 25 and 37.5 basis points of the average daily unused portion of the aggregate commitment depending on the indebtedness to adjusted EBITDA ratio, as defined.

Commitment fees totaled $173,000 and $227,000 in 2004 and 2003, respectively. The amounts outstanding under the facility at December 31, 2004 and 2003 were $21,700,000 and $25,850,000, respectively, which have been classified as long-term liabilities in the consolidated balance sheets. Additionally, the Company had outstanding letters of credit of $2,050,000 and $2,199,000 under the facility at December 31, 2004 and 2003, respectively. The revolving credit facility contains various covenants pertaining to the maintenance of certain financial ratios. These covenants include requirements for interest coverage, net worth, and capital expenditures, among other restrictions. The covenants also prohibit the payment of cash dividends. The Company was in compliance with these covenants as of December 31, 2004 and 2003.

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

In August 2000, the Board of Directors designated 1,000,000 shares of the Company’s previously authorized 10,000,000 shares of preferred stock as Series A Participating Cumulative Preferred Stock, as required for the Stockholder Rights Plan. There was no preferred stock issued or outstanding at December 31, 2004 and 2003.

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

Common Stock

Options are included in the computation of diluted earnings per share (“EPS”) where the options’ exercise price is less than the average market price of the common shares during the period. Common equivalent shares from stock options and restricted stock awards during the years ended December 31, 2004, 2003, and 2002 had a dilutive effect of 364,967, 149,227, and 138,021 shares, respectively, to the weighted average common shares outstanding using the treasury stock method. During 2004, 2003, and 2002, options where the exercise price exceeded the average market price of the common shares totaled 57,295, 376,861, and 812,932, respectively. The options expire ten years from the date of grant and vest ratably over three-to-four year periods. At December 31, 2004, the Company has several stock-based compensation plans, which are described below.

The total fair value of options granted in 2004, 2003, and 2002 was $181,000, $43,000, and $589,000, respectively. The weighted average fair value of the options on the date of grant in 2004, 2003, and 2002 was $3.61, $1.87, and $1.90, respectively.

The fair value of each option grant was estimated on the date of grant using the Black-Scholes-Merton option-pricing model with the following weighted average assumptions:

	2004	2003	2002
Expected life (years)	7	7	7
Dividend yield	0%	0%	0%
Expected stock price volatility	56%	58%	59%
Risk-free interest rate (low-high)	3.17% - 4.51%	3.62%	3.40% - 4.90%

The Black-Scholes-Merton option-pricing model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company’s employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

Stock Incentive Plan

In July 1997, the Company adopted its stock incentive plan to provide key employees, officers, and directors an opportunity to own common stock of the Company and to provide incentives for such persons to promote the financial success of the Company. Awards under the stock incentive plan may be structured in a variety of ways, including incentive and nonqualified stock options, shares of common stock subject to terms and conditions set by the board of directors (“restricted stock awards”), and stock appreciation rights (“SARs”). Incentive stock options may be granted only to full-time employees (including officers) of the Company and any subsidiaries. Nonqualified options, restricted stock awards, SARs, and other permitted forms of awards may be granted to any person employed by or performing services for the Company, including directors. The stock incentive plan provides for the issuance of an aggregate number of shares of common stock equal to 15% of the Company’s diluted shares of common stock outstanding from time to time, subject to the issuance of a maximum of 1,000,000 shares pursuant to incentive stock options. The Company currently has 254,081 shares available for issue under the stock incentive plan.

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

A summary of the status of the stock incentive plan as of December 31, 2004, 2003, and 2002 and changes during the years then ended is presented in the table below:

	2004		2003		2002
		WEIGHTED-		WEIGHTED-		WEIGHTED-
		AVERAGE		AVERAGE		AVERAGE
		EXERCISE		EXERCISE		EXERCISE
	SHARES	PRICE	SHARES	PRICE	SHARES	PRICE
Outstanding at beginning of year	1,026,336	$4.45	1,263,959	$4.34	1,063,165	$6.07
Granted	25,000	$4.61	25,000	$3.06	340,000	$2.99
Forfeited and surrendered	(40,033)	$2.26	(28,680)	$5.53	(136,955)	$14.47
Exercised	(96,634)	$3.25	(233,943)	$3.56	(2,251)	$1.80

Outstanding at end of year	914,669	$4.61	1,026,336	$4.45	1,263,959	$4.34

Exercisable at end of year	773,005	$4.82	677,661	$5.38	695,485	$5.83

The following table summarizes information about all stock options outstanding at December 31, 2004:

		OPTIONS OUTSTANDING		OPTIONS EXERCISABLE
		WEIGHTED	WEIGHTED-		WEIGHTED-
		REMAINING	AVERAGE	EXERCISABLE	AVERAGE
RANGE OF EXERCISE	OUTSTANDING	CONTRACTUAL	EXERCISE	AT	EXERCISE
PRICE	AT 12/31/04	LIFE	PRICE	12/31/04	PRICE
$1.65 – 5.00	541,663	6.9	$2.40	424,999	$2.24
$5.01–10.00	315,711	4.5	$6.46	290,711	$6.46
$10.01 – 15.00	15,000	3.7	$11.44	15,000	$11.44
$15.01 – 20.00	42,295	2.7	$17.07	42,295	$17.07

	914,669	5.9	$4.61	773,005	$4.82

Employee Stock Purchase Plan

In 1997, the Company adopted an employee stock purchase plan (the “Stock Purchase Plan”) under which qualified employees of the Company and its subsidiaries have the right to purchase shares of common stock on a quarterly basis through payroll deductions by the employee. The Stock Purchase Plan is administered by the compensation committee of the Company’s board of directors. The Stock Purchase Plan was amended at the Shareholder’s meeting on May 16, 2002 to increase the available shares under the plan from 500,000 to 1,000,000. The price paid for a share of common stock under the plan is 85% of the fair market value (as defined in the Stock Purchase Plan) of a share of common stock at the beginning or the end of each quarterly purchase period, whichever is lower. The amount of any participant’s payroll deductions or cash contributions made pursuant to the Stock Purchase Plan may not exceed 10% of such participant’s total annual compensation and may not exceed $25,000 per year. Shares issued in 2004, 2003, and 2002 were 59,481, 93,719, and 133,638, respectively. The Company has issued 887,739 shares under the Stock Purchase Plan as of December 31, 2004.

Management Incentive Plan

In 1998, the Company adopted a management incentive plan, whereby management may be awarded shares of restricted stock based on attaining certain performance goals. The Company issued 45,785 shares in 2004 for 2003 performance. The Company did not issue any shares in 2003 or 2002 for the prior years’ performance under the plan. The Company may issue shares in 2005 for 2004 performance based on the terms of the stock incentive plan. A maximum of 250,000 shares of common stock may be issued at fair market value under this fixed plan. The Company has issued 89,431 shares under the management incentive plan as of December 31, 2004. The Company currently has 160,569 shares available for issue under the management incentive plan.

Non-Stockholder Approved Equity Arrangements

In February 2004, the Company issued 10,000 shares, with a fair value of $62,000, of restricted common stock as inducement for employment. In May 2002, the Company issued 70,000 shares, with a fair value of $218,000, of restricted common stock to several executives. In December 2004, a former executive forfeited 10,000 of the 70,000 shares issued in May 2002, with a fair value of $31,000. In November 2002, the Company issued 10,000 shares, with a fair value of $28,000, of restricted common stock as an inducement to employment. These shares vest three years from the date of issuance. The value of such stock was established by the market price on the date of grant and was recorded as unearned compensation. The unearned compensation is shown as a reduction of stockholders’ equity in the accompanying consolidated balance sheets and is being amortized ratably over the applicable restricted stock vesting period.

9. INCOME TAXES

The provision for income taxes includes income taxes deferred because of temporary differences between financial statement and tax bases of assets and liabilities and consisted of the following for the years ended December 31, 2004, 2003, and 2002 (in thousands):

	2004	2003	2002
		(As Restated-
		See Note 1)
Current	$2,237	$1,190	$179
Deferred	(1,023)	597	1,087

Total provision	$1,214	$1,787	$1,266

The provision for income taxes for the years ended December 31, 2004, 2003, and 2002 differs from the amount computed by applying the statutory rate of 34% due to the following (in thousands):

	2004	2003	2002
		(As Restated-See
		Note 1)
Tax at federal statutory rate	$2,900	$1,526	$974
Nondeductible expenses	269	214	169
Change in valuation allowance	(2,595)	0	0
State income tax, net of federal benefit	333	193	123
Tax contingency reserve and other	307	(146)	0

Provision for income taxes	$1,214	$1,787	$1,266

Deferred taxes are recorded based on differences between the financial statement and tax bases of assets and liabilities. Temporary differences, which give rise to a significant portion of deferred tax assets and liabilities at December 31, 2004 and 2003, are as follows (in thousands):

	2004	2003
		(As Restated- See
		Note 1)
Deferred tax assets:
Allowance for doubtful accounts	$779	$1,424
Accrued employee benefits	47	38
Capitalized inventory costs	603	420
Inventory allowance	1,959	2,144
Accrued liabilities	933	950
Net operating loss carryforwards	835	1,344
Book in excess of tax depreciation	492	663
Book in excess of tax amortization	2,027	2,275
Valuation allowance	(561)	(3,156)
Other	159	169

Total deferred tax assets	7,273	6,271

Deferred tax liabilities:
Intangible storeroom management contract	(91)	(108)
Step-up in asset basis	(356)	(360)

Total deferred liabilities	(447)	(468)

Net deferred tax assets	$6,826	$5,803

The Company has net operating loss carryforwards for state income tax purposes of approximately $20,700,000 as of December 31, 2004, which expire in various years through 2023. The related deferred tax asset for these state net operating loss carryforwards is approximately $835,000 as of December 31, 2004.

10. COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company leases certain warehouse and office facilities as well as certain vehicles and office equipment under operating leases. Management expects that in the normal course of business, leases that expire will be renewed or replaced by other leases. The minimum future rental payments, net of sublease revenues, under all leases as of December 31, 2004 were as follows (in thousands):

2005	$5,545
2006	4,863
2007	3,864
2008	3,209
2009	1,799
Thereafter	9,397

$28,677

During the years ended December 31, 2004, 2003, and 2002, gross rental expense under operating leases totaled $6,480,000, $7,833,000, and $8,296,000, respectively, with related sub-lease rental income of $212,000, $251,000, and $234,000, respectively.

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

11. SAVINGS PLANS

All employees who are age 21 or older and have completed 30 days of service are eligible to participate in the Company’s 401(k) plan (the “Plan”). Employees are eligible to receive matching contributions from the Company after they have completed one year of service. Once eligibility requirements are met, employees may contribute between 1% and 75% of their compensation to the Plan, subject to tax law limitations. For 2004, 2003, and 2002, the Company matched, at its sole discretion, 25% of employee contributions up to a maximum of 1 1/2% of the employee’s salary. Total company contributions to the Plan during 2004, 2003, and 2002 were $440,000, $419,000, and $454,000, respectively.

12. RELATED-PARTY TRANSACTIONS

The Company leases facilities from related parties including directors and officers of the Company. The Company believes that the monthly rent and other terms of these leases are not less favorable to the Company than could be obtained from unaffiliated parties for comparable properties in the respective geographic areas. Renewal of these leases, if applicable, is based on management’s best estimate of market value. Rental expense recognized under leases from directors and officers of the Company was $436,000, $655,000, and $708,000 for the years ended December 31, 2004, 2003, and 2002, respectively. Rental expense recognized under leases from other related parties was $313,000, $46,000, and $118,000 for the years ended December 31, 2004, 2003, and 2002, respectively.

13. SUBSEQUENT EVENTS (UNAUDITED)

The Company’s board of directors approved, on February 23, 2005, a program for the Company to repurchase up to $5.0 million of its outstanding common shares over the next 24 months. The Company presently has 9.4 million shares of common stock outstanding. The closing price of its common stock on February 22, 2005, was $7.92 per share, at which price the repurchase program would permit the company to purchase up to 631,313 shares, or 6.7% of the currently outstanding shares.

14. INTERIM FINANCIAL INFORMATION (UNAUDITED)

On December 31, 2004, the Company restated its financial results for each of the three previously recorded quarters in 2004 in addition to the year ended December 31, 2003 due to the correction of an error related to the recording of certain accounts payable. The correction increased the Company’s accounts payable and cost of sales by $240,000, $241,000, and $241,000 for the three quarters ended March 31, 2004, June 30, 2004 and September 30, 2004, respectively. The Company restated each quarter of 2003 by $124,000 resulting in a total adjustment of $496,000 for the year. The Company also made correcting adjustments to its depreciation expense in order for prior periods to be consistent with the Company’s property and equipment accounting policies, which resulted in a reduction of depreciation expense by $35,000 for each of the three quarters ended September 30, 2004. Depreciation expense for 2003 was decreased by $39,000, $39,000, $39,000, and $38,000 for each of the quarters ended March 31, 2003, June 30, 2003, September 30, 2003, and December 31, 2003, respectively. For 2004, these corrections reduce the Company’s previously reported net income by $128,000, or $0.01 per diluted share, $128,000, or $0.02 per diluted share, and $128,000, or $0.01 per diluted share, for each respective quarter. For fiscal year 2003, they reduce the Company’s previously reported net income by $195,000, or $0.02 per diluted share. The Company’s unaudited quarterly results of operations for the fiscal years ended December 31, 2004 and 2003 are as follows (in thousands, except for per share amounts):

				2004
	FIRST QUARTER		SECOND QUARTER		THIRD QUARTER
	As Previously		As Previously		As Previously
	Reported	As Restated	Reported	As Restated	Reported	As Restated	FOURTH QUARTER

Net sales	$126,141	$126,141	$133,92`6	$133,926	$134,539	$134,539	$134,569
Cost of sales	97,999	98,239	104,667	104,908	105,499	105,740	104,576

Gross profit	28,142	27,902	29,259	29,018	29,040	28,799	29,993
Selling, general and administrative expenses	25,928	25,893	26,350	26,315	26,158	26,123	27,268

Operating income	2,214	2,009	2,909	2,703	2,882	2,676	2,725
Interest expense	404	404	418	418	397	397	411
Interest income	(15)	(15)	(3)	(3)	(3)	(3)	(3)
Other (income) expense	(24)	(24)	23	23	2	2	(22)

Earnings before income taxes	1,849	1,644	2,471	2,265	2,486	2,280	2,339
Provision (benefit) for income taxes	708	631	947	869	(1,117)	(1,195)	909

Net earnings	$1,141	$1,013	$1,524	$1,396	$3,603	$3,475	$1,430

Earnings per share:
Basic earnings per common share	$0.12	$0.11	$0.16	$0.15	$0.38	$0.37	$0.15

Diluted earnings per common share	$0.12	$0.11	$0.16	$0.14	$0.37	$0.36	$0.15

	2003
	FIRST QUARTER		SECOND QUARTER		THIRD QUARTER		FOURTH QUARTER
	As Previously		As Previously		As Previously		As Previously
	Reported	As Restated	Reported	As Restated	Reported	As Restated	Reported	As Restated

Net sales	$123,077	$123,077	$121,071	$121,071	$119,200	$119,200	$120,094	$120,094
Cost of sales	95,760	95,884	94,161	94,285	92,512	92,636	92,620	92,744

Gross profit	27,317	27,193	26,910	26,786	26,688	26,564	27,474	27,350
Selling, general and administrative expenses	26,066	26,027	25,383	25,344	25,130	25,091	25,094	25,056

Operating income	1,251	1,166	1,527	1,442	1,558	1,473	2,380	2,294
Interest expense	763	763	596	596	492	492	427	427
Interest income	(6)	(6)	(6)	(6)	(6)	(6)	(3)	(3)
Other (income) expense	2	2	(12)	(12)	(15)	(15)	(5)	(5)

Earnings before income taxes	492	407	949	864	1,087	1,002	1,961	1,875
Provision for income taxes	232	196	406	370	456	419	839	802

Net earnings	$260	$211	$543	$494	$631	$583	$1,122	$1,073

Earnings per share:
Basic earnings per common share	$0.03	$0.02	$0.06	$0.06	$0.07	$0.07	$0.12	$0.12

Diluted earnings per common share	$0.03	$0.02	$0.06	$0.05	$0.07	$0.06	$0.12	$0.11

INDUSTRIAL DISTRIBUTION GROUP, INC.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
FOR THE YEARS ENDED DECEMBER 31, 2004, 2003, AND 2002
(in thousands)

ALLOWANCE FOR DOUBTFUL ACCOUNTS

		ADDITIONS
		CHARGED
	BALANCE	TO COSTS
	AT	AND		BALANCE AT
	BEGINNING	EXPENSES		END OF
DESCRIPTION	OF PERIOD	NET(1)	DEDUCTIONS(2)	PERIOD

Year ended December 31, 2004:
Allowance for doubtful accounts	$3,719	799	2,463	$2,055
Year ended December 31, 2003:
Allowance for doubtful accounts	$3,183	843	307	$3,719
Year ended December 31, 2002:
Allowance for doubtful accounts	$1,522	2,117	456	$3,183

(1)	Amounts charged to costs and expenses are net of adjustments to state the allowance based on the Company’s historical collections experience and management’s assessment of the collectibility of specific accounts.

(2)	Deductions represent the write off of uncollectible receivables, net of recoveries.

INVENTORY RESERVE

		ADDITIONS
		CHARGED
		TO COSTS
	BALANCE AT	AND	CHARGED TO		BALANCE AT
	BEGINNING	EXPENSES	OTHER		END OF
DESCRIPTION	OF PERIOD	NET(1)	ACCOUNT(2)	DEDUCTIONS(3)	PERIOD

Year ended December 31, 2004:
Inventory reserve	$5,597	(217)	0	212	$5,168
Year ended December 31, 2003:
Inventory reserve	$6,702	(55)	0	1,050	$5,597
Year ended December 31, 2002:
Inventory reserve	$7,365	1,029	0	1,692	$6,702

(1)	Amounts charged to costs and expenses are net of adjustments to state the reserve based on the Company’s experience and management’s assessment of the net realizable value of specific inventory accounts.

(2)	These amounts represent balance sheet re-classifications.

(3)	Deductions represent the write off of obsolete inventory.

VALUATION ALLOWANCE

		ADDITIONS
		CHARGED
		TO COSTS
	BALANCE AT	AND		BALANCE AT
	BEGINNING	EXPENSES		END OF
DESCRIPTION	OF PERIOD	NET(1)	DEDUCTIONS (2)	PERIOD
Year ended December 31, 2004:
Valuation allowance	$3,156	0	2,595	$561
Year ended December 31, 2003:
Valuation allowance	$3,156	0	0	$3,156
Year ended December 31, 2002:
Valuation allowance	$0	3,156	0	$3,156

(1)	These amounts represent the recording of the valuation allowance for deferred tax assets.

(2)	These amounts represent the reduction of the valuation allowance for deferred tax associated with certain state tax net operating loss carryforwards and future goodwill amortization.

EXHIBIT INDEX

Exhibit
Number	Description of Exhibit

3.1	Certificate of Incorporation, as amended, of the Company (filed as Exhibit 3.1 of the Company’s Registration Statement on Form S-1 (File No. 333-36233) is hereby incorporated by reference)

3.2	Bylaws of the Company (filed as Exhibit 3.2 of the Company’s Registration Statement on Form S-1 (File No. 333-36233) is hereby incorporated by reference)

4.1	Form of Common Stock Certificate of the Company (filed as Exhibit 4.1 of the Company’s Registration Statement on Form 8-A (File No. 001-13195) on August 31, 2000 is hereby incorporated by reference)

4.2	Certificate of Designation (filed as Exhibit 4.2 of the Company’s Current Report on Form 8-K (File No. 001-13195) is hereby incorporated by reference)

(*)10.1(a)	Industrial Distribution Group, Inc. Stock Incentive Plan (filed as Exhibit 10.5 of the Company’s Registration Statement on Form S-1 (File No. 333-36233) is hereby incorporated by reference)

(*)10.1(b)	Amendment No. 1 to Industrial Distribution Group, Inc. Stock Incentive Plan (filed as Exhibit 10.5b) of the Company’s Annual Report on Form 10-K (File No. D01-131950) on March 31, 1999 is hereby incorporated by reference)

(*)10.2	Form of Indemnification Agreement entered into between the Company and each of the executive officers and directors of the Company (filed as Exhibit 10.9 of the Company’s Registration Statement on Form S-1 (File No. 333-36233) is hereby incorporated by reference)

10.3	Lease Agreement dated July 30, 1998 by and between Andrew B. and Stephanie A. Shearer and Shearer Industrial Supply Co. (filed as Exhibit 10.12 of the Company’s Registration Statement on Form S-1 (File No. 333-51851) is hereby incorporated by reference)

(*)10.4	Industrial Distribution Group, Inc. Management Incentive Program (filed as Exhibit 10.14 of the Company’s Annual Report on Form 10-K (File No. 001-13195) on March 31, 1999 is hereby incorporated by reference)

10.5(a)	Credit Agreement dated December 22, 2000 by and between the Company, the lenders listed therein, and First Union National Bank (filed as Exhibit 10.6 of the Company’s Annual Report on Form 10-K (File No. 001-13195) on March 28, 2002 is hereby incorporated by reference)

10.5(b)	Credit Agreement Amendment dated August 1, 2001 by and between the Company, the lenders listed therein, and First Union National Bank (filed as Exhibit 10.5(b) of the Company’s Annual Report on Form 10-K (File No. 001-13195) on March 29, 2002 is hereby incorporated by reference)

10.5(c)	Second Amendment to Credit Agreement dated May 28, 2003 by and between the Company, Wachovia Bank, National Association (formerly First Union National Bank) and the lenders listed therein (filed as Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q (File No. 001-13195) on July 31, 2003 is hereby incorporated by reference)

10.6	Rights Agreement dated as of August 28, 2000 by and between the Company and American Stock Transfer & Trust Company (filed as Exhibit 10.1 of the Company’s Registration Statement on Form 8-A (File No. 001-13195) on August 31, 2000 is hereby incorporated by reference)

(*)10.7	Form of Restricted Stock Agreements (filed as Exhibit 10.7 of the Company’s Annual Report on Form 10-K (File No. 001-13195) on March 21, 2003 is hereby incorporated by reference)

21.1	Subsidiaries of the Company

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certification of Chief Executive Officer with respect to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004.

Exhibit
Number	Description of Exhibit

31.2	Certification of Chief Financial Officer with respect to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004.

32.1	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of United States Code by Chief Executive Officer with respect to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004.

32.2	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of United States Code by Chief Financial Officer with respect to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004.

(*)	Management contract or compensatory plan or arrangement required to be filed as an exhibit.