Form 10-Q
period 2005-03-31
INDUSTRIAL DISTRIBUTION GROUP INC
filed 2005-05-05
CIK 1042351

FORM 10-Q

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM __________ TO__________

COMMISSION FILE NUMBER 001-13195

INDUSTRIAL DISTRIBUTION GROUP, INC.

(Exact name of registrant as specified in its charter)

Delaware	58-2299339

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at April 15, 2005

Common Stock, $.01 par value	9,497,003

INDUSTRIAL DISTRIBUTION GROUP, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INDUSTRIAL DISTRIBUTION GROUP, INC.

CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	MARCH 31,	DECEMBER 31,
	2005	2004
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$934	$3,164
Accounts receivable, net	69,818	64,582
Inventory, net	56,686	56,835
Deferred tax assets	4,424	4,363
Prepaid and other current assets	6,751	6,144

Total current assets	138,613	135,088
PROPERTY AND EQUIPMENT, NET	5,268	7,277
INTANGIBLE ASSETS, NET	232	243
DEFERRED TAX ASSETS	2,407	2,463
OTHER ASSETS	896	991

Total assets	$147,416	$146,062

LIABILITIES & STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$197	$196
Accounts payable	49,065	47,960
Accrued compensation	1,762	4,095
Other accrued liabilities	7,569	5,615

Total current liabilities	58,593	57,866
LONG-TERM DEBT, NET OF CURRENT PORTION	21,413	22,085
OTHER LONG-TERM LIABILITIES	1,302	1,328

Total liabilities	81,308	81,279

COMMITMENTS AND CONTINGENCIES (NOTE 8)
STOCKHOLDERS’ EQUITY:
Preferred stock, $0.10 par value per share; 10,000,000 shares authorized, no shares issued or outstanding in 2005 and 2004	0	0
Common stock, par value $0.01 per share, 50,000,000 shares authorized; 9,346,584 shares issued and outstanding in 2005; 9,343,850 shares issued and outstanding in 2004	94	93
Additional paid-in capital	100,792	100,700
Unearned compensation	(398)	(405)
Accumulated deficit	(34,380)	(35,605)
Total stockholders’ equity	66,108	64,783

Total liabilities and stockholders’ equity	$147,416	$146,062

The accompanying notes are an integral part of these consolidated financial statements.

INDUSTRIAL DISTRIBUTION GROUP, INC.

CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except share data)
(Unaudited)

	THREE MONTHS ENDED
	MARCH 31,
	2005	2004
		(As restated –
		see Note 1)
NET SALES	$137,948	$126,141
COST OF SALES	108,997	98,239

Gross profit	28,951	27,902
SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES	26,553	25,893

Operating income	2,398	2,009
INTEREST EXPENSE	483	404
INTEREST INCOME	(58)	(15)
OTHER EXPENSE (INCOME), net	1	(24)

EARNINGS BEFORE INCOME TAXES	1,972	1,644
PROVISION FOR INCOME TAXES	747	631

NET EARNINGS	$1,225	$1,013

BASIC EARNINGS PER COMMON SHARE	$0.13	$0.11

DILUTED EARNINGS PER COMMON SHARE	$0.13	$0.11

WEIGHTED AVERAGE SHARES:
Basic	9,431,022	9,260,113

Diluted	9,793,911	9,576,756

The accompanying notes are an integral part of these consolidated financial statements.

INDUSTRIAL DISTRIBUTION GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	THREE MONTHS ENDED
	MARCH 31,
	2005	2004
		(As restated –
		see Note 1)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$1,225	$1,013
Adjustments to reconcile net earnings to net cash used in by operating activities:
Depreciation and amortization	313	253
Gain on sale of assets	(406)	(23)
Amortization of unearned compensation	59	18
Deferred taxes	(5)	55
Income tax benefit of stock options exercised	11	0
Changes in operating assets and liabilities:
Accounts receivable, net	(5,236)	(9,997)
Inventories, net	149	(287)
Prepaid and other assets	(512)	(613)
Accounts payable	1,105	7,112
Accrued compensation	(2,333)	(680)
Other accrued liabilities	1,928	(666)

Total adjustments	(4,927)	(4,828)

Net cash used in operating activities	(3,702)	(3,815)

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property and equipment, net	(141)	(144)
Proceeds from the sale of property and equipment	2,254	62

Net cash provided by (used in) investing activities	2,113	(82)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock, net of issuance costs	148	112
Repurchase of common stock	(118)	0
Repayments on revolving credit facility	(34,575)	(31,375)
Borrowings on revolving credit facility	33,925	35,100
Short-term debt borrowings	1	3
Long-term debt repayments	(22)	(24)

Net cash (used in) provided by financing activities	(641)	3,816

NET CHANGE IN CASH AND CASH EQUIVALENTS	(2,230)	(81)
CASH AND CASH EQUIVALENTS, beginning of period	3,164	337

CASH AND CASH EQUIVALENTS, end of period	$934	$256

Supplemental Disclosures:
Interest paid	$243	$185

Income taxes paid	$309	$2,137

The accompanying notes are an integral part of these consolidated financial statements.

INDUSTRIAL DISTRIBUTION GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — MARCH 31, 2005 (Unaudited)

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

1. BASIS OF PRESENTATION

The accompanying unaudited interim consolidated financial statements are prepared pursuant to the Securities and Exchange Commission’s rules and regulations for reporting on Form 10-Q. Accordingly, certain information and footnotes required by U. S. generally accepted accounting principles for complete financial statements are not included herein. The Company believes all adjustments necessary for a fair presentation of these interim statements have been included and are of a normal and recurring nature.

These interim statements should be read in conjunction with the Company’s financial statements and notes thereto, included in its Annual Report on Form 10-K, for the fiscal year ended December 31, 2004.

In connection with preparing its financial statements for fiscal year 2004, the Company restated certain of its previous financial results to correct an error related to the recording of certain accounts payable in prior periods. The correction increased the Company’s accounts payable and cost of sales previously reported for the three months ended March 31, 2004 by $0.2 million. The Company also made correcting adjustments to its depreciation expense in order for prior periods to be consistent with the Company’s property and equipment accounting policies, which resulted in a reduction of depreciation expense and an increase of net property and equipment previously reported for the three months ended March 31, 2004 by less than $0.1 million. For the three months ended March 31, 2004, these corrections in the aggregate reduced the Company’s previously reported net income by $0.1 million, or $0.01 per diluted share.

2. FUTURE ADOPTION OF NEW ACCOUNTING STANDARDS

The Company adopted the fair-value-based method of accounting for share-based payments effective January 1, 2003 using the prospective method described in Statement of Financial Accounting Standards (“SFAS”) No. 148 , “Accounting for Stock-Based Compensation-Transition and Disclosure.” Currently, the Company uses the Black-Scholes-Merton formula to estimate the value of stock options granted to employees and expects to continue to use this acceptable option valuation model upon the required adoption of the revision of SFAS No. 123 “Accounting for Stock-Based Compensation,” (“SFAS No. 123(R)”). The effective date of SFAS No. 123(R) is the first reporting period beginning after June 15, 2005. However, on April 14, 2005 the Securities and Exchange Commission announced that the effective date of SFAS No. 123(R) will be suspended until January 1, 2006, for calendar year companies. Because SFAS No. 123(R) must be applied not only to new awards but to previously granted awards that are not fully vested on the effective date, and because the Company adopted SFAS No. 123 “Accounting for Stock-Based Compensation” using the prospective transition method (which applied only to awards granted, modified or settled after the adoption date), compensation cost for some previously granted awards that were not recognized under SFAS No. 123 will be recognized under SFAS No. 123(R). However, had we adopted SFAS No. 123(R) in prior periods, the impact of that standard would have approximated the impact of SFAS No. 123 as described in the disclosure of pro forma net earnings (loss) per common share in Note 6 to the Company’s consolidated financial statements. SFAS No. 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. While the Company cannot estimate what those amounts will be in the future (because they depend on, among other things, when employees exercise stock options), the amount of operating cash flows recognized for such excess tax deductions were less than $0.1 million and $0, in 2005 and 2004, respectively.

3. SALE OF PROPERTY

During the first quarter, the Company sold a property, located in Greensboro, NC, in a continued effort to consolidate warehouse facilities, improve logistic efficiencies and reduce assets. The Greensboro property sold for $2.2 million, net of closing costs. The gain associated with this sale was $0.4 million and has been classified as a component of selling, general, and administrative expenses, as this is immaterial to the financial statements. There are no relocation or severance costs associated with this sale of property. This sale is part of the Company’s facility rationalization plan announced in 2002.

4. CREDIT FACILITY

In December 2000, the Company entered into a $100.0 million revolving credit facility with a five financial institution syndicate. On May 28, 2003, the Company amended this agreement to extend it to May 28, 2006. The agreement contains a first security interest in the assets of the Company. The agreement provides that the facility may be used for operations and acquisitions, and provides $5.0 million for swinglines and $10.0 million for letters of credit. Amounts outstanding under the credit facility bear interest at either the lead bank’s corporate rate or LIBOR, as selected by the Company from time to time, plus applicable margins. At March 31, 2005 and December 31, 2004, the daily interest rates were 5.3% and 4.7%, respectively. There is an annual commitment fee on the unused portion of the facility equal to between 25 and 37.5 basis points of the average daily unused portion of the aggregate commitment depending on the indebtedness to adjusted EBITDA ratio, as defined.

The amounts outstanding under the facility at March 31, 2005 and December 31, 2004 were $21.1 million and $21.7 million, respectively, which have been classified as long-term liabilities in the consolidated balance sheets. Additionally, the Company had outstanding letters of credit of $2.1 million under the facility at March 31, 2005 and December 31, 2004. The revolving credit facility contains various covenants pertaining to the maintenance of certain financial ratios. These covenants include requirements for fixed charge coverage, net worth, and capital expenditures, among other restrictions. The covenants also prohibit the payment of cash dividends. The Company was in compliance with these covenants as of March 31, 2005 and December 31, 2004.

5. CAPITAL STOCK

During the respective three month periods ended March 31, 2005 and 2004, the Company issued 10,717 and 21,897 shares of its common stock through its employee stock purchase plan and 5,317 and 6,946 shares of its common stock pursuant to the exercise of options.

Options are included in the computation of diluted earnings per share (“EPS”) where the options’ exercise price is less than the average market price of the common shares during the period. The number of options outstanding during the three months ended March 31, 2005 and 2004 had a dilutive effect of 362,889 and 316,643 shares, respectively, to the weighted average common shares outstanding. During the three months ended March 31, 2005 and 2004, options where the exercise price exceeded the average market price of the common shares totaled 57,195 and 376,861, respectively.

The Company’s board of directors approved, on February 23, 2005, a program for the Company to repurchase up to $5.0 million of its outstanding common shares over the next 24 months. The Company presently has 9.3 million shares of common stock outstanding. The closing price of its common stock on February 22, 2005, was $7.92 per share, at which price the repurchase program would permit the company to purchase up to 631,313 shares, or 6.7% of the currently outstanding shares. As of March 31, 2005 the Company has repurchased 13,300 shares for $118,000.

6. STOCK BASED COMPENSATION

The Company has several stock-based compensation plans, which are described in Note 8 — Capital Stock in the Notes to Consolidated Financial Statements of the Company’s Annual Report on Form 10-K for the fiscal year 2004. Effective January 1, 2003, the Company adopted the fair value recognition provisions of SFAS No. 123. Under the prospective method of adoption selected by the Company under the provisions of SFAS No. 148, the recognition provisions have been applied to all employee awards granted, modified, or settled after January 1, 2003.

The expense related to stock-based compensation included in the determination of net earnings for 2005 will be less than that which would have been recognized if the fair value method had been applied to all awards granted after the original effective date of SFAS No. 123. If the Company had elected to adopt the fair value of recognition provisions of SFAS No. 123 as of its original effective date, pro forma net earnings and diluted net earnings per share would be as follows (in thousands):

	Three Months Ended
	March 31,
	2005	2004
		(As restated –
		see Note 1)
Net earnings as reported	$1,225	$1,013
Add: Total stock-based compensation expense included in the determination of net earnings as reported, net of tax.	87	47
Deduct: Total stock-based compensation expense determined under fair-value based method for all awards, net of tax.	133	114

Pro forma net earnings	$1,179	$946

Basic earnings per common share:
As reported	$0.13	$0.11
Pro forma	$0.12	$0.10
Diluted earnings per common share:
As reported	$0.13	$0.11
Pro forma	$0.12	$0.10

7. DEFERRED TAXES

The Company’s net deferred tax assets totaled approximately $6.8 million at March 31, 2005 and December 31, 2004, and are subject to periodic recoverability assessments. The realization of the Company’s deferred tax assets is principally dependent upon the Company being able to generate sufficient future taxable income in certain tax jurisdictions. Factors used to assess the likelihood of realization are the Company’s forecast of future taxable income (which is based upon estimates and assumptions) and available tax planning strategies that could be implemented to realize the net deferred tax assets. On the basis of the Company’s operating results and projections for future taxable income, management believes it is more likely than not that future operations will generate sufficient taxable income to realize the deferred tax assets. The valuation allowance for net deferred tax assets was $0.6 million as of March 31, 2005 and December 31, 2004. The valuation allowance for deferred tax assets at March 31, 2005 is primarily for state net operating loss carryforwards for which the Company believes sufficient taxable income will not be realized prior to expiration.

8. COMMITMENTS AND CONTINGENCIES

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

This discussion may contain certain forward-looking statements concerning our operations, performance, and financial condition, including, in particular, the likelihood of our success in developing and expanding our business. These statements are based upon a number of assumptions and estimates that are inherently subject to significant uncertainties and contingencies, many of which are beyond our control. Actual results may differ materially from those expressed or implied by such forward-looking statements. Factors that could cause actual results to differ, include but are not limited to, the impact of dedicating significant resources to our Flexible Procurement Solutions™ (“FPS”) program, the high fixed cost structure of our back office structure supporting traditional sales of maintenance, repair, operating and production products (“MROP”), which we refer to as General MROP sales, the availability of key personnel for employment by us, our reliance on senior management and the expertise of management, our reliance on regional information systems, the operation levels of our customers, our reliance on a variety of distribution rights, our ability to compete successfully in the highly competitive and diverse MROP market, the restrictions of our credit facility, and other factors discussed in more detail under Item 1—Business of our Annual Report on Form 10-K for fiscal year 2004.

In connection with preparing its financial statements for fiscal year 2004, the Company restated certain of its previous financial results to correct an error related to the recording of certain accounts payable in prior periods. The correction increased the Company’s accounts payable and cost of sales previously reported for the three months ended March 31, 2004 by $0.2 million. The Company also made correcting adjustments to its depreciation expense in order for prior periods to be consistent with the Company’s property and equipment accounting policies, which resulted in a reduction of depreciation expense and an increase of net property and equipment previously reported for the three months ended March 31, 2004 by less than $0.1 million. For the three months ended March 31, 2004, these corrections in the aggregate reduced the Company’s previously reported net income by $0.1 million, or $0.01 per diluted share.

Our discussions below in this Item 2 are based upon the more detailed discussions about our business, operations and financial condition included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2004, under Item 7. Our discussions here focus on our results during or as of the three-month period ended March 31, 2005, and the comparable period of 2004 for comparison purposes, and, to the extent applicable, any material changes from the information discussed in that Form 10-K or other important intervening developments or information since that time. These discussions should be read in conjunction with that Form 10-K for more detailed and background information.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2005 AND 2004

     The following table sets forth a summary of our operating data and shows such data as a percentage of net sales for the periods indicated (dollars in thousands):

	THREE MONTHS ENDED MARCH 31,
	2005		2004
			(As restated –
			see Note 1)
Net Sales	$137,948	100.0%	$126,141	100.0%
Cost of Sales	108,997	79.0	98,239	77.9

Gross Profit	28,951	21.0	27,902	22.1
Selling, General, and Administrative Expenses	26,553	19.2	25,893	20.5

Operating Income	2,398	1.8	2,009	1.6
Interest Expense	483	0.4	404	0.3
Interest Income	(58)	0.0	(15)	0.0
Other Expense (Income), net	1	0.0	(24)	0.0

Earnings Before Taxes	1,972	1.4	1,644	1.3
Provision for Income Taxes	747	0.5	631	0.5

Net Earnings	$1,225	0.9%	$1,013	0.8%

Net sales

Net sales increased $11.8 million or 9.4% to $137.9 million for the three months ended March 31, 2005 from $126.1 million for the three months ended March 31, 2004. On a daily sales basis, revenue increased $0.2 million or 11.1% over the prior year quarter. For the three months ended March 31, 2005, total FPS revenue grew $7.2 million or 10.6% to $74.8 million as compared to $67.7 million in the prior period. The increase was the combined result of new FPS sites added and increased production levels at existing sites. At March 31, 2005, we had 342 total FPS sites, including 95 full storeroom management arrangements, which represents a net increase of 17 sites since March 31, 2004. General MROP sales increased $4.6 million or 8.0% to $63.1 million for the three months ended March 31, 2005, from $58.5 million in 2004 primarily as a result of increased volume and market share at existing accounts.

Cost of Sales

Cost of sales increased $10.8 million or 11.0% to $109.0 million for the three months ended March 31, 2005, from $98.2 million for the three months ended March 31, 2004. As a percentage of sales, cost of sales increased to 79.0% for the three months ended March 31, 2005, from 77.9% in 2004. This increase in cost of sales as a percentage of sales as compared to the prior year was primarily the result of lower gross margin on our General MROP sales. Although we have seen production levels increase at our General MROP customers, the decline in gross profit reflects the continued impact of competition on our pricing as well as shifts in customer mix and product mix. In addition, for the three months ended March 31, 2005, inventory reserves increased $0.3 million as compared to there being no additional reserve required in the first quarter of the prior year.

Selling, General, and Administrative Expenses

Selling, general, and administrative expenses increased $0.7 million or 2.5% to $26.6 million for the three months ended March 31, 2005, from $25.9 million for the three months ended March 31, 2004. As a percentage of sales, however, total selling, general, and administrative expenses improved to 19.2% in 2005 from 20.5% in 2004. The dollar increase in expense was primarily due to the higher sales volume and variable costs relating to these sales, including higher salaries, incentives, and commissions of $0.7 million and increased freight out, delivery, and travel expense of $0.4 million. These increases were partially offset by the realization of a gain on the sale of property of $0.4 million, which is immaterial to the financial statements.

Operating Income

Operating income increased $0.4 million or 19.4% to $2.4 million for the three months ended March 31, 2005, from $2.0 million for the three months ended March 31, 2004, and increased by 0.2% as a percentage of revenue from 1.6% for the prior year period. This was primarily due to the increase in revenues in the current quarter, which were partially offset by lower gross margin and a slight increase in selling, general, and administrative expenses.

Interest Expense

As compared to a year ago, we reduced our average debt outstanding under our Credit Facility by $3.3 million or 10.4% to $28.7 million for the three months ended March 31, 2005. Interest expense increased $0.1 million or 19.6% to $0.5 million for the three months ended March 31, 2005 from $0.4 million in 2004. The increase in interest expense was attributable to a 110 basis point increase in the average quarterly interest rate on our Credit Facility, from 3.8% to 4.9%, since March 31, 2004, due to higher LIBOR rates. Despite the rate increases, we continue to maintain our favorable pricing due to improved operating performance.

Provision for Income Taxes

The provision for income taxes increased by $0.1 million, resulting in a provision of $0.7 million for the three months ended March 31, 2005, compared to $0.6 million for the three months ended March 31, 2004. Our effective tax rate decreased to 37.9% in the first quarter of 2005 from 38.4% in first quarter of 2004 due primarily to the reduction in the valuation allowance in addition to a reduction in non-deductible items as a percentage of pre-tax income.

LIQUIDITY AND CAPITAL RESOURCES

Capital Availability and Requirements

At March 31, 2005, our total working capital was $80.0 million, which included $0.9 million in cash and cash equivalents. We had an aggregate of $79.0 million of borrowing capacity under our Credit Facility. Based upon our current asset base (which is used as our collateral) and outstanding borrowings under the Credit Facility, we had borrowing availability under the Credit Facility of $41.1 million.

The principal financial covenants under our current Credit Facility require a fixed charge coverage ratio of 1.1:1.0 and capital expenditures of no more than $6.5 million in any twelve-month period. Our fixed charge coverage ratio was 1.5:1.0 at March 31, 2005, and our capital expenditures were $1.0 million for the twelve-month period ended March 31, 2005. Our covenants require a minimum tangible net worth of $45.0 million; at March 31, 2005, our tangible net worth was $65.9 million. We are presently in compliance with all covenants under the Credit Facility and anticipate that we will remain in compliance with the covenants.

Analysis of Cash Flows

Net cash used in operating activities was $3.7 million and $3.8 million for the three months ended March 31, 2005 and 2004, respectively. When compared to 2004, cash used in operating activities increased primarily due to the increased business activity and corresponding working capital needs.

Net cash provided by (used in) investing activities for the three months ended March 31, 2005 and 2004 was $2.1 million and ($0.1 million), respectively. The increase in cash provided was attributable to the sale of property which resulted in proceeds from property, plant and equipment of $2.2 million. Cash used for capital expenditures was ($0.1 million) for both of the three months ended March 31, 2005 and 2004, respectively.

Net cash (used in) provided by financing activities was ($0.6 million) and $3.8 million for the three months ended March 31, 2005 and 2004, respectively. For the three months ended March 31, 2005, cash was used primarily by net repayments on our Credit Facility of $0.7 million and cash provided for the three months ended March 31, 2004 was primarily due to net borrowings on our Credit Facility of $3.7 million.

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

While our significant accounting policies are described in Note 2 — Summary of Significant Accounting Policies in the Notes to Consolidated Financial Statements of our Annual Report on Form 10-K for fiscal 2004, we believe that the following accounting policies and estimates involve a higher degree of complexity and warrant specific description.

Allowance for Doubtful Accounts — Methodology

We have established an allowance for doubtful accounts based on our collection experience and an assessment of the collectability of specific accounts. We evaluate the collectability of accounts receivable based on a combination of factors. Initially, we estimate an allowance for doubtful accounts as a percentage of accounts receivable based on historical collections experience. This initial estimate is periodically adjusted when we become aware of a specific customer’s inability to meet its financial obligations (e.g., bankruptcy filing) or as a result of changes in the overall aging of accounts receivable. We do not believe our estimate of the allowance for doubtful accounts is likely to be adversely affected by any individual customer or group of customers, since our customers are geographically and functionally dispersed, and none are individually significant. We recovered $0.1 million in bad debt expense for the three months ended March 31, 2005 and incurred no additional bad debt expense or recoveries for the three months ended March 31, 2004. No accounts were written off for the three month period ended March 31, 2005, and we wrote off $0.2 million against our reserves for accounts receivable for the three month period ended March 31, 2004. Our reserve for accounts receivable was approximately $1.9 million and $2.1 million at March 31, 2005 and December 31, 2004, respectively, or 2.7% and 3.1% of gross receivables, respectively.

Inventories — Slow Moving and Obsolescence

In connection with certain contracts, we maintain certain special inventories for specific customers’ needs. In certain contracts, the customers are required to purchase the special inventory at the point in time in which the inventory reaches a certain age. However, for other customer relationships and inventories, we are not protected by our customer from the risk of inventory obsolescence. In such cases, we rely on available return privileges with vendors, if any. Therefore, in determining the net realizable value of inventories, we identify slow moving or obsolete inventories that (1) are not protected by our customer agreements from risk of loss, and (2) are not eligible for return under various vendor return programs. Based upon these factors, we estimate the net realizable value of inventories and record any necessary adjustments as a charge to cost of sales. If our inventory return privileges were discontinued in the future, or if customers were unable to honor the provisions of certain contracts that protect us from inventory losses, our risk of loss associated with obsolete or slow moving inventories would increase. We incurred $0.3 million in inventory reserve expense for the three month period ended March 31, 2005 and incurred no additional inventory reserve expense for the three month period ended March 31, 2004. No amounts were written off during the three month period ended March 31, 2005, and we wrote off $0.1 million against our reserves for excess and obsolete inventories during the three month period ended March 31, 2004. Our reserve for obsolete and slow moving inventories was approximately $5.5 million and $5.2 million at March 31, 2005 and December 31, 2004, respectively, or 8.9% and 8.3% of gross inventories, respectively.

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

Self Insurance and Related Reserves

We are self-insured for certain losses relating to group health, worker’s compensation, and casualty losses, subject to the aggregate stop loss limit of $1.3 million. We utilize third party administrators to process and administer all related claims. We accrue an estimate for incurred but not reported claims and related expenses based upon historical experience. The accrual for incurred but not reported claims relating to group health, worker’s compensation, and casualty losses totaled approximately $1.4 million at March 31, 2005 and $1.5 million at December 31, 2004. The accuracy of our accrual for incurred but not reported claims is entirely dependent on future events that are subject to change. Because we are self-insured, an increase in the volume (frequency) or amount (severity) of claims in the future may cause us to record additional expense that was not estimable at March 31, 2005. We are not aware of any increasing volume or severity of individual claims.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There has been no significant change in the disclosure concerning this item made in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

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

No change occurred in the Company’s internal controls concerning financial reporting during the first fiscal quarter ended March 31, 2005 that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is subject to various claims and legal actions, which arise in the ordinary course of business. The Company believes that the ultimate resolution of such matters will not have a material adverse effect on the Company’s financial position or results of operations. There has been no significant change in the disclosure concerning this item made in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

ITEM 6. EXHIBITS

     Exhibits filed as part of this Form 10-Q:

31.1	Certification pursuant to Rule 13a-14(a) (Chief Executive Officer)

31.2	Certification pursuant to Rule 13a-14(a) (Chief Financial Officer)

32.1	Certification pursuant to 18 U.S.C. Section 1350 (Chief Executive Officer)

32.2	Certification pursuant to 18 U.S.C. Section 1350 (Chief Financial Officer)

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(a) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized in the City of Atlanta, State of Georgia, on the 3rd day of May 2005.

INDUSTRIAL DISTRIBUTION GROUP, INC.
(Registrant)

Date: May 5, 2005	By:	/s/ Jack P. Healey

Jack P. Healey Senior Vice President and Chief
Financial Officer (Duly Authorized Officer and
Principal Accounting and Financial Officer)