Form 10-Q
period 2005-06-30
INDUSTRIAL DISTRIBUTION GROUP INC
filed 2005-08-05
CIK 1042351

FORM 10-Q
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2005
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
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at July 15, 2005

Common Stock, $.01 par value	9,524,423

INDUSTRIAL DISTRIBUTION GROUP, INC.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
INDUSTRIAL DISTRIBUTION GROUP, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	JUNE 30,	DECEMBER 31,
	2005	2004
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,058	$3,164
Accounts receivable, net	67,188	64,582
Inventory, net	56,797	56,835
Deferred tax assets	4,508	4,363
Prepaid and other current assets	6,778	6,144

Total current assets	136,329	135,088
PROPERTY AND EQUIPMENT, NET	4,876	7,277
INTANGIBLE ASSETS, NET	222	243
DEFERRED TAX ASSETS	2,297	2,463
OTHER ASSETS	1,004	991

Total assets	$144,728	$146,062

LIABILITIES & STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$200	$196
Accounts payable	46,448	47,960
Accrued compensation	2,169	4,095
Other accrued liabilities	7,635	5,615

Total current liabilities	56,452	57,866
LONG-TERM DEBT, NET OF CURRENT PORTION	19,196	22,085
OTHER LONG-TERM LIABILITIES	1,278	1,328

Total liabilities	76,926	81,279

COMMITMENTS AND CONTINGENCIES (NOTE 8)
STOCKHOLDERS’ EQUITY:
Preferred stock, $0.10 par value per share; 10,000,000 shares authorized, no shares issued or outstanding in 2005 and 2004	0	0
Common stock, par value $0.01 per share, 50,000,000 shares authorized; 9,418,504 shares issued and outstanding in 2005; 9,343,850 shares issued and outstanding in 2004	94	93
Additional paid-in capital	101,113	100,700
Unearned compensation	(591)	(405)
Accumulated deficit	(32,814)	(35,605)

Total stockholders’ equity	67,802	64,783

Total liabilities and stockholders’ equity	$144,728	$146,062

The accompanying notes are an integral part of these consolidated financial statements.

INDUSTRIAL DISTRIBUTION GROUP, INC.
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except share data)
(Unaudited)

	THREE MONTHS ENDED
	JUNE 30,
	2005	2004
		(As restated –
		see Note 1)
NET SALES	$135,618	$133,926
COST OF SALES	105,823	104,908

Gross profit	29,795	29,018
SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES	26,791	26,315

Operating income	3,004	2,703
INTEREST EXPENSE	483	418
INTEREST INCOME	(58)	(3)
OTHER EXPENSE (INCOME), net	0	23

EARNINGS BEFORE INCOME TAXES	2,579	2,265
PROVISION FOR INCOME TAXES	1,013	869

NET EARNINGS	$1,566	$1,396

BASIC EARNINGS PER COMMON SHARE	$0.17	$0.15

DILUTED EARNINGS PER COMMON SHARE	$0.16	$0.14

WEIGHTED AVERAGE SHARES:
Basic	9,408,720	9,309,919

Diluted	9,772,034	9,685,463

The accompanying notes are an integral part of these consolidated financial statements.

INDUSTRIAL DISTRIBUTION GROUP, INC.
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except share data)
(Unaudited)

	SIX MONTHS ENDED
	JUNE 30,
	2005	2004
		(As restated –
		see Note 1)
NET SALES	$273,566	$260,067
COST OF SALES	214,820	203,147

Gross profit	58,746	56,920
SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES	53,344	52,208

Operating income	5,402	4,712
INTEREST EXPENSE	966	822
INTEREST INCOME	(116)	(18)
OTHER EXPENSE (INCOME), net	1	(1)

EARNINGS BEFORE INCOME TAXES	4,551	3,909
PROVISION FOR INCOME TAXES	1,760	1,500

NET EARNINGS	$2,791	$2,409

BASIC EARNINGS PER COMMON SHARE	$0.30	$0.26

DILUTED EARNINGS PER COMMON SHARE	$0.29	$0.25

WEIGHTED AVERAGE SHARES:
Basic	9,419,810	9,285,016

Diluted	9,782,912	9,631,110

The accompanying notes are an integral part of these consolidated financial statements.

INDUSTRIAL DISTRIBUTION GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	SIX MONTHS ENDED
	JUNE 30,
	2005	2004
		(As restated –
		see Note 1)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$2,791	$2,409
Adjustments to reconcile net earnings to net cash used in by operating activities:
Depreciation and amortization	639	514
Gain on sale of assets	(408)	(39)
Amortization of unearned compensation	149	36
Deferred taxes	21	(106)
Income tax benefit of stock options exercised	100	134
Changes in operating assets and liabilities:
Accounts receivable, net	(2,606)	(13,770)
Inventories, net	38	295
Prepaid and other assets	(522)	(764)
Accounts payable	(1,512)	7,773
Accrued compensation	(1,926)	253
Other accrued liabilities	1,970	(600)

Total adjustments	(4,057)	(6,274)

Net cash used in operating activities	(1,266)	(3,865)

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property and equipment, net	(55)	(299)
Proceeds from the sale of property and equipment	2,246	101

Net cash provided by (used in) investing activities	2,191	(198)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock, net of issuance costs	97	427
Repurchase of common stock	(118)	0
Repayments on revolving credit facility	(63,825)	(56,285)
Borrowings on revolving credit facility	61,000	60,060
Payments for deferred loan costs	(125)	0
Short-term debt borrowings	4	5
Long-term debt repayments	(64)	(53)

Net cash (used in) provided by financing activities	(3,031)	4,154

NET CHANGE IN CASH AND CASH EQUIVALENTS	(2,106)	91
CASH AND CASH EQUIVALENTS, beginning of period	3,164	337

CASH AND CASH EQUIVALENTS, end of period	$1,058	$428

Supplemental Disclosures:
Interest paid	$536	$594

Income taxes paid	$1,069	$3,159

The accompanying notes are an integral part of these consolidated financial statements.

INDUSTRIAL DISTRIBUTION GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — JUNE 30, 2005 (Unaudited)
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
In connection with preparing its financial statements for fiscal year 2004, the Company restated certain of its previous financial results to correct an error related to the recording of certain accounts payable in prior periods. The correction increased the Company’s accounts payable and cost of sales previously reported by $0.2 million and $0.5 million for the three and six months ended June 30, 2004, respectively. The Company also made correcting adjustments to its depreciation expense in order for prior periods to be consistent with the Company’s property and equipment accounting policies, which resulted in a reduction of depreciation expense and an increase of net property and equipment previously reported by less than $0.1 million for both the three and six months ended June 30, 2004, respectively. These corrections in the aggregate reduced the Company’s previously reported net income by $0.1 million, or $0.01 per diluted share for the three months ended June 30, 2004 and by $0.3 million, or $0.02 per diluted share for the six months ended June 30, 2004.
2. FUTURE ADOPTION OF NEW ACCOUNTING STANDARDS
In June 2005, the Financial Accounting Standards Board’s Emerging Issues Task Force (“EITF”) issued EITF 05-06, “Determining the Amortization Period for Leasehold Improvements Purchased after Lease Inception or Acquired in a Business Combination,” which addresses the amortization period for leasehold improvements in operating leases that are either (a) purchased subsequent to the inception of the lease or (b) acquired in a business combination. This Issue has been considered by the Company and will have no material impact on the financial statements.
The Company adopted the fair-value-based method of accounting for share-based payments effective January 1, 2003 using the prospective method described in Statement of Financial Accounting Standards (“SFAS”) No. 148 , “Accounting for Stock-Based Compensation-Transition and Disclosure.” Currently, the Company uses the Black-Scholes-Merton formula to estimate the value of stock options granted to employees and expects to continue to use this acceptable option valuation model upon the required adoption of the revision of SFAS No. 123 “Accounting for Stock-Based Compensation.” The effective date of SFAS No. 123R is January 1, 2006, for calendar year companies. Because SFAS No. 123R must be applied not only to new awards but to previously granted awards that are not fully vested on the effective date, and because the Company adopted SFAS No. 123 “Accounting for Stock-Based Compensation” using the prospective transition method (which applied only to awards granted, modified or settled after the adoption date), compensation cost for some previously granted awards that were not recognized under SFAS No. 123 may be recognized under SFAS No. 123R. However, had the Company adopted SFAS No. 123R in prior periods, the impact of that standard would have approximated the impact of SFAS No. 123 as described in the disclosure of pro forma net earnings per common share in Note 6 to the Company’s consolidated financial statements. SFAS No. 123R also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. While the Company cannot estimate what those amounts will be in the future (because they depend on, among other things, when employees exercise stock options), the amount of operating cash flows recognized for such excess tax deductions were $0.1 million for the six months ended 2005 and 2004.
3. SALE OF PROPERTY
During the first quarter, the Company sold a property, located in Greensboro, NC, in a continued effort to consolidate warehouse facilities, improve logistic efficiencies and reduce assets. The Greensboro property sold for $2.2 million, net of closing costs. The gain associated with this sale was $0.4 million and is classified as a component of selling, general, and administrative expenses. There are no relocation or severance costs associated with this sale of property. This sale is part of the Company’s facility rationalization plan announced in 2002.
4. CREDIT FACILITY
In December 2000, the Company entered into a $100.0 million revolving credit facility with a five financial institution syndicate. On May 28, 2003, the Company amended this agreement to extend it to May 28, 2006. The agreement contains a first security interest in the assets of the Company. The agreement provides that the facility may be used for operations and acquisitions, and provides $5.0 million for swinglines and $10.0 million for letters of credit. Amounts outstanding under the credit facility bear interest at either the lead bank’s corporate rate or LIBOR, as selected by the Company from time to time, plus applicable margins. At June 30, 2005 and December 31, 2004, the daily interest rates were 5.4% and 4.7%, respectively. There is an annual commitment fee on the unused portion of the facility equal to between 25 and 37.5 basis points of the average daily unused portion of the aggregate commitment depending on the indebtedness to adjusted EBITDA ratio, as defined.
On May 4, 2005, the Company signed a letter of intent with its existing syndicate to amend its Credit Facility; the agreement was signed on July 18, 2005 and will provide funding through July 18, 2010. Accordingly, obligations on this facility are classified as long-term on the accompanying consolidated balance sheet as of June 30, 2005. The amended agreement provides a $75.0 million credit facility with an accordion option enabling the Company to expand the facility to $110.0 million. The annual commitment fee on the unused portion of the amended facility is 25 basis points of the average daily unused portion of the greater of $75.0 million or the total commitment. Amounts outstanding under the amended credit facility bear interest at either the lead bank’s corporate rate or LIBOR, as selected by the Company from time to time, plus applicable margins. The balance of deferred loan costs associated with the existing credit facility at July 18, 2005 was $0.2 million and will be capitalized and amortized over the term of the agreement in addition to other incremental direct costs associated with obtaining the amended credit facility.
The amounts outstanding under the facility at June 30, 2005 and December 31, 2004 were $18.9 million and $21.7 million, respectively, which have been classified as long-term liabilities in the consolidated balance sheets. Additionally, the Company had outstanding letters of credit of $2.1 million under the facility at June 30, 2005 and December 31, 2004. The current revolving credit facility contains various covenants pertaining to the maintenance of certain financial ratios. These covenants include requirements for fixed charge coverage, net worth, and capital expenditures, among other restrictions. The covenants also prohibit the payment of cash dividends. The Company was in compliance with these covenants as of June 30, 2005 and December 31, 2004. The amended credit facility does not require financial covenants to be met unless monthly average excess availability under the facility falls below $15.0 million. In such case, the amended credit facility contains a requirement for fixed charge coverage.
5. CAPITAL STOCK
During the respective three month periods ended June 30, 2005 and 2004, the Company issued 16,434 and 17,834 shares of its common stock through its employee stock purchase plan and issued 36,486 and 61,823 shares of its common stock pursuant to the exercise of options. For the six month periods ended June 30, 2004 and 2005, the Company issued 27,151 and 39,731 shares of its common stock through its employee stock purchase plan and issued 41,803 and 68,769 shares of its common stock pursuant to the exercise of options.

Options are included in the computation of diluted earnings per share (“EPS”) where the options’ exercise price is less than the average market price of the common shares during the period. The number of options outstanding during the three months ended June 30, 2005 and 2004 had a dilutive effect of 363,314 and 375,544 shares, respectively, to the weighted average common shares outstanding. The number of options outstanding during the six months ended June 30, 2005 and 2004 had a dilutive effect of 363,102 and 346,094 shares, respectively, to the weighted average common shares outstanding. During the three months ended June 30, 2005 and 2004, options where the exercise price exceeded the average market price of the common shares totaled 57,095 and 58,275, respectively. During the six months ended June 30, 2005 and 2004, options where the exercise price exceeded the average market price of the common shares totaled 57,095 and 69,425, respectively.
The Company’s board of directors approved, on February 23, 2005, a program for the Company to repurchase up to $5.0 million of its outstanding common shares over the next 24 months. During the three months ended June 30, 2005, the Company repurchased 41,000 shares for an average price per share of $8.28. During the six months ended June 30, 2005 the Company repurchased 54,300 shares for an average price per share of $8.43.
6. STOCK BASED COMPENSATION
The Company has several stock-based compensation plans, which are described in Note 8 — Capital Stock in the Notes to Consolidated Financial Statements of the Company’s Annual Report on Form 10-K for the fiscal year 2004. Effective January 1, 2003, the Company adopted the fair value recognition provisions of SFAS No. 123 using the prospective method of adoption under SFAS No. 148, which recognition provisions have been applied to all employee awards granted, modified, or settled after January 1, 2003.
The expense related to stock-based compensation included in the determination of net earnings for 2005 and 2004 are less than would have been recognized if the fair value method had been applied to all awards granted after the original effective date of SFAS No. 123. If the Company had elected to adopt the fair value recognition provisions of SFAS No. 123 as of its original effective date, pro forma net earnings and diluted net earnings per share would be as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
		(As restated –		(As restated –
		see Note 1)		see Note 1)
Net earnings as reported	$1,566	$1,396	$2,791	$2,409
Add: Total stock-based compensation expense included in the determination of net earnings as reported, net of tax	105	42	192	89
Deduct: Total stock-based compensation expense determined under fair-value based method for all awards, net of tax	129	101	262	215

Pro forma net earnings	$1,542	$1,337	$2,721	$2,283

Basic earnings per common share:
As reported	$0.17	$0.15	$0.30	$0.26
Pro forma	$0.16	$0.14	$0.29	$0.25
Diluted earnings per common share:
As reported	$0.16	$0.14	$0.29	$0.25
Pro forma	$0.16	$0.14	$0.28	$0.24
7. DEFERRED TAXES
The Company’s net deferred tax assets totaled approximately $6.8 million at June 30, 2005 and December 31, 2004, and are subject to periodic recoverability assessments. The realization of the Company’s deferred tax assets is principally dependent upon the Company being able to generate sufficient future taxable income in certain tax jurisdictions. Factors used to assess the likelihood of realization are the Company’s forecast of future taxable income (which is based upon estimates and assumptions) and available tax planning strategies that could be implemented to realize the net deferred tax assets. On the basis of the Company’s operating results and projections for future taxable income, management believes it is more likely than not that future operations will generate sufficient taxable income to realize the deferred tax assets. The valuation allowance for net deferred tax assets was $0.6 million as of June 30, 2005 and December 31, 2004. The valuation allowance for deferred tax assets at June 30, 2005 is primarily for state net operating loss carryforwards for which the Company believes sufficient taxable income will not be realized prior to expiration.
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
This discussion may contain certain forward-looking statements concerning our operations, performance, and financial condition, including, in particular, the likelihood of our success in developing and expanding our business. These statements are based upon a number of assumptions and estimates that are inherently subject to significant uncertainties and contingencies, many of which are beyond our control. Actual results may differ materially from those expressed or implied by such forward-looking statements. Factors that could cause actual results to differ, include but are not limited to our ability to compete successfully in the highly competitive and diverse MROP markets, the impact of dedicating significant resources to our Flexible Procurement Solutions™ (“FPS”) program, the availability of key personnel for employment by us, our reliance on the expertise of our senior management, our reliance on regional information systems, the operations levels of our customers, our ability to source products and to pass vendor price increases to our customers, our exposure to foreign currency fluctuations, different business cultures and international laws and regulations, our compliance with requirements of Sarbanes-Oxley Act of 2002 relating to internal controls over financial reporting, and other factors discussed in more detail under Item 1—Business of our Annual Report on Form 10-K for fiscal year 2004.
In connection with the preparation of its financial statements for fiscal year 2004, the Company restated certain of its previous financial results to correct an error related to the recording of certain accounts payable in prior periods. The correction increased the Company’s accounts payable and cost of sales previously reported by $0.2 million and $0.5 million for the three and six months ended June 30, 2004, respectively. The Company also made correcting adjustments to its depreciation expense in order for prior periods to be consistent with the Company’s property and equipment accounting policies, which resulted in a reduction of depreciation expense and an increase of net property and equipment previously reported by less than $0.1 million for both the three and six months ended June 30, 2004. These corrections in the aggregate reduced the Company’s previously reported net income by $0.1 million, or $0.01 per diluted share for the three months ended June 30, 2004 and by $0.3 million, or $0.02 per diluted share for the six months ended June 30, 2004.
Our discussions below in this Item 2 are based upon the more detailed discussions about our business, operations and financial condition included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2004, under Item 7. Our discussions here focus on our results during or as of the three-month and six-month periods ended June 30, 2005, and the comparable period of 2004 for comparison purposes, and, to the extent applicable, any material changes from the information discussed in that Form 10-K or other important intervening developments or information since that time. These discussions should be read in conjunction with that Form 10-K for more detailed and background information.

RESULTS OF OPERATIONS
THREE MONTHS ENDED JUNE 30, 2005 AND 2004
     The following table sets forth a summary of our operating data and shows such data as a percentage of net sales for the periods indicated (dollars in thousands):

	THREE MONTHS ENDED JUNE 30,
	2005		2004
			(As restated - see Note 1)
Net Sales	$135,618	100.0%	$133,926	100.0%
Cost of Sales	105,823	78.0	104,908	78.3

Gross Profit	29,795	22.0	29,018	21.7
Selling, General, and Administrative Expenses	26,791	19.8	26,315	19.7

Operating Income	3,004	2.2	2,703	2.0
Interest Expense	483	0.3	418	0.3
Interest Income	(58)	0.0	(3)	0.0
Other Expense (Income), net	0	0.0	23	0.0

Earnings Before Taxes	2,579	1.9	2,265	1.7
Provision for Income Taxes	1,013	0.8	869	0.7

Net Earnings	$1,566	1.1%	$1,396	1.0%

Net sales
Net sales increased $1.7 million or 1.3% to $135.6 million for the three months ended June 30, 2005 from $133.9 million for the three months ended June 30, 2004. For the three months ended June 30, 2005, total FPS revenue grew $1.8 million or 2.5% to $75.8 million as compared to $74.0 million in the prior period. This increase was generated through the addition of new customers and expansion of market share at existing customers. We had 339 total FPS sites which represent a net increase of 11 sites since June 30, 2004. Despite a net increase, there was a loss of 17 storeroom management sites related to four customers, which was partially offset by seven new sites. The decrease in sites was primarily due to four customers, three of which were located in the Northeast which has experienced a $2.4 million decline in revenue over the previous year. General MROP sales decreased $0.1 million or 0.2% to $59.8 million for the three months ended June 30, 2005, from $59.9 million in 2004 primarily as a result of two drivers, (i) our automobile customers showed slower production in the quarter and (ii) company-wide efforts to implement more efficient and effective pricing practices resulted in a loss of sales volume.
Cost of Sales
Cost of sales increased $0.9 million or 0.9% to $105.8 million for the three months ended June 30, 2005, from $104.9 million for the three months ended June 30, 2004. However, as a percentage of sales, cost of sales decreased to 78.0% for the three months ended June 30, 2005, from 78.3% in 2004. The gross margin improvement of 0.3% was due to our company-wide efforts to improve margins through better pricing practices, in response to price increases from our vendors. In addition, rebate income increased $0.2 million for the three months ended June 30, 2005 due to continued efforts to consolidate purchases with our strategic growth suppliers. Partially offsetting the improvement was an increase in inventory reserve expense of $0.2 million for the three months ended June 30, 2005 as compared to the prior year quarter.
Selling, General, and Administrative Expenses
Selling, general, and administrative expenses increased $0.5 million or 1.8% to $26.8 million for the three months ended June 30, 2005, from $26.3 million for the three months ended June 30, 2004. As a percentage of sales, total selling, general, and administrative expenses increased to 19.8% in 2005 from 19.7% in 2004. The slight increase was primarily the result of increased salaries and benefits expense of $0.4 million as a result of higher healthcare costs in addition to increased travel expense of $0.1 million, and professional fees increased by $0.3 million related to management of our compliance efforts for Section 404 of the Sarbanes-Oxley Act. Partially offsetting these increases was an improvement in bad debt expense of $0.4 million during the quarter due to improved collections.
Operating Income
Operating income increased $0.3 million or 11.1% to $3.0 million for the three months ended June 30, 2005, from $2.7 million for the three months ended June 30, 2004, primarily as a result of improved gross margin as mentioned above, which was only partially offset by an increase in selling, general and administrative expenses.
Interest Expense
As compared to a year ago, we reduced our average debt outstanding under our Credit Facility by $9.9 million or 28.5% to $24.8 million for the three months ended June 30, 2005. Interest expense increased $0.1 million or 15.6% to $0.5 million for the three months ended June 30, 2005 from $0.4 million in 2004. The increase in interest expense was due to the increase in the average quarterly interest rate to 5.5% as of June 30, 2005, which was an increase of two percentage points over the prior year quarter.
Provision for Income Taxes
The provision for income taxes increased by $0.1 million, resulting in a provision of $1.0 million for the three months ended June 30, 2005, compared to $0.9 million for the three months ended June 30, 2004. Our effective tax rate increased to 39.3% in the second quarter of 2005 from 38.4% in second quarter of 2004 primarily due to an increase in non-deductible items as a percentage of pre-tax income.
SIX MONTHS ENDED JUNE 30, 2005 AND 2004
The following table sets forth a summary of our operating data and shows such data as a percentage of net sales for the periods indicated (dollars in thousands):

	SIX MONTHS ENDED JUNE 30,
	2005		2004
			(As restated - see Note 1)
Net Sales	$273,566	100.0%	$260,067	100.0%
Cost of Sales	214,820	78.5	203,147	78.1

Gross Profit	58,746	21.5	56,920	21.9
Selling, General, and Administrative Expenses	53,344	19.5	52,208	20.1

Operating Income	5,402	2.0	4,712	1.8
Interest Expense	966	0.4	822	0.3
Interest Income	(116)	0.0	(18)	0.0
Other Expense (Income), net	1	0.0	(1)	0.0

Earnings Before Taxes	4,551	1.6	3,909	1.5
Provision for Income Taxes	1,760	0.6	1,500	0.6

Net Earnings	$2,791	1.0%	$2,409	0.9%

Net Sales
For the six months ended June 30, 2005, net sales increased by $13.5 million or 5.2% from $260.1 million for the six months ended June 30, 2004 to $273.6 million. Total FPS revenues grew $9.0 million or 6.4% from $141.7 million for the six months ended June 30, 2004 to $150.7 million in the current year. The increase in FPS revenues was due to the net increase of 11 new FPS sites since June 30, 2004, in addition to increased production and increased market share at existing sites. At June 30, 2005, we had 339 total FPS sites as compared to 328 total FPS sites at June 30, 2004. There was also an increase in revenue at our General MROP customers of $4.5 million or 3.8% to $122.9 million from $118.4 million in the prior period. The improvement in General MROP was primarily a result of increased volume and market share at existing accounts which was partially offset by declines in the automotive industry during the second quarter.
Cost of Sales

Cost of sales for the six months ended June 30, 2005 increased $11.7 million or 5.7% to $214.8 million from $203.1 million for the six months ended June 30, 2004. Cost of sales, as a percentage of net sales, reflected an increase from 78.1% for the six months ended June 30, 2004 to 78.5% for 2005. The increase was primarily a result of a contraction in our gross margin on General MROP sales due to supplier price increases, competition and product mix earlier in the year. However, this impact was partially offset in the second quarter as better pricing practices became effective. Adding to the decline in gross margin was a $0.5 million increase in the inventory reserve expense for the six months ended June 30, 2005 as compared to the previous year. This increase was largely attributable to there being no additional expense required in 2004.
Selling, General, and Administrative Expenses
Selling, general, and administrative expenses for the six months ended June 30, 2005 increased $1.1 million or 2.2% to $53.3 million as compared to $52.2 million for the six months ended June 30, 2004. As a percentage of net sales, selling, general, and administrative expenses improved to 19.5% for the six months ended June 30, 2005 from 20.1% for the same period in the prior year. The dollar increase in expense was primarily due to the higher sales volume and variable costs relating to these sales, such as salary, benefits, incentives and commissions of $1.1 million and increased travel expense of $0.4 million, and as a result of Section 404 of the Sarbanes Oxley Act compliance efforts, our professional fees increased $0.4 million. These increases were partially offset by the realization of a gain on the sale of property of $0.4 million and an improvement of $0.5 million in bad debt expense for the six months ended June 30, 2005 as a result of improved collections.
Operating Income
Operating income increased $0.7 million or 14.6% to $5.4 million of income for the six months ended June 30, 2005 from $4.7 million for the six months ended June 30, 2004. Operating margin increased by 0.2% due to the savings in selling, general and administrative expenses for the year.
Interest Expense
As compared to a year ago we reduced our average debt outstanding under our credit facility by $6.6 million or 19.9% to $26.7 million for the six months ended June 30, 2005. Interest expense increased $0.1 million or 17.5% to $0.9 million for the six months ended June 30, 2005 from $0.8 million in 2004 due to the increase in the year to date average interest rate to 5.2% as of June 30, 2005, which was an increase of 1.6% over the prior year six month average.
Provision for Income Taxes
As a result of more profitable operations, the provision for income taxes increased by $0.3 million to $1.8 million for the six months ended June 30, 2005 from $1.5 million for the six months ended June 30, 2004. Our effective tax rate increased to 38.7% in 2005 from 38.4% in 2004 due to an increase in non-deductible items as a percentage of pre-tax income.
LIQUIDITY AND CAPITAL RESOURCES
Capital Availability and Requirements
At June 30, 2005, our total working capital was $79.9 million, which included $1.1 million in cash and cash equivalents. We had an aggregate of $73.6 million of borrowing capacity under our Credit Facility. Based upon our current asset base (which is used as our collateral) and outstanding borrowings under the Credit Facility, we had borrowing availability under the Credit Facility of $52.6 million.
On May 4, 2005, we signed a letter of intent with our existing financial syndicate to amend our Credit Facility; the agreement was signed on July 18, 2005 and will provide funding through July 18, 2010. Accordingly, obligations on this facility are classified as long-term on the accompanying balance sheet as of June 30, 2005. The amended agreement provides a $75.0 million credit facility with an accordion option enabling us to expand the facility to

$110.0 million. The annual commitment fee on the unused portion of the amended facility is 25 basis points of the average daily unused portion of the greater of $75.0 million or the total commitment. Amounts outstanding under the amended credit facility bear interest at either the lead bank’s corporate rate or LIBOR, as selected by the Company from time to time, plus applicable margins. The balance of deferred loan costs associated with the existing credit facility at July 18, 2005 was $0.2 million and will be capitalized and amortized over the term of the agreement in addition to other incremental and direct costs associated with obtaining the amended credit facility.
The amounts outstanding under the facility at June 30, 2005 and December 31, 2004 were $18.9 million and $21.7 million, respectively, which have been classified as long-term liabilities in the consolidated balance sheets. Additionally, we had outstanding letters of credit of $2.1 million under the facility at June 30, 2005 and December 31, 2004.
The principal financial covenants under our current Credit Facility require a fixed charge coverage ratio of 1.1:1.0 and capital expenditures of no more than $6.5 million in any twelve-month period. Our fixed charge coverage ratio was 2.4:1.0 at June 30, 2005, and our capital expenditures were $0.8 million for the twelve-month period ended June 30, 2005. Our covenants require a minimum tangible net worth of $49.4 million; at June 30, 2005, our tangible net worth was $67.5 million. We were in compliance with these covenants as of June 30, 2005 and December 31, 2004. The amended credit facility does not require financial covenants to be met unless monthly average excess availability under the line falls below $15.0 million. In such case, the amended credit facility contains a requirement for fixed charge coverage of 1.0:1.1.
Analysis of Cash Flows
Net cash used in operating activities was $1.3 million and $3.9 million for the six months ended June 30, 2005 and 2004, respectively. When compared to 2004, the improvement is primarily due to accounts receivable which has declined as a result of improved collections, partially offset by accounts payable activity.
Net cash provided by (used in) investing activities for the six months ended June 30, 2005 and 2004 was $2.2 million and ($0.2 million), respectively. The increase in cash provided by investing activities is attributable to the sale of property which resulted in proceeds from property, plant and equipment of $2.2 million. Cash used for capital expenditures was ($0.1 million) for the six months ended June 30, 2005 and ($0.3 million) for the six months ended June 30, 2004.
Net cash (used in) provided by financing activities was ($3.0 million) and $4.2 million for the six months ended June 30, 2005 and 2004, respectively. For the six months ended June 30, 2005, cash was used primarily by net repayments on our Credit Facility of $2.8 million and cash provided for the six months ended June 30, 2004 was primarily due to net borrowings on our Credit Facility of $3.8 million.
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
Allowance for Doubtful Accounts — Methodology

We have established an allowance for doubtful accounts based on our collection experience and an assessment of the collectability of specific accounts. We evaluate the collectability of accounts receivable based on a combination of factors. Initially, we estimate an allowance for doubtful accounts as a percentage of accounts receivable based on historical collections experience. This initial estimate is periodically adjusted when we become aware of a specific customer’s inability to meet its financial obligations (e.g., bankruptcy filing) or as a result of changes in the overall aging of accounts receivable. We do not believe our estimate of the allowance for doubtful accounts is likely to be adversely affected by any individual customer or group of customers, since our customers are geographically and functionally dispersed, and none are individually significant. The table below depicts our allowance for doubtful accounts, bad debt expense incurred or recovered and write offs or recoveries during the first and second quarters of 2005 and 2004. The decline in the allowance as a percentage of gross accounts receivable is due to the fact that we wrote off $2.5 million of fully reserved accounts in the fourth quarter of 2004.

Allowance for Doubtful Accounts	2005	2004
(dollars in thousands)
Balance at January 1	$2,055	$3,719
Add: Charges to costs and expenses, net.	(109)	52
Deduct: Write offs, net of recoveries	15	226

Balance at March 31	$1,931	$3,545
Add: Charges to costs and expenses, net.	(177)	221
Deduct: Write offs, net of recoveries	(12)	198

Balance at June 30	$1,766	$3,568
Percentage of Gross Receivables	2.6%	4.8%
Inventories — Slow Moving and Obsolescence
In connection with certain contracts, we maintain certain special inventories for specific customers’ needs. In certain contracts, the customers are required to purchase the special inventory at the point in time in which the inventory reaches a certain age. However, for other customer relationships and inventories, we are not protected by our customer from the risk of inventory obsolescence. In such cases, we rely on available return privileges with vendors, if any. Therefore, in determining the net realizable value of inventories, we identify slow moving or obsolete inventories that (1) are not protected by our customer agreements from risk of loss, and (2) are not eligible for return under various vendor return programs. Based upon these factors, we estimate the net realizable value of inventories and record any necessary adjustments as a charge to cost of sales. If our inventory return privileges were discontinued in the future, or if customers were unable to honor the provisions of certain contracts that protect us from inventory losses, our risk of loss associated with obsolete or slow moving inventories would increase. The table below depicts our reserve for slow moving and obsolete inventory, incurred or recovered, and write offs or recoveries during the first and second quarters of 2005 and 2004.

Inventory Reserve	2005	2004
(dollars in thousands)
Balance at January 1	$5,168	$5,597
Add: Charges to costs and expenses, net.	300	(6)
Deduct: Write offs, net of recoveries	1	55

Balance at March 31	$5,467	$5,536
Add: Charges to costs and expenses, net.	90	(109)
Deduct: Write offs, net of recoveries	454	95

Balance at June 30	$5,103	$5,332
Percentage of Gross Inventory	8.2%	8.7%
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
Self Insurance and Related Reserves
We are self-insured for certain losses relating to group health, worker’s compensation, and casualty losses, subject to an aggregate stop loss limit of $1.3 million. We utilize third party administrators to process and administer all related claims. We accrue an estimate for incurred but not reported claims and related expenses based upon historical experience. The accrual for incurred but not reported claims relating to group health, worker’s compensation, and casualty losses totaled approximately $1.5 million at both June 30, 2005 and December 31, 2004. The accuracy of our accrual for incurred but not reported claims is entirely dependent on future events that are subject to change. Because we are self-insured, an increase in the volume (frequency) or amount (severity) of claims in the future may cause us to record additional expense that was not estimable at June 30, 2005. We are not aware of any increasing frequency or severity of individual claims.
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

No change occurred in the Company’s internal controls concerning financial reporting during the second fiscal quarter ended June 30, 2005 that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.
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

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(a) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized in the City of Atlanta, State of Georgia, on the 5th day of August 2005.

INDUSTRIAL DISTRIBUTION GROUP, INC. (Registrant)
Date: August 5, 2005	By:	/s/ Jack P. Healey
Jack P. Healey Senior Vice President and Chief
Financial Officer (Duly Authorized Officer and Principal Accounting and Financial Officer)