Form 10-Q
period 2005-09-30
INDUSTRIAL DISTRIBUTION GROUP INC
filed 2005-11-14
CIK 1042351

FORM 10-Q
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2005
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______TO_______
COMMISSION FILE NUMBER 001-13195
INDUSTRIAL DISTRIBUTION GROUP, INC.
(Exact name of registrant as specified in its charter)

Delaware	58-2299339

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
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
Yes ☑ No ☐
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at October 17, 2005

Common Stock, $.01 par value	9,493,835

INDUSTRIAL DISTRIBUTION GROUP, INC.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
INDUSTRIAL DISTRIBUTION GROUP, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	SEPTEMBER 30,	DECEMBER 31,
	2005	2004
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,055	$3,164
Accounts receivable, net	69,067	64,582
Inventory, net	55,457	56,835
Deferred tax assets	3,692	4,363
Prepaid and other current assets	6,197	6,144

Total current assets	135,468	135,088
PROPERTY AND EQUIPMENT, NET	4,704	7,277
INTANGIBLE ASSETS, NET	211	243
DEFERRED TAX ASSETS	2,297	2,463
OTHER ASSETS	1,257	991

Total assets	$143,937	$146,062

LIABILITIES & STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$202	$196
Accounts payable	48,028	47,960
Accrued compensation	2,709	4,095
Other accrued liabilities	8,198	5,615

Total current liabilities	59,137	57,866
LONG-TERM DEBT, NET OF CURRENT PORTION	14,809	22,085
OTHER LONG-TERM LIABILITIES	1,137	1,328

Total liabilities	75,083	81,279

COMMITMENTS AND CONTINGENCIES (NOTE 9) STOCKHOLDERS’ EQUITY:
Preferred stock, $0.10 par value per share; 10,000,000 shares authorized, no shares issued or outstanding in 2005 and 2004	0	0
Common stock, par value $0.01 per share, 50,000,000 shares authorized; 9,397,773 shares issued and outstanding in 2005; 9,343,850 shares issued and outstanding in 2004	95	93
Additional paid-in capital	100,421	100,295
Accumulated deficit	(31,662)	(35,605)

Total stockholders’ equity	68,854	64,783

Total liabilities and stockholders’ equity	$143,937	$146,062

The accompanying notes are an integral part of these consolidated financial statements.

INDUSTRIAL DISTRIBUTION GROUP, INC.
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except share data)
(Unaudited)

	THREE MONTHS ENDED
	SEPTEMBER 30,
	2005	2004
		(As restated -
		see Note 1)
NET SALES	$135,212	$134,539
COST OF SALES	105,502	105,740

Gross profit	29,710	28,799
SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES	27,310	26,123

Operating income	2,400	2,676
INTEREST EXPENSE	435	397
INTEREST INCOME	(68)	(3)
OTHER (INCOME)EXPENSE, net	(39)	2

EARNINGS BEFORE INCOME TAXES	2,072	2,280
PROVISION (BENEFIT) FOR INCOME TAXES	920	(1,195)

NET EARNINGS	$1,152	$3,475

BASIC EARNINGS PER COMMON SHARE	$0.12	$0.37

DILUTED EARNINGS PER COMMON SHARE	$0.12	$0.36

WEIGHTED AVERAGE SHARES:
Basic	9,430,533	9,377,554

Diluted	9,824,378	9,757,191

The accompanying notes are an integral part of these consolidated financial statements.

INDUSTRIAL DISTRIBUTION GROUP, INC.
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except share data)
(Unaudited)

	NINE MONTHS ENDED
	SEPTEMBER 30,
	2005	2004
		(As restated -
		see Note 1)
NET SALES	$408,778	$394,606
COST OF SALES	320,322	308,887

Gross profit	88,456	85,719
SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES	80,654	78,331

Operating income	7,802	7,388
INTEREST EXPENSE	1,401	1,219
INTEREST INCOME	(184)	(21)
OTHER (INCOME) EXPENSE, net	(38)	1

EARNINGS BEFORE INCOME TAXES	6,623	6,189
PROVISION FOR INCOME TAXES	2,680	305

NET EARNINGS	$3,943	$5,884

BASIC EARNINGS PER COMMON SHARE	$0.42	$0.63

DILUTED EARNINGS PER COMMON SHARE	$0.40	$0.61

WEIGHTED AVERAGE SHARES:
Basic	9,390,417	9,315,862

Diluted	9,770,515	9,673,137

The accompanying notes are an integral part of these consolidated financial statements.

INDUSTRIAL DISTRIBUTION GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	NINE MONTHS ENDED
	SEPTEMBER 30,
	2005	2004
		(As restated -
		See Note 1)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$3,943	$5,884
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Depreciation and amortization	941	782
Gain on sale of assets	(561)	(38)
Amortization of unearned compensation	246	87
Deferred taxes	837	(2,202)
Income tax benefit of stock options exercised	145	167
Changes in operating assets and liabilities:
Accounts receivable, net	(5,358)	(12,536)
Inventories, net	789	(195)
Prepaid and other assets	322	170
Accounts payable	994	6,163
Accrued compensation	(1,360)	992
Other accrued liabilities	2,316	(814)

Total adjustments	(689)	(7,424)

Net cash provided by (used in) operating activities	3,254	(1,540)

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property and equipment	(243)	(576)
Proceeds from the sale of property and equipment	2,270	103
Proceeds from the sale of assets	789	5

Net cash provided by (used in) investing activities	2,816	(468)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock, net of issuance costs	634	576
Repurchase of common stock	(897)	0
Repayments on revolving credit facility	(126,163)	(86,735)
Borrowings on revolving credit facility	118,988	88,535
Deferred loan cost payments	(646)	0
Short-term debt borrowings	6	8
Long-term debt repayments	(101)	(82)

Net cash (used in) provided by financing activities	(8,179)	2,302

NET CHANGE IN CASH AND CASH EQUIVALENTS	(2,109)	294
CASH AND CASH EQUIVALENTS, beginning of period	3,164	337

CASH AND CASH EQUIVALENTS, end of period	$1,055	$631

Supplemental Disclosures:
Interest paid	$643	$919

Income taxes paid	$1,270	$3,624

The accompanying notes are an integral part of these consolidated financial statements.

INDUSTRIAL DISTRIBUTION GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — SEPTEMBER 30, 2005 (Unaudited)
Industrial Distribution Group, Inc. (“IDG” or the “Company”), a Delaware corporation, was formed on February 12, 1997 to create a nationwide supplier of cost-effective, Flexible Procurement Solutions™ (“FPS”) for manufacturers and other users of maintenance, repair, operating, and production (“MROP”) products. The Company conducts business in all 50 states and two foreign countries, providing expertise in the procurement, management, and application of MROP products to a wide range of industries.
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
In connection with preparing its financial statements for fiscal year 2004, the Company restated certain of its previous financial results to correct an error related to the recording of certain accounts payable in prior periods. The correction increased the Company’s accounts payable and cost of sales previously reported by $0.2 million and $0.7 million for the three and nine months ended September 30, 2004, respectively. The Company also made correcting adjustments to its depreciation expense in order for prior periods to be consistent with the Company’s property and equipment accounting policies, which resulted in a reduction of depreciation expense and an increase of net property and equipment previously reported by less than $0.1 million and $0.1 million for the three and nine months ended September 30, 2004, respectively. These corrections in the aggregate reduced the Company’s previously reported net income by $0.1 million, or $0.01 per diluted share for the three months ended September 30, 2004 and by $0.4 million, or $0.04 per diluted share for the nine months ended September 30, 2004.
2. FUTURE ADOPTION OF NEW ACCOUNTING STANDARDS
In June 2005, the Financial Accounting Standards Board’s Emerging Issues Task Force (“EITF”) issued EITF 05-06, “Determining the Amortization Period for Leasehold Improvements Purchased after Lease Inception or Acquired in a Business Combination,” which addresses the amortization period for leasehold improvements in operating leases that are either (a) purchased subsequent to the inception of the lease or (b) acquired in a business combination. The Company has considered EITF 05-06 and does not believe that it will have a material impact on the Company’s consolidated financial statements.
The Company adopted the fair-value-based method of accounting for share-based payments effective January 1, 2003 using the prospective method described in Statement of Financial Accounting Standards (“SFAS”) No. 148 , “Accounting for Stock-Based Compensation-Transition and Disclosure.” Currently, the Company uses the Black-Scholes-Merton formula to estimate the value of stock options granted to employees and expects to continue to use this acceptable option valuation model upon the required adoption of the revision of SFAS No. 123 “Accounting for Stock-Based Compensation.” The effective date of SFAS No. 123R is January 1, 2006, for calendar year companies. Because SFAS No. 123R must be applied not only to new awards but to previously granted awards that are not fully vested on the effective date, and because the Company adopted SFAS No. 123 “Accounting for Stock-Based Compensation” using the prospective transition method (which applied only to awards granted, modified or settled after the adoption date), compensation cost for some previously granted awards that were not recognized under SFAS No. 123 may be recognized under SFAS No. 123R. However, had the Company adopted SFAS No. 123R in prior periods, the impact of that standard would have approximated the impact of SFAS No. 123 as described in the disclosure of pro forma net earnings per common share in Note 7 to the Company’s consolidated financial statements. SFAS No. 123R also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. While the Company cannot estimate what those amounts will be in the future (because they depend on, among other things, when employees exercise stock options), the amount of operating cash flows recognized for such excess tax deductions was $0.1 million for the nine months ended September 30, 2005 and $0.2 million for the same period 2004.
3. SALE OF PROPERTY
During the first quarter, the Company sold a property, located in Greensboro, NC, in a continued effort to consolidate warehouse facilities, improve logistic efficiencies and reduce assets. The Greensboro property sold for $2.2 million, net of closing costs. The gain associated with this sale was $0.4 million and is classified as a component of selling, general, and administrative expenses. There were no relocation or severance costs associated with this sale of property. This sale is part of the Company’s facility rationalization plan initiated in 2002.
4. DIVESTITURES
During the third quarter, the Company sold the net assets of one of its operating subsidiaries. Assets and liabilities with a net book value of approximately $0.7 million were sold for total consideration of $0.7 million cash and a $0.1 million receivable resulting in a gain of $0.1 million.
5. CREDIT FACILITY
In December 2000, the Company entered into a $100.0 million revolving credit facility with a five financial institution syndicate. On July 18, 2005, the Company amended this agreement with the existing syndicate. The agreement provides a $75.0 million credit facility with an accordion option enabling the Company to expand the facility to $110.0 million and extends through July 18, 2010. The agreement contains a first security interest in the assets of the Company. The annual commitment fee on the unused portion of the amended facility is 25 basis points of the average daily unused portion of the greater of $75.0 million or the $110.0 million if the accordion option is used. Amounts outstanding under the amended credit facility bear interest at either the lead bank’s corporate rate or LIBOR, as selected by the Company from time to time, plus applicable margins. This rate was 5.6% and 4.7% at September 30, 2005 and December 31, 2004, respectively. In conjunction with the amendment, $0.5 million of costs were incurred and capitalized. These costs were combined with a $0.2 million balance of deferred loan costs associated with the previously existing credit facility and will be amortized over the term of the amended agreement.
The amounts outstanding under the facility at September 30, 2005 and December 31, 2004 were $14.5 million and $21.7 million, respectively, which have been classified as long-term liabilities in the consolidated balance sheets. Additionally, the Company had outstanding letters of credit of $2.1 million under the facility at September 30, 2005 and December 31, 2004. The amended credit facility contains a requirement for fixed charge coverage to be met if monthly average excess availability under the facility falls below $15.0 million. At December 31, 2004, the revolving credit facility contained various covenants pertaining to the maintenance of certain financial ratios. These covenants included requirements for fixed charge coverage, net worth, and capital expenditures, among other restrictions. The covenants also prohibited the payment of cash dividends. The Company was in compliance with these covenants as of September 30, 2005 and December 31, 2004.
6. CAPITAL STOCK
During the respective three month periods ended September 30, 2005 and 2004, the Company issued 13,365 and 9,441 shares, respectively, of its common stock through its employee stock purchase plan and issued 13,004 and 15,080 shares, respectively, of its common stock pursuant to the exercise of options. For the nine month periods ended September 30, 2004 and 2005, the Company issued 40,516 and 49,172 shares, respectively, of its common stock through its employee stock purchase plan and issued 54,807 and 83,849 shares, respectively, of its common stock pursuant to the exercise of options.
Options are included in the computation of diluted earnings per share (“EPS”) where the options’ exercise price is less than the average market price of the common shares during the period. The number of options outstanding during the three months ended September 30, 2005 and 2004 had a dilutive effect of 393,845 and 379,637 shares, respectively, to the weighted average common shares outstanding. The number of options outstanding during the nine months ended September 30, 2005 and 2004 had a dilutive effect of 380,098 and 346,385 shares, respectively, to the weighted average common shares outstanding. During the three and nine months ended September 30, 2005 and 2004, options where the exercise price exceeded the average market price of the common shares totaled 57,095 and 58,275, respectively.
The Company’s board of directors approved, on February 23, 2005, a program for the Company to repurchase up to $5.0 million of its outstanding common shares over a 24-month period from the adoption of the program. During the three months ended September 30, 2005, the Company repurchased 47,100 shares for an average price per share of $9.36. During the nine months ended September 30, 2005 the Company repurchased 101,400 shares for an average price per share of $8.86.
7. STOCK BASED COMPENSATION
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
The expense related to stock-based compensation included in the determination of net earnings for 2005 and 2004 is less than would have been recognized if the fair value method had been applied to all awards granted after the original effective date of SFAS No. 123. If the Company had elected to adopt the fair value recognition provisions of SFAS No. 123 as of its original effective date, pro forma net earnings and diluted net earnings per share would be as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
		(As restated -		(As restated -
		see Note 1)		see Note 1)
Net earnings as reported	$1,152	$3,475	$3,943	$5,884
Add: Total stock-based compensation expense included in the determination of net earnings as reported, net of tax	92	68	292	164
Deduct: Total stock-based compensation expense determined under fair-value based method for all awards, net of tax	96	118	368	343

Pro forma net earnings	$1,148	$3,425	$3,867	$5,705

Basic earnings per common share:
As reported	$0.12	$0.37	$0.42	$0.63
Pro forma	$0.12	$0.37	$0.41	$0.61
Diluted earnings per common share:
As reported	$0.12	$0.36	$0.40	$0.61
Pro forma	$0.12	$0.35	$0.40	$0.59
8. DEFERRED TAXES
The Company’s net deferred tax assets totaled approximately $6.1 million at September 30, 2005 and $6.8 million at December 31, 2004, and are subject to periodic recoverability assessments. The realization of the Company’s deferred tax assets is principally dependent upon the Company being able to generate sufficient future taxable income in certain tax jurisdictions. Factors used to assess the likelihood of realization are the Company’s forecast of future taxable income (which is based upon estimates and assumptions) and available tax planning strategies that could be implemented to realize the net deferred tax assets.
In the third quarter of 2005, $0.1 million of tax expense related to our estimates of deferred tax assets was recorded. On the basis of the Company’s operating results and projections for future taxable income, management believes it is more likely than not that future operations will generate sufficient taxable income to realize the deferred tax assets. The valuation allowance for net deferred tax assets was $0.6 million as of September 30, 2005 and December 31, 2004. The valuation allowance for deferred tax assets at September 30, 2005 is primarily for state net operating loss carryforwards for which the Company believes sufficient taxable income will not be realized prior to expiration.
9. COMMITMENTS AND CONTINGENCIES
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
This discussion may contain certain forward-looking statements concerning our operations, performance, and financial condition, including, in particular, the likelihood of our success in developing and expanding our business. These statements are based upon a number of assumptions and estimates that are inherently subject to significant uncertainties and contingencies, many of which are beyond our control. Actual results may differ materially from those expressed or implied by such forward-looking statements. Factors that could cause actual results to differ, include but are not limited to our ability to compete successfully in the highly competitive and diverse MROP markets, the impact of dedicating significant resources to our Flexible Procurement Solutions™ (“FPS”) program, the availability of key personnel for employment by us, our reliance on the expertise of our senior management, our reliance on regional information systems, the operations levels of our customers, our ability to source products and to pass vendor price increases to our customers, our exposure to foreign currency fluctuations, different business cultures and international laws and regulations, our compliance with requirements of Sarbanes-Oxley Act of 2002 relating to internal controls over financial reporting, and other factors discussed in more detail under Item 1-Business of our Annual Report on Form 10-K for fiscal year 2004.
In connection with the preparation of its financial statements for fiscal year 2004, the Company restated certain of its previous financial results to correct an error related to the recording of certain accounts payable in prior periods. The correction increased the Company’s accounts payable and cost of sales previously reported by $0.2 million and $0.7 million for the three and nine months ended September 30, 2004, respectively. The Company also made correcting adjustments to its depreciation expense in order for prior periods to be consistent with the Company’s property and equipment accounting policies, which resulted in a reduction of depreciation expense and an increase of net property and equipment previously reported by less than $0.1 million and $0.1 million for the three and nine months ended September 30, 2004, respectively. These corrections in the aggregate reduced the Company’s previously reported net income by $0.1 million, or $0.01 per diluted share for the three months ended September 30, 2004 and by $0.4 million, or $0.04 per diluted share for the nine months ended September 30, 2004.
Our discussions below in this Item 2 are based upon the more detailed discussions about our business, operations and financial condition included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2004, under Item 7. Our discussions here focus on our results during or as of the three-month and nine-month periods ended September 30, 2005, and the comparable periods of 2004 for comparison purposes, and, to the extent applicable, any material changes from the information discussed in that Form 10-K or other important intervening developments or information since that time. These discussions should be read in conjunction with that Form 10-K for more detailed and background information.

RESULTS OF OPERATIONS
THREE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004
The following table sets forth a summary of our operating data and shows such data as a percentage of net sales for the periods indicated (dollars in thousands):

	THREE MONTHS ENDED SEPTEMBER 30,
	2005		2004
			(As restated - see Note 1)
Net Sales	$135,212	100.0%	$134,539	100.0%
Cost of Sales	105,502	78.0	105,740	78.6

Gross Profit	29,710	22.0	28,799	21.4
Selling, General, and Administrative Expenses	27,310	20.2	26,123	19.4

Operating Income	2,400	1.8	2,676	2.0
Interest Expense	435	0.3	397	0.3
Interest Income	(68)	0.0	(3)	0.0
Other (Income) Expense, net	(39)	0.0	2	0.0

Earnings Before Taxes	2,072	1.5	2,280	1.7
Provision for Income Taxes	920	0.7	(1,195)	(0.9)

Net Earnings	$1,152	0.8%	$3,475	2.6%

Net sales
Net sales increased $0.7 million or 0.5% to $135.2 million for the three months ended September 30, 2005 from $134.5 million for the three months ended September 30, 2004. During the quarter we divested of our Cardinal Machinery business unit, which contributed revenue of $1.7 million and $2.3 million for the three months ended September 30, 2005 and 2004, respectively. For the quarter, total FPS revenue grew $3.3 million or 4.5% to $76.3 million as compared to $73.0 million in the prior period. At September 30, 2005 we had 335 FPS sites as compared to 332 in the prior year quarter which represents a net increase of three new sites.
Sales growth was primarily the result of new sites implemented since September 30, 2004 in addition to increased market share at existing customers. The impact of the increase in sites implemented was partially offset by the loss of sites due to pricing issues and plant consolidations. General MROP revenue decreased $2.6 million or 4.2% to $58.9 million for the three months ended September 30, 2005, from $61.5 million in 2004. The decline was primarily a result of lower production levels at our customers in the automotive industry. While our larger automotive manufacturers were the root cause of the decline, we also service a number of second tier automotive customers which support such manufacturers. In addition, we were impacted by a strike at a large aerospace manufacturer and the customers that supply them during the month of September 2005 resulting in a $0.5 million decrement to total revenue. The remainder of the decline was due to the disposition of our Cardinal Machinery business unit which represented $0.7 million of the decrement.
Cost of Sales
Cost of sales decreased $0.2 million or 0.2% to $105.5 million for the three months ended September 30, 2005, from $105.7 million for the three months ended September 30, 2004. As a percentage of sales, cost of sales decreased to 78.0% for the three months ended September 30, 2005, from 78.6% in 2004. That gross margin improvement was due to our company-wide efforts to improve margin through better pricing practices, by more effectively passing to our customers price increases from our vendors and by maintaining profitability standards on FPS contracts (particularly as they come up for renewal). In addition, the prior year quarter gross margin marked the 2004 annual low due to vendor price increases that we did not effectively pass to our customers.
Selling, General, and Administrative Expenses
Selling, general, and administrative expenses increased $1.2 million or 4.5% to $27.3 million for the three months ended September 30, 2005, from $26.1 million for the three months ended September 30, 2004. As a percentage of sales, total selling, general, and administrative expenses increased to 20.2% in 2005 from 19.4% in 2004. Our

Cardinal Machinery business unit, which we disposed of during the quarter, had selling, general and administrative expense of $0.7 million and $0.6 million for the three months ended September 30, 2005 and 2004, respectively. The overall increase in selling, general and administrative expenses is primarily attributed to the increased salaries and benefits expense of $0.6 million primarily as a result of higher healthcare costs. Accounting fees also increased by $0.4 million as a result of managing our compliance efforts for Section 404 of the Sarbanes-Oxley Act. In addition, during the prior year we recorded a $0.4 million favorable impact of the settlement of a lawsuit in the prior year quarter, which had the effect of reducing selling, general and administrative expenses for that prior quarter. Partially offsetting these increases was a savings in bad debt expense of $0.2 million due to improved collections and a $0.1 million gain on the sale of Cardinal.
Operating Income
Operating income decreased $0.3 million or 10.3% to $2.4 million for the three months ended September 30, 2005, from $2.7 million for the three months ended September 30, 2004, primarily as a result of the increase in selling, general and administrative expenses discussed above which was partially offset by an increase in gross profit dollars.
Interest Expense
As compared to the prior year quarter, we reduced our quarterly average debt outstanding under our Credit Facility by $10.7 million or 34.2% to $20.7 million for the three months ended September 30, 2005. Interest expense was flat as compared to the prior year due to the 1.5 percentage point increase in the average quarterly interest rate to 5.4% from 3.9%. That overall increase reflects a 2.0% increase by the federal reserve, which was partially offset by the improved borrowing rates under our recent amendment to the Credit Facility.
Provision (Benefit) for Income Taxes
The provision (benefit) for income taxes increased by $2.1 million, to a provision of $0.9 million for the three months ended September 30, 2005, compared to a tax benefit of ($1.2 million) for the three months ended September 30, 2004. The change primarily reflects a $2.0 million reduction in our valuation allowance for our deferred tax asset associated with the future deductible goodwill amortization in the prior year quarter. The remaining increase in our effective tax rate is primarily due to lower third quarter earnings as compared to earlier projections upon which our estimated tax rate for the year was projected.
NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004
The following table sets forth a summary of our operating data and shows such data as a percentage of net sales for the periods indicated (dollars in thousands):

	NINE MONTHS ENDED SEPTEMBER 30,
	2005		2004
			(As restated - see Note 1)
Net Sales	$408,778	100.0%	$394,606	100.0%
Cost of Sales	320,322	78.4	308,887	78.3

Gross Profit	88,456	21.6	85,719	21.7
Selling, General, and Administrative Expenses	80,654	19.7	78,331	19.8

Operating Income	7,802	1.9	7,388	1.9
Interest Expense	1,401	0.3	1,219	0.3
Interest Income	(184)	0.0	(21)	0.0
Other (Income) Expense, net	(38)	0.0	1	0.0

Earnings Before Taxes	6,623	1.6	6,189	1.6
Provision for Income Taxes	2,680	0.7	305	0.1

Net Earnings	$3,943	0.9%	$5,884	1.5%

Net Sales
For the nine months ended September 30, 2005, net sales increased by $14.2 million or 3.6% to $408.8 million from $394.6 million for the nine months ended September 30, 2004. During the third quarter we divested of our Cardinal Machinery business unit, which contributed revenue of $6.3 million and $6.2 million for the nine months ended September 30, 2005 and 2004, respectively. Total FPS revenue grew $12.3 million or 5.7% to $227.0 million in the current year from $214.7 million for the nine months ended September 30, 2004. The increase in FPS revenue was due to the net increase of three new FPS sites since September 30, 2004, in addition to increased production and increased market share at existing sites. At September 30, 2005, we had 335 total FPS sites as compared to 332 total FPS sites at September 30, 2004. The impact of the increase in sites implemented was partially offset by the loss of sites due to pricing issues and plant consolidations. There was also an increase in revenue from our General MROP customers of $1.9 million or 1.1% to $181.8 million from $179.9 million in the prior period due to increased volume and market share over the prior year. The impact of these increases was partially offset by declines in revenue from our customers in the manufactured housing and automotive sectors, as discussed above with respect to the three-month period operating results.
Cost of Sales
Cost of sales for the nine months ended September 30, 2005 increased $11.4 million or 3.7% to $320.3 million from $308.9 million for the nine months ended September 30, 2004. Cost of sales, as a percentage of net sales, reflected a slight increase from 78.3% for the nine months ended September 30, 2004 to 78.4% for 2005. The slight decline in gross margin was primarily the result of cost increases on products not resulting in increased selling prices on a timely basis earlier in the year.
Selling, General, and Administrative Expenses
Selling, general, and administrative expenses for the nine months ended September 30, 2005 increased $2.3 million or 3.0% to $80.7 million as compared to $78.3 million for the nine months ended September 30, 2004. As a percentage of net sales, selling, general, and administrative expenses improved 0.1% to 19.7% for the nine months ended September 30, 2005 from 19.8% for the same period in the prior year. Our Cardinal Machinery business unit, which we disposed of during the third quarter of 2005, had selling, general and administrative expense of $2.0 million and $1.8 million for the nine months ended September 30, 2005 and 2004, respectively. The overall dollar increase in expense was primarily due to the higher sales volume and variable costs relating to these sales, such as salary, benefits, incentives and commissions of $1.7 million and travel and entertainment expense rose $0.4 million. Accounting fees increased $0.8 million as a result of costs of our compliance efforts for Section 404 of the Sarbanes-Oxley Act. In addition, during 2004 a gain was recorded for the settlement of a lawsuit for $0.4 million, which had the effect of reducing selling, general and administrative expenses for that prior quarter. These increases were partially offset by the improvement of $0.7 million in bad debt expense for the nine months ended September 30, 2005 as a result of improved collections. In addition, the current year included a gain of $0.4 million for the sale of property and $0.1 million related to the sale of Cardinal Machinery.
Operating Income
Operating income increased $0.4 million or 5.6% to $7.8 million of income for the nine months ended September 30, 2005 from $7.4 million for the nine months ended September 30, 2004. Operating margin remained stable due to the savings in selling, general and administrative expenses for the year being offset by increased product cost.
Interest Expense
As compared to the nine months ended September 30, 2004, we reduced our average debt outstanding under our credit facility by $8.0 million or 24.5% to $24.7 million for the nine months ended September 30, 2005. Interest expense increased $0.2 million or 14.9% to $1.4 million for the nine months ended September 30, 2005 from $1.2 million in 2004 due to the increase in the year to date average interest rate to 5.3% as of September 30, 2005 or an increase of 1.5 percentage points over the prior year nine month average due to 2.0% increase by the federal reserve, partially offset by the improved lending agreement rates.

Provision for Income Taxes
The provision for income taxes increased by $2.4 million to $2.7 million for the nine months ended September 30, 2005 from $0.3 million for the nine months ended September 30, 2004. The lower 2004 rate was primarily due to a 2004 $2.0 million reduction of our valuation allowance for our deferred tax asset associated with the future benefits of non-deductible goodwill amortization. The remaining increase in our effective tax rate was primarily due to lower third quarter earnings and fourth quarter projections as compared to earlier projections upon which our estimated tax rate for the year was based.
LIQUIDITY AND CAPITAL RESOURCES
Capital Availability and Requirements
At September 30, 2005, our total working capital was $76.3 million, which included $1.1 million in cash and cash equivalents. We had an aggregate of $75.0 million of borrowing capacity under our Credit Facility. Based upon our current asset base (which serves as our collateral under the Credit Facility) and outstanding borrowings under the Credit Facility, we had borrowing availability under the Credit Facility of $58.4 million.
Financial covenants under our Credit Facility are required if the monthly average excess availability under the line falls below $15.0 million. In such case, the credit facility contains a requirement for fixed charge coverage of 1.0:1.1. Our monthly average excess availability was $55.3 million as of September 30, 2005.
Analysis of Cash Flows
Net cash provided by (used in) operating activities was $3.3 million and ($1.5 million) for the nine months ended September 30, 2005 and 2004, respectively. As compared to the prior year, there was $7.2 million of cash used in accounts receivable due to a reduction in the rate of sales growth. Partially offsetting the improvement was $5.2 million of cash provided by accounts payable primarily as a result of a stabilization in purchase volumes. In addition, $2.4 million of cash was used in accrued compensation due to a reduction in the accrual for incentives in the current year.
Net cash provided by (used in) investing activities for the nine months ended September 30, 2005 and 2004 was $2.8 million and ($0.5 million), respectively. Cash was provided by investing activities due to the sale of property in the current year which resulted in proceeds of $2.2 million as compared to the prior year. In addition, $0.8 million of cash was provided by the divestiture of our Cardinal Machinery business unit. Partially offsetting these was the use of $0.2 million of cash to purchase property and equipment during the year.
Net cash (used in) provided by financing activities was ($8.2 million) and $2.3 million for the nine months ended September 30, 2005 and 2004, respectively. For the nine months ended September 30, 2005, cash was used primarily by repayments on our Credit Facility of $126.2 million and cash provided for the nine months ended September 30, 2004 was primarily due to borrowings on our Credit Facility of $88.5 million. In addition, deferred loan costs used $0.6 million of cash for expense in connection with the amendment of the Credit Facility.
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
Allowance for Doubtful Accounts — Methodology
We have established an allowance for doubtful accounts based on our collection experience and an assessment of the collectability of specific accounts. We evaluate the collectability of accounts receivable based on a combination of factors. Initially, we estimate an allowance for doubtful accounts as a percentage of accounts receivable based on historical collections experience. This initial estimate is periodically adjusted when we become aware of a specific customer’s inability to meet its financial obligations (e.g., bankruptcy filing) or as a result of changes in the overall aging of accounts receivable. We do not believe our estimate of the allowance for doubtful accounts is likely to be adversely affected by any individual customer or group of customers, since our customers are geographically and functionally dispersed, and none are individually significant. The table below depicts our allowance for doubtful accounts, bad debt expense incurred or recovered and write offs or recoveries during each of the three quarters of 2005 and 2004. The decline in the allowance as a percentage of gross accounts receivable is due to the fact that we wrote off $2.5 million of fully reserved accounts in the fourth quarter of 2004.

Allowance for Doubtful Accounts	2005	2004
(dollars in thousands)
Balance at January 1	$2,055	$3,719
Add: Charges (recoveries) to expense, net.	(109)	52
Deduct: Write offs	15	226

Balance at March 31	$1,931	$3,545
Add: Charges (recoveries) to expense, net.	(127)	221
Deduct: Write offs	38	198

Balance at June 30	$1,766	$3,568
Add: Charges (recoveries) to expense, net.	165	332
Deduct: Write offs	324	66

Balance at September 30	$1,607	$3,834
Percentage of Gross Receivables	2.3%	5.2%
Inventories — Slow Moving and Obsolescence
In connection with certain contracts, we maintain certain special inventories for specific customers’ needs. In certain contracts, the customers are required to purchase the special inventory at the point in time in which the inventory reaches a certain age. However, for other customer relationships and inventories, we are not protected by our customer from the risk of inventory obsolescence. In such cases, we rely on available return privileges with vendors, if any. Therefore, in determining the net realizable value of inventories, we identify slow moving or obsolete inventories that (1) are not protected by our customer agreements from risk of loss, and (2) are not eligible for return under various vendor return programs. Based upon these factors, we estimate the net realizable value of inventories and record any necessary adjustments as a charge to cost of sales. If our inventory return privileges were discontinued in the future, or if customers were unable to honor the provisions of certain contracts that protect us from inventory losses, our risk of loss associated with obsolete or slow moving inventories would increase. The table below depicts our reserve for slow moving and obsolete inventory, incurred or recovered, and write offs or recoveries during each of the three quarters of 2005 and 2004.

Inventory Reserve	2005	2004
(dollars in thousands)
Balance at January 1	$5,168	$5,597
Add: Charges (recoveries) to expense, net.	300	(6)
Deduct: Write offs	1	55

Balance at March 31	$5,467	$5,536
Add: Charges (recoveries) to expense, net.	90	(109)
Deduct: Write offs	454	95

Balance at June 30	$5,103	$5,332
Add: Charges to expense	411	317
Deduct: Write offs	346	23

Balance at September 30	$5,168	$5,626
Percentage of Gross Inventory	8.5%	9.1%
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
Deferred Income Tax Assets
We have net deferred tax assets, which are subject to periodic recoverability assessments. The factors used to assess the likelihood of realization of these net deferred tax assets are the reversal of taxable temporary differences, our forecast of future taxable income, which is based upon estimates and assumptions, and available tax planning strategies that could be implemented to realize the net deferred tax assets. On the basis of our operating results and projections for future taxable income, we believe it is more likely than not that our future operations will generate sufficient taxable income to realize our net deferred tax assets. If these estimates and related assumptions change in the future, we may be required to record an additional valuation allowance against our deferred tax assets resulting in additional income tax expense in our consolidated statements of income. We evaluate the realizability and appropriateness of our deferred tax assets and liabilities quarterly and assess the need for any valuation allowance against deferred tax assets. In the third quarter of 2005, we recorded $0.1 million of tax expense related to our estimates of deferred tax assets. In the future, if it becomes more likely than not that we will be able to utilize certain deferred tax benefits that are presently reserved with a valuation allowance, we may adjust the valuation allowance resulting in a reduction in income tax expense. In addition, if we experience a decline in earnings in the future, we may have to increase the valuation allowance.
Self Insurance and Related Reserves
We are self-insured for certain losses relating to group health, worker’s compensation, and casualty losses, subject to an aggregate stop loss limit of $1.3 million. We utilize third party administrators to process and administer all related claims. We accrue an estimate for incurred but not reported claims and related expenses based upon historical experience. The accrual for incurred but not reported claims relating to group health, worker’s compensation, and casualty losses totaled approximately $1.7 million at September 30, 2005 and $1.5 million at December 31, 2004. The accuracy of our accrual for incurred but not reported claims is entirely dependent on future events that are subject to change. Because we are self-insured, an increase in the volume (frequency) or amount (severity) of claims in the future may cause us to record additional expense that was not estimable at September 30, 2005. We are not aware of any increasing frequency or severity of individual claims.
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
No change occurred in the Company’s internal controls concerning financial reporting during the third fiscal quarter ended September 30, 2005 that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(c)      Issuer Purchases of Equity Securities

				(d) Maximum Number
			(c ) Total Number	(or Approximate
			of Common Shares	Dollar Value) of
	(a) Total Number of		Purchased as Part	Shares that May Yet
	Common Shares	(b) Average Price	of Publicly	Be Purchased Under
Period	Purchased	Paid per Share	Announced Program	the Program
02/23/05 – 02/28/05	0	$0.00	0	$5,000,000
03/01/05 – 03/31/05	13,300	$8.88	13,300	$4,881,863
04/01/05 – 04/30/05	0	$0.00	0	$4,881,863
05/01/05 – 05/31/05	41,000	$8.28	41,000	$4,542,443
06/01/05 – 06/30/05	0	$0.00	0	$4,542,443
07/01/05 – 07/31/05	0	$0.00	0	$4,542,443
08/01/05 – 08/31/05	1,000	$9.29	1,000	$4,533,153
09/01/05 – 09/30/05	46,100	$9.36	46,100	$4,101,588
TOTAL	101,400 common shares	$8.86	101,400 common shares	$4,101,588

On February 23, 2005, the Company’s Board of Directors approved a repurchase program pursuant to which the Company is authorized to repurchase up to $5.0 million of its outstanding common shares (“2005 Public Share Repurchase Program”) over a period of 24 months from the inception of the 2005 Public Share Repurchase Program.

ITEM 6. EXHIBITS
Exhibits filed as part of this Form 10-Q:

31.1	Certification pursuant to Rule 13a-14(a) (Chief Executive Officer)
31.2	Certification pursuant to Rule 13a-14(a) (Chief Financial Officer)
32.1	Certification pursuant to 18 U.S.C. Section 1350 (Chief Executive Officer)
32.2	Certification pursuant to 18 U.S.C. Section 1350 (Chief Financial Officer)

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(a) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized in the City of Atlanta, State of Georgia, on the 8th day of November 2005.

INDUSTRIAL DISTRIBUTION GROUP, INC. (Registrant)
Date: November 8, 2005	/s/ Jack P. Healey
Jack P. Healey Senior Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Accounting and Financial Officer)