Form 10-K/A
period 2004-12-31
INDUSTRIAL DISTRIBUTION GROUP INC
filed 2006-03-03
CIK 1042351

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment
No. 1

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

Explanatory Note

     This Amendment No. 1 on Form 10-K/A (“Amendment No. 1”) to the Annual Report on Form 10-K of Industrial Distribution, Inc. ( the “Company”) for the fiscal year ended December 31, 2004 (the “2004 Form 10-K”) is being filed solely for the purpose of correcting inadvertent clerical errors contained in the certifications of the Company’s principal executive officer and principal financial officer pursuant to Sections 302 and 906 of the Sarbanes-Oxley Act of 2002 (Exhibits 31.1, 31.2, 32.1, and 32.2). Although this Amendment No. 1 does not change any other information in the 2004 Form 10-K as originally filed on March 11, 2005, this Amendment No. 1 nonetheless contains the text of the 2004 Form 10-K in its entirety solely to comply with the specific request therefor by the staff of the Securities and Exchange Commission.

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

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(a) of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to the report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Atlanta, State of Georgia, on the 3rd day of March 2006.

INDUSTRIAL DISTRIBUTION GROUP, INC.

By:	/s/ Charles A. Lingenfelter

Charles A. Lingenfelter President and Chief Executive Officer

Signature	Position

/s/ Charles A. Lingenfelter	President, Chief Executive Officer, and Director (Principal Executive Officer)

Charles A. Lingenfelter

/s/ Jack P. Healey	Executive Vice President, Chief Financial Officer, and Secretary (Principal Financial and Accounting Officer)

Jack P. Healey

/s/ *

Richard M. Seigel	Chairman of the Board

/s/ *

David K. Barth	Director

/s/ *

William J. Burkland	Director

/s/ *

William R. Fenoglio	Director

/s/ *

William T. Parr	Director

/s/ *

George L. Sachs, Jr.	Director

/s/ *

Andrew B. Shearer	Director

* By: /s/ Jack P. Healey, as attorney-in-fact.

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