Form 10-Q/A
period 2005-03-31
INDUSTRIAL DISTRIBUTION GROUP INC
filed 2006-03-03
CIK 1042351

FORM 10-Q/A
Amendment No. 1

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

INDUSTRIAL DISTRIBUTION GROUP, INC.

Explanatory Note

     This Amendment No. 1 on Form 10-Q/A (“Amendment No. 1”) to the Quarterly Report on Form 10-Q of Industrial Distribution, Inc. ( the “Company”) for the fiscal quarter ended March 31, 2005 (the “Form 10-Q”) is being filed solely for the purposes of correcting inadvertent clerical errors contained in the certifications of the Company’s principal executive officer and principal financial officer pursuant to Sections 302 and 906 of the Sarbanes-Oxley Act of 2002 (Exhibits 31.1, 31.2, 32.1, and 32.2). Although this Amendment No. 1 does not change any other information in the Form 10-Q as originally filed on May 3, 2005, this Amendment No. 1 nonetheless contains the text of the Form 10-Q in its entirety solely to comply with the specific request therefor by the staff of the Securities and Exchange Commission.

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

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(a) of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to the report to be signed on its behalf by the undersigned thereunto duly authorized in the City of Atlanta, State of Georgia, on the 3rd day of March 2006.

INDUSTRIAL DISTRIBUTION GROUP, INC.
(Registrant)

Date: March 3, 2006	By:	/s/ Jack P. Healey

Jack P. Healey Executive Vice President and Chief
Financial Officer (Duly Authorized Officer and
Principal Accounting and Financial Officer)