Form 10-Q/A
period 2005-06-30
INDUSTRIAL DISTRIBUTION GROUP INC
filed 2006-03-03
CIK 1042351

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

INDUSTRIAL DISTRIBUTION GROUP, INC.

Explanatory Note
     This Amendment No. 1 on Form 10-Q/A (“Amendment No. 1”) to the Quarterly Report on Form 10-Q of Industrial Distribution, Inc. (the “Company”) for the fiscal quarter ended June 30, 2005 (the “Form 10-Q”) is being filed solely for the purpose of (i) correcting the cover page of the Form 10-Q to indicate that the Company was not an “accelerated filer” as defined in Rule 12b-2 of the Securities Exchange Act of 1934, as amended, at the time the Form 10-Q was filed and (ii) correcting inadvertent clerical errors contained in the certifications of the Company’s principal executive officer and principal financial officer pursuant to Sections 302 and 906 of the Sarbanes-Oxley Act of 2002 (Exhibits 31.1, 31.2, 32.1, and 32.2). Although this Amendment No. 1 does not change any other information in the Form 10-Q as originally filed on August 5, 2005, this Amendment No. 1 nonetheless contains the text of the Form 10-Q in its entirety solely to comply with the specific request therefor by the staff of the Securities and Exchange Commission.
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