Form 10-K
period 2005-12-31
INDUSTRIAL DISTRIBUTION GROUP INC
filed 2006-03-03
CIK 1042351

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2005
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
(Address of principal executive offices) (Zip Code)
Registrant’s Telephone Number, Including Area Code: (404) 949-2100
Securities Registered Pursuant to Section 12(b) of The Act:

Title of Each Class	Name of Each Exchange on Which Registered
None	None
Securities Registered Pursuant to Section 12(g) of the Act:
Common Stock, par value $0.01 per share
(Title of Class)
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes☐ No ☑
  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
  Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large Accelerated Filer ☐                         Accelerated Filer ☑                             Non-accelerated Filer ☐
   Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
The aggregate market value of the voting stock held by non-affiliates (which for purposes hereof are all holders other than executive officers and directors) of the Registrant as of June 30, 2005 was $76,212,388 (based on 8,064,803 shares held by non-affiliates at $9.45 per share, the last sales price on the NASDAQ on June 30, 2005).
   The number of shares outstanding of the registrant’s common stock as of February 15, 2006 was 9,386,881.
DOCUMENTS INCORPORATED BY REFERENCE
     Portions of the Registrant’s definitive Proxy Statement for the 2006 Annual Meeting of Stockholders to be held April 28, 2006 are incorporated by reference, to the extent indicated under Items 10, 11, 12, 13, and 14, into Part III of this Form 10-K.

PART I
Item 1. Business.
Background and General
     Industrial Distribution Group, Inc. (“IDG”) was formed in 1997 through the combination of several, previously independent industrial distribution companies. We are a nationwide supplier of maintenance, repair, operating, and production (“MROP”) products and services to manufacturers and other industrial users, and through our Flexible Procurement Solutions™ (“FPS”) program, we provide an array of value-added business process outsourcing services and other arrangements. Our FPS services include storeroom management (commonly referred to as integrated supply) and other offerings that emphasize and utilize our specialized expertise in product applications and production process improvements. In providing FPS services and direct sales of MROP products (which we refer to as General MROP sales), we distribute a full line of MROP products, specializing in cutting tools, abrasives, hand and power tools, maintenance equipment, coolants, lubricants, adhesives, and safety products. In addition, we can supply at a competitive price virtually any other MROP product that a customer may require.
     Our FPS customers, which account for 56% of our business, range from mid-market (i.e., between $50,000 and $500,000 in potential annual revenues) to large market (i.e., greater than $500,000 in potential annual revenues) accounts. We believe that, as we widen our FPS services and product selection, we will continue to position IDG to proactively address the increasing demands of customers for ways to reduce their overall MROP costs and enhance their operating efficiencies. In many of our FPS arrangements, we seek to answer these demands by guaranteeing a minimum annual reduction in our customer’s total MROP procurement costs through our Documented Cost Savings Program. We are able to guarantee such cost reductions by leveraging our expertise and our ability to analyze a customer’s acquisition, possession, and application processes for MROP products to design and implement a customized program that improves and streamlines those processes. The specific programs we design may include improving the customer’s production and procurement processes, standardizing the products they use, reducing the number of suppliers from which they purchase products, or developing storeroom management arrangements that outsource to us some or all of their MROP procurement and management functions. Our General MROP customers tend to be less than $500,000 in potential annual revenue and purchase our products through a variety of methods, including direct sales, e-commerce and call centers staffed by trained inside sales personnel. These customers buy our products for their availability and price and for our specialized product application expertise in addition to our relationships with some of the strongest suppliers in the industry.
     Our operations are organized into four regional divisions headed by Regional Presidents who report directly to our Chief Executive Officer. While each Regional President is responsible for the operations of our FPS locations in the particular region, we also have a Vice President of Flexible Procurement Solutions who reports directly to the Chief Executive Officer and has overall responsibility for our FPS sales and implementation of new sites. We currently have sales coverage in 43 of the top 75 manufacturing markets in the United States as well as in certain markets in Mexico and China. We have approximately 16,000 active customers (which means customers that purchased at least one item in the last 12 months), which include a diverse group of large and mid-sized national and international corporations, including Borg-Warner Inc., ArvinMeritor Inc., PPG Industries, General Electric Company, Duracell, Honeywell International Inc., Black & Decker Corp., and Pentair Inc., as well as many local and regional businesses. Based on 2005 sales of $538.8 million, we believe IDG is among the top 15 MROP providers and the top five operators of storeroom management sites in the nation.
     During 2006, we will convert all of our businesses to one computer operating system which will take us from three disparate back-office computer platforms to one of three pre-existing platforms. Once this system is successfully implemented, all technology services provided to, and computer interaction with, our customers will be done using one common operating platform. We are currently working towards a seamless integration of the new operating system, which we will unfold in two phases – phase one is anticipated to be completed by the second quarter of 2006, and phase two is anticipated to be completed by the end of the third quarter of 2006. We believe that centralizing our operating system will improve both our internal and external operating efficiency. Internally, we will be able to streamline our back-office structure, thereby lowering operating and transactional costs and improving our productivity. Externally, we intend to leverage the resources of the entire organization to provide consistent service to every customer, for example, giving each FPS customer one point of contact for the Company, not one contact in each region. To prepare for this implementation, we have already realigned the organization to operate with one process manager for each of our major sales and operational functions including marketing, customer service, material handling, purchasing, human resources, accounting, warehousing and logistics. Currently, these functions are primarily handled on a region by region basis, with each region’s process leader reporting to the Regional President. As we move forward executives will be appointed with company-wide authority for each process.
Industry Overview and Trends
     Manufacturers, processors, and other producers of industrial, commercial, or consumer products have a continual need for a broad range of MROP products. We estimate that the size of the market for industrial MROP products in which we participate is approximately $70 billion annually. However, the entire U.S. MROP market is estimated to be in excess of $175 billion annually. This broader market includes electrical, PVF (pipes, valves, and fittings), power transmission, and other product categories in which we participate to a lesser extent than the industrial MROP product market.
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
     In today’s marketplace, business-to-business solutions provide customers with the option to outsource the commodity management aspects of MROP. As manufacturers have focused on their core manufacturing or other production competencies, they have increasingly outsourced their MROP procurement, management, and application processes in search of more comprehensive MROP solutions that include technology solutions that we provide. Our business-to-business solutions include Internet-based platforms used to create procurement solution strategies allowing us continued opportunities for growth. The 2006 operating system consolidation will allow us to provide further e-commerce options to our customers. These enhanced capabilities will occur in 2007.
     We believe that we have the size, scale of operations, technology, and skilled personnel resources necessary to benefit from these industry trends and compete effectively in the MROP supply industry. Furthermore, the development of our ability to offer a wider variety of e-commerce solutions to our customers will enable us to compete more effectively in the future and provide us with additional revenue opportunities.
Flexible Procurement Solutions (FPS)
Services Program and Approach
     FPS is a broad program of value-added, business process outsourcing services that we offer to customers and reflects our principal approach to addressing the MROP needs of our customers. We approach our customers and their needs proactively, not simply to sell MROP products, but to help design an overall MROP strategy that improves our customers’ supply chain and asset management and increases their operational efficiencies. We offer our customers our expertise in process improvement, inventory management, product application, productivity improvements, cost savings, software solutions, and logistics. Through FPS, we can provide any or all of these areas of expertise, depending on the size and the specific needs of the customer. As a result of our FPS services, we believe that our customers can increase their profits and their return on assets.
     We believe that the ability and flexibility to provide the ideal combination of MROP services required by each customer is the key to capturing market share for our business. The prerequisites for doing so will continue to evolve, and we will remain vigilant in assessing the needs of and developing solutions for our existing and prospective new customers. At December 31, 2005, we had arrangements in place to provide FPS services to approximately 251 customers covering 341 sites, including 103 storeroom management sites covering 55 customers.

Spectrum of Service Offerings
     The spectrum of services we offer in designing and implementing Flexible Procurement Solutions for customers is broad and encompasses all phases of a customer’s MROP cycle — that is, the acquisition, possession, and application of MROP products. Our extensive process knowledge and the product expertise of our associates are key elements that allow us to present cost saving solutions to our customers in all of these phases. For example, our comprehensive product line supports our commitment to acquire and deliver the most appropriate product to our customers. In addition to maintaining approximately 265,000 stock-keeping units (“SKUs”), as well as special items in stock for regular customers, we can provide virtually any MROP item a customer may require. Our proprietary stand-alone software programs provide a sophisticated system for our customers to accurately track their possession and use of these products. Moreover, our industry-specific experience and extensive product knowledge enable us to assist in the application of MROP products by evaluating manufacturing processes and the MROP products they use. Our understanding of the most appropriate product for specific customer applications helps us to identify the MROP product best suited for a customer’s specific need, or we may suggest process re-engineering in order to lower the customer’s total MROP costs.
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
     In addition to identifying and supplying the particular products a customer requires (in the proper quantities and at the proper times), our specialized services may include any one or more of the following to assist the customer in the acquisition, possession and application phases of the MROP cycle:
•	providing consolidated billing for MROP products and producing computerized management reports to customers regarding purchases and inventory levels;

•	installing computer software and hardware to implement an electronic data interchange system to enable the customer to order products electronically and in some cases automatically;

•	providing storeroom design and reorganization services to reduce inefficiencies, redundancies, obsolescence, and shrinkage;

•	bar coding products in a customer’s tool crib to control inventory and track consumption by product, employee, and/or cost center; and

•	providing the management and procurement of entire commodity groups utilizing our proprietary software to enable commodity rationalization, supplier surveys, supplier requests for quotes, quotation analysis, supplier selection, and contract awards.
Storeroom Management Arrangements
     Our business process outsourcing model for storeroom management (commonly referred to in our industry as integrated supply) is the most complete offering of services in our FPS program. In a storeroom management arrangement, we essentially form a strategic alliance with the customer to procure, manage, and apply MROP products at the customer’s site and, in some cases, to share the benefits of the cost reductions achieved. In addition to all or most of the other FPS services we provide, our storeroom management relationships — which are not standardized, but vary from customer to customer based on each customer’s needs — usually include:

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
     In such a relationship, we target negotiated levels of annual reduction in the customer’s total MROP costs in relation to its production levels commonly referred to as ‘cost savings’. Our customers agree on the savings criteria and measurements at the beginning of the relationship, and our service performance is measured to these pre-determined expectations. We show our customers how we achieve savings for them through our Documented Cost Savings Program. Where we save additional costs for a customer above the negotiated levels in certain arrangements, the customer may share the additional savings with us. We pursue cost reductions in storeroom management relationships through our focused and ongoing analysis and re-engineering of a customer’s production processes to reduce the variety and number of MROP products that the customer uses. We often achieve additional cost savings and improved cash flows for our customer through the reduction of tool crib staffing expenses, the reduction in shrinkage and obsolete stock due to better inventory controls, and the elimination of certain inventory holding costs.
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
General MROP Sales
Program and Approach
     Our General MROP sales program enables us to add value to the acquisition and application of MROP products to our customers whose scale of operations and business needs may not warrant an integrated solution, or who otherwise do not perceive sufficient benefits from utilizing our other FPS business process outsourcing services. Even where they do not desire one of our more comprehensive FPS service offerings, manufacturers are nonetheless continuously seeking ways to improve their processes and reduce their costs. In pursuit of such improvements, the “speed” and “feed” of products on a production line is crucial to manufacturers. A small modification in product selection can have a profound impact on the speed of a manufacturing process. As a result, a high level of knowledge about product application as well as selection is important to successful General MROP sales. Our associates are trained specifically to assist customers in making intelligent cost-saving purchases, with the goal of lowering the customer’s total MROP procurement costs. Our highly-skilled customer service representatives are dedicated to answering specific customer inquiries, assisting customers with the operation of products, and finding low cost solutions to manufacturing problems. We believe these factors significantly enhance our volume of repeat business, and they are an integral part of our overall customer costs reduction program and total procurement solutions.
     Our General MROP sales approach includes sourcing custom products for our customers in addition to providing those customers with a broad range of industrial MROP products at competitive prices. Once we move to one operating system, we will be able to leverage more effectively our resources nationwide to provide customers the products they require with reduced lead times.
Quality Control Standards
     We utilize our Business Management System (BMS), a process report business model to ensure that all of our associates receive ongoing business, product and life skills training. As part of our commitment to providing solutions-oriented customer service, we emphasize quality assurance in all phases of our operations. This quality assurance is measured and managed using our internal metrics. These key process indicators are reviewed by our management on a monthly basis to help ensure our quality. Our sales and service personnel receive ongoing periodic training in our services solutions, our products, total quality management and other team management skills to assure quality performance. As a result, our significant operating locations are ISO 9001 compliant.
Products
     We believe that the fundamental requirement of our distribution business is getting customers the MROP products they need, when they need them. In order to do so, we offer a full line of industrial MROP products, with approximately 265,000 SKUs in stock. In addition, we often maintain supplies of special items for regular customers, and we are able to supply virtually any special order MROP item at a competitive price. In order to achieve cost savings for us and for our customers, we periodically review our special order activities to identify items ordered with sufficient frequency to warrant inclusion in our stock.
     Our principal product categories include cutting tools, abrasives, hand and power tools, maintenance equipment, coolants, lubricants, adhesives, and safety products. We are able to offer significant depth and breadth in our core product lines throughout our nationwide operations. Our offering of specific products from multiple manufacturers, at different prices and quality levels, permits us to offer the product that provides the best value for the customer. We also have available to our customers certain product specialists that assist with the application of a product to a particular manufacturing process.
     On an individual location basis, our products may be ordered electronically, by telephone, or by facsimile, and in some cases automatically through pre-approved order quantities. We seek at all times to provide our customers with the most convenient method of selecting and ordering products, which in the future may include paper and electronic catalogs and other electronic commerce. To facilitate “on time” delivery of our products, we store our stock MROP products primarily in distribution centers and smaller warehouses at various locations across the United States and Shanghai, China.
     We currently obtain products from more than 37,000 vendors. During 2005, no vendor provided as much as 7% of the products we sold. We believe we are not materially dependent on any one vendor or small group of vendors.

     The following table sets forth illustrative examples of the myriad products we supply, organized by principal categories of MROP products, and also shows our sales of such products as a percentage of our aggregate product revenue for 2005:

		% of
		Aggregate
Product Category	Typical Products	Revenue
Cutting Tools	Drills, Taps, Carbide Tools, End Mills	22.9%
Abrasives	Grinding Wheels, Sanding Belts, Discs, Sheets or Rolls	12.4%
Maintenance Equipment and Supplies	Hydraulic Tools, Paint, Lubrication Equipment	9.1%
Power Tools	Air and Electric Drills, Air Compressors, Impact Wrenches, Screwdrivers	8.1%
Hand Tools	Wrenches, Socket Sets, Screw Drivers, Hammers	7.8%
Coolants, Lubricants, and Adhesives	Metal Cutting Coolants, Aerosols, Industrial Adhesives	7.8%
Safety Products	Gloves, Signs, Absorbents, Glasses	5.9%
Machine Tools and Accessories	Milling Machines, Work Holding Vises, Tool Holders	3.6%
Material Handling Equipment	Hoists, Slings, Chain, Shelving, Casters	3.0%
Tapes	Masking, Filament and Duct Tape	2.3%
Machinery	Metal Removal Equipment, Metal Forming Equipment	1.9%
Fluid Power	Hydraulic and Pneumatic Values, Cylinders	1.4%
Fasteners	Socket Screws, Hex Screws, Anchors	1.6%
Electrical	Fuses, Electrical Switches, Controls	1.5%
Saw Blades	Band, Hack, Hole, Jig Saw Blades	1.5%
Contractor Supplies	Power-Actuated Tools, Ladders, Shovels	1.2%
Tool & Die Supplies	Ground Stock, Drill Rod, Die Sets	0.9%
Brushes	Wire Wheel, Floor Brooms	0.9%
Quality Control Products	Electronic Calipers, Micrometers	0.9%
Welding Equipment and Supplies	Welders, Weld Rod	0.9%
Power Transmission Equipment	Belts, Drives, Bearings, Gears, Pulleys	0.8%
Industrial Hose	Air Hose, Water Hose	0.7%
Industrial Pipes, Valves, Fittings and Metal Goods	Pipes, Valves, Fittings, Angle Iron, Conduit	0.6%
OEM Assembly Parts	Gaskets, Springs, Assembly Plates	0.3%
Other Products		2.0%

Total		100.0%

Customers
     Our active customers (which means each customer that purchased at least one item in the last 12 months) number approximately 16,000 and, include a broad range of industrial, commercial, and institutional users of MROP products, from small local machine shops to regional, national, and multi-national corporations such as Borg-Warner Inc., ArvinMeritor Inc., PPG Industries, General Electric Company, Duracell, Honeywell International Inc., Black & Decker Corp., and Pentair Inc. For 2005, we sold products to over 1,000 customers who purchased at least $50,000 of products, and no single customer accounted for more than 5% of our net sales.
     We will continue to serve a large number and wide variety of customers. Our principal customers (in terms of the amount of services and products acquired from or through us) will likely continue to be divisions of large international and national corporations, and we will focus on expanding our business with such customers through our national accounts strategy, which includes expanding upon existing relationships with individual plants to develop multi-location customer arrangements. We also place special emphasis, through our FPS program, on marketing and selling our services and products to middle-market industrial consumers. We believe these manufacturers may benefit from many of our value-added service offerings.
     By placing additional emphasis on national accounts, we are able to diversify into new customer segments, strengthen our MROP product lines and acquire the scale that helps us achieve our purchasing goals. We continually re-evaluate our strategy, target markets, and our selling techniques and give our sales team tools to ensure we are targeting and implementing programs to the customers that best fit our diversification and profitability goals.

Sales and Marketing
     We have approximately 338 personnel dedicated to sales and marketing efforts across our various international, national, regional, and local markets. We have approximately 168 outside sales representatives and product and solution specialists and 170 inside sales/customer service representatives (which includes 19 regional FPS sales experts). Our outside sales representatives call on designated customers and are responsible for providing technical support to those customers. Our outside sales representatives utilize our product and solution specialists as needs arise at specific customers to assist with the application processes with respect to certain products. Our inside sales/customer service representatives are responsible for certain types of direct customer service and order entry, but primarily focus on supporting the outside sales representatives with respect to each of their customers.
     Our outside sales representatives and product and solution specialists play an integral part in our marketing strategy for FPS services by focusing on the broader spectrum of MROP services and then developing and marketing customized value-added solutions to new and existing customers. These solutions go beyond the sale of our products and help to improve our customers’ production processes and, as a result, reduce their total procurement costs. They support our 19 regional FPS sales experts who focus solely on this aspect of our business.
     In late 2005, as part of a broader organizational realignment, we created the position of Vice President of Flexible Procurement Solutions to be responsible for the management of our FPS sales and operations on a company-wide basis. We made this change both to enhance our sales and marketing and to improve overall FPS operations, in several respects, starting with ensuring our ability to provide our national customers with consistent service regardless of where the relationship originated geographically. By centralizing the management of our FPS sales and FPS operations, we believe we will be able to better manage our commitment to our customers and deliver consistent, high quality solutions. We also believe it will enable us to leverage our ability to generate cost savings for our customers. Moreover, it will facilitate our deployment of personnel and other resources across the Company to assist with implementation as well as marketing activities, which we believe will enable us to move more quickly to negotiate and implement arrangements for new sites and reduce inefficient or underutilization of such resources.
     Our General MROP selling strategy will focus on customers and prospects whose needs indicate that they would benefit significantly from a value-added approach to the traditional MROP distribution sales process. While we will continue to cross-promote FPS solutions to appropriate customers or prospects who may currently not recognize the potential value of such solutions, we are committed to improving our capabilities in our General MROP offering. Our genesis is in our unique product knowledge and applications expertise, which add value for the traditional MROP customer, and we believe that a sustained focus on providing such value in General MROP sales is integral to our long-term success. Accordingly, we have identified new avenues in which to sell our products.
     Our Business Management System (BMS) dictates that, in order to be successful, we must have the right people and the right processes. Training and development is an integral component of BMS, and is tailored for each position. Sales training is designed to provide both product and solutions expertise, allowing the sales person to demonstrate our value by matching the correct IDG offering to the individual customer’s needs. Training is also standardized, providing IDG customers nationwide with the same demonstrated value. For example, like a fast food franchise, we believe all the “fries” should taste the same throughout the company. We believe we can achieve that goal through ongoing sales force development.
Management Information Systems
     Currently, we operate on three nationally recognized distribution systems through which we manage key functions on a regional basis. As part of our comprehensive IT strategy that includes ongoing strategic initiatives focused on centralization, e-commerce capabilities, and FPS operations integration, we are in the process of consolidating onto Infor SX Enterprise, one of our existing operating platforms. Currently 40% of our revenue is processed on Infor SX Enterprise. We anticipate that the first of the two implementation phases, which represents 25% of our operations, will be complete by the end of the second quarter of 2006, and that the second phase, encompassing the remaining 35% of revenue, will be complete by the end of the third quarter of 2006.

     The centralization onto the Infor SX Enterprise computer platform is an important element of our internal business operations effectiveness and efficiency program. We anticipate that our consolidated information technology solution will help us fulfill our customers’ requests on a timely basis and at consistently high service levels, and enable us to better manage inventory requirements company-wide in order to fulfill orders more effectively. In addition, we also intend to consolidate our processes, such as purchasing and accounting functions company-wide, which we believe will create significant efficiencies both internally and externally. Until implementation of the new IT solution is complete, key functions will remain within each regional division.
     At our customer locations, we utilize computerized management and information systems, including our proprietary distributor based software programs Storeroom Management System, InnoSource®, and Innoanalysis System for customer product procurement and management. These systems assist us in our business-to-business product offerings, and are important elements of our overall ability to meet customers’ requirements for increasing levels of individualized MROP procurement solutions, as well as to achieve our desired level of internal operating efficiencies. These proprietary programs, which will be integrated with our new Infor SX Enterprise platform, will continue to operate uninterrupted during our back-office system conversion.
Competition
     The industrial MROP products industry is highly competitive and features numerous distribution channels, including: international, national, regional, and local distributors; internet suppliers; large catalog warehouses; and manufacturers’ own sales forces. In general, we experience different competition in our General MROP and our FPS sales processes.
     Our General MROP sales force competes against many small enterprises who sell to such customers in a limited geographic area. In addition, however, they compete against several large MROP distributors that have significantly greater resources than we do, particularly focused on e-commerce solutions for small to mid-sized customers. Certain of our competitors sell identical products for both lower and higher prices than we offer. In our General MROP business, customer purchasing decisions are primarily based on one or more of the following criteria: price, product selection, product availability, level of service and convenience. We believe we compete effectively on all such criteria.
     Our FPS sales force competes primarily against mid-sized to large MROP distributors who have the size and scale of operations to provide customers with a broad product line and service to multiple locations. Accordingly, several of these competitors also have greater resources than we do. In our FPS business, customer purchasing decisions are primarily based on one or more of the following criteria: price, ability to source product, service level, ability to provide documented cost savings, and inventory management capabilities. We believe we compete effectively on all such criteria.
     During the past year, we have seen the entry into our business of some traditional large retail distributors, including The Home Depot. Competition in the MROP supplies industry may increase in other ways as well. For example, other distributors are consolidating to achieve economies of scale and increase efficiencies, which may strengthen their competitive position relative to us. We believe these trends will continue into the near future and could further enhance competition.
Personnel
     We had approximately 1,300 full-time associates as of December 31, 2005. Of these, 350 associates are employed off-site at our customers’ storeroom management facilities as part of FPS relationships. Eight of our associates are employed pursuant to collective bargaining agreements with local unions affiliated with the International Brotherhood of Teamsters and the International Brotherhood of Electrical Workers. We believe that we enjoy good relations with these associates, and we have not experienced work stoppages. We believe our business relationships are good with all of our associates.

     We have implemented both a comprehensive training process and a more formalized communications plan in support of the continued centralization of our operations. Effective training and timely communication are key to realizing our vision of streamlining the manner in which we deliver products, services and solutions to our customers.
Executive Officers
     Certain information regarding our executive officers is set forth below. Officers serve at the pleasure of the Board of Directors to hold office until the earlier of their resignation or removal. There are no family relationships among the directors and executive officers of the Company, nor are there any arrangements or understandings between any of the executive officers and any other person pursuant to which they were selected as an executive officer.

Name	Age	Position
Charles A. Lingenfelter	55	President and Chief Executive Officer
Jack P. Healey	46	Executive Vice President, Chief Financial Officer, and Secretary
Thomas W. Aldridge, Jr.	58	Senior Vice President
Michael W. Brice	41	Senior Vice President and Chief Information Officer
John R. Kramer	42	Regional President
Robert E. Vanderhoff	50	Regional President
     Mr. Lingenfelter became our President and Chief Executive Officer in November 2005. Prior to that time, he was the Regional President of our Southern region (from January 2002). Prior to 2002, Mr. Lingenfelter served as President of our IDG-Charlotte business unit (from January 2001) and as President of The Distribution Group, Inc. (from 1997), one of the companies that combined to form us in 1997 and with whom he had been an executive since 1988. Prior to 1988, Mr. Lingenfelter was employed in several capacities with Ingersoll-Rand Company, including as Vice President of Sales and Marketing for its Tools Group. Mr. Lingenfelter received his undergraduate degree in Mechanical Engineering from Indiana Institute of Technology.
     Mr. Healey joined us in June 1997 as Vice President and Chief Financial Officer. Mr. Healey was named Executive Vice President in February 2006. Prior to that Mr. Healey served as Vice President and Senior Vice President. Prior to 1997, Mr. Healey was the partner in charge of assurance services for a regional accounting firm and member of the SEC practice section of the AICPA, during which time he served as the auditor for one of our founding companies. Mr. Healey is a certified public accountant and a certified fraud examiner. He received his undergraduate degree in Accounting from Syracuse University.
     Mr. Aldridge joined us in August 1998 as Senior Vice President of Procurement. Prior to that time, Mr. Aldridge served (from 1991) as Senior Vice President, Vendor Relations, of Affiliated Distributors, a purchasing organization for industrial distributors. From 1987 to 1990, Mr. Aldridge served as Vice President of Sales for Bauer Corporation, a manufacturer of industrial ladders and personal access equipment. Mr. Aldridge received his undergraduate degree in Psychology from the University of Georgia.
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
     Mr. Kramer joined us as a Regional President in November 2002. From 1988 to 2002, Mr. Kramer was employed in several capacities with General Electric Company, most recently as U.S. Business Sales Leader for GE Polymershapes. Mr. Kramer received his undergraduate degree in Business Administration and Spanish from St. John’s University.

     Mr. Vanderhoff joined us as a Regional President in February 2004. From 2000 to 2003, Mr. Vanderhoff served in management positions with Coleman Cable, Inc., most recently as Corporate Senior Vice-President. From 1990 to 2000, Mr. Vanderhoff was employed in several capacities with Wesco Distribution including as Vice President of Manufactured Structures. Mr. Vanderhoff received his undergraduate degree in Behavioral Sciences from Messiah College.
Available Information
     We make available free of charge on or through our internet website our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission. Our internet address is www.idglink.com.
Item 1A. Risk Factors.
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
Our industry is very competitive, both as to the number and strength of the different companies with which we compete and the business terms offered to potential customers, and we cannot assure you that we will be able to compete successfully against all or most of them.
     The industrial MROP supplies industry is highly competitive and features numerous distribution channels, including: international, national, regional, and local distributors; internet suppliers; large catalog warehouses; and manufacturers’ own sales forces. Our General MROP sales force competes against many small enterprises who sell to a limited geographic area. In addition, however, they compete against several large MROP distributors that have significantly greater resources than we do, particularly focused on e-commerce solutions for small to mid-sized customers. Our FPS sales force competes primarily against mid-sized to large MROP distributors who have the size and scale of operations to provide customers with a broad product line and service to multiple locations. Accordingly, several of these competitors also have greater resources than we do.
     Competition with all of these distributors has increased as customers increasingly seek low-cost alternatives to traditional methods of purchasing and sources of supply by, among other things, reducing the number of their MROP suppliers. Some of our competitors presently sell some of the same products we sell at lower prices than we offer. Moreover, in our FPS sales, we compete on the basis of our ability to design and implement Flexible Procurement Solutions that will enable our customers to achieve productivity improvements and reduce costs overall, rather than seeking simply to offer the lowest price for any particular MROP item. We cannot assure you that we will be able to compete successfully.

     Competition in the MROP supplies industry may increase in other ways as well. For example, other distributors are consolidating to achieve economies of scale and increase efficiencies, which may strengthen their competitive position relative to us. In addition, new competitors, of which we are not currently aware, may emerge, further increasing competition.
Storeroom management customers are large in size and generate average annual revenue of approximately $2.0 million. If we are not able to renew contracts at profitable levels, we may not be able to replace the business lost.
     In most cases, our FPS solutions generate significant savings for our customers during the first few years of the contract. However, there also comes a point when we have brought the customer to maximum efficiency, and our customers requested lower product pricing. In most cases we were not willing to sacrifice our margins of profitability. As a result many customers did not renew contracts and hired the competition or brought the outsourced function of inventory management back in house. We will be challenged by this situation, however, we believe that we are able to compete effectively because of our ability to address the MROP needs of our customers by providing value-added services and solutions that enable them to improve productivity and reduce costs.
The delivery of our services requires highly skilled and specialized employees who are not easy to locate or replace, and we could be adversely affected by the loss or unavailability of such persons.
     The timely provision of our high-quality services requires an adequate supply of skilled sales and customer service personnel, including the specialists whose expertise is an essential element of both our customer-oriented FPS program and our General MROP business. Accordingly, our ability to implement solutions for our customers depends to a significant degree on our ability to employ and train the skilled personnel necessary to meet our marketing and servicing requirements. From time to time, we have experienced difficulty in attracting or retaining sufficient numbers of qualified personnel. If this occurs, our operating costs may be adversely affected by turnover in such positions. We cannot be assured that we will be able to maintain an adequately skilled sales and customer service force or that our labor expenses will not increase as a result of a shortage in the supply of such skilled personnel.
We rely heavily on our senior management and the expertise of management personnel, and we could be adversely affected by the loss or unavailability of such persons.
     Our operations will depend for the foreseeable future on the efforts of our executive officers, regional presidents, and our other senior management. Our business and prospects could be adversely affected if these persons, in significant numbers, do not perform their key roles as expected or leave the company, and we are unable to attract and retain qualified replacements.
We are in the process of converting to a centralized back-office computer operating system. In the interim, we will continue to rely upon our three current management information systems for our internal management information and related functions. Our operations could be adversely effected if we were to experience significant errors, delays or unforeseen expenses during the implementation.
     We are currently in the implementation phases of a centralized operating system, which is scheduled to be complete by the end of the third quarter of 2006. Until implementation is complete however, we will continue to utilize and depend upon the information and operating systems of our three regional platforms for many functions, including procurement of products, financial reporting and analysis, and inventory control, among others. We will not be able to achieve the benefit of the consolidation of back-office functions and other planned operational efficiencies until we have fully implemented our centralized data management system. We may experience delays, disruptions, and unanticipated expenses during the implementation, which could have a material adverse effect on our operations or may prolong our usage of the currently disparate operating systems.
     In addition, our proprietary FPS software programs are not fully integrated with any of our regional platforms, and we will not begin integrating these into our centralized operating system until after we have completed our system consolidation. We will not be able to achieve the full benefit of the platform consolidation until we have effectively integrated our proprietary FPS software programs into that operating system.
If we experience system failures, the products and services we provide to our customers could be delayed or interrupted, which could harm our business and reputation and result in the loss of customers.
     Our ability to provide reliable service largely depends on the efficient and uninterrupted operations of our computer network systems and data centers. As part of the operating system consolidation, we are creating a back up facility with full capabilities at another location. However, until that facility is running, our systems and operations could be exposed to damage or interruption from fire, natural disaster, power loss, telecommunications failure, unauthorized entry, and computer viruses. We cannot be certain that our measures to avoid or provide back-up support will be successful. Further, our property and business interruption insurance may not be adequate to compensate us for all losses or failures that may occur. Any significant uninsured interruptions could have a material adverse effect on our business, financial condition, and results of operations.
Our ability to sell our services and products in the quantity we desire depends heavily upon the operations levels of our customers and the economic factors that affect them.
     Some of the primary markets for the products and services we sell are subject to cyclical fluctuations that generally affect demand for industrial and consumer durable goods that the users of MROP supplies produce. Consequently, the demand for our services and products has been and will continue to be influenced by most of the same regional, national, or even international economic factors that affect the demand for and production of such goods. When our customers or prospective customers reduce their production levels in response to lower demand for their products, they have less need for MROP supplies and may delay or slow (or even cancel) orders for MROP products or services. In addition, because some of our customers are increasingly moving portions of their operations overseas in order to reduce manufacturing costs, our ability to continue to service those customers at acceptable profitability levels may be impaired.
Our dependence upon outside suppliers and manufacturers of MROP products makes us subject to price increases and delays in receiving such products due to market demand, material shortages, and other factors.
     We generally do not maintain supply agreements with third parties for MROP products, but instead purchase the products we sell pursuant to purchase orders in the ordinary course of business. We are and will continue to be subject to price increases charged by our supply sources and to failures or delays by them in delivering the quantities of products we require. There can be no assurance that we will be able to pass any price increase on to our customers, and a price increase in excess of the amount we can pass on to our customers could adversely affect our profit margin. During this past year, we encountered difficulties updating our pricing, which caused our gross margins to decline until we could fix those problems. A failure or delay in our supply of products could adversely affect our sales and our ability to meet our delivery schedules to customers. Although we believe that our existing suppliers will continue to meet our requirements, at prices that are acceptable, and that alternative sources of supply would be available, events beyond our control could have an adverse effect on the cost or availability of the products we sell.
We rely on a variety of informal or short-term distribution rights granted by our suppliers to offer their product lines to our customers, and we could be adversely affected if those rights were discontinued on short notice.
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

If we were to experience serious personnel dislocation or low morale issues as a result of our ongoing efficiency improvement strategies, our performance could be adversely affected over the short-term until we address any such issues.
     As we implement current initiatives and develop additional plans to derive efficiencies and improve services as part of our ongoing strategy to enhance our operating results — which will include continuing to centralize certain operational and administrative functions — we may experience near-term personnel dislocation and morale issues. Our associates are an integral part of our ability to deliver the high quality services our customers expect, and of our ability to implement successfully our systems of internal controls and procedures to manage our business and report operating results. If we were to experience (and not be able to address satisfactorily) any serious personnel dislocation or low morale issues, such a situation could be disruptive over the short-term and our performance could be adversely affected until we address any such issues.
Item 1B. Unresolved Staff Comments.
     None.
Item 2. Properties.
     Our corporate offices are subject to a lease and are located in approximately 9,500 square feet of office space at 950 East Paces Ferry Road, Suite 1575, Atlanta, Georgia. This lease, which we entered into in December 1998, was amended in February 2004, extending the expiration date of the lease to August 31, 2009.
     In addition, we own four and lease 31 operating properties in the United States for our warehouse, sales, and administrative offices. We also lease two properties in a foreign country. Certain property locations contain multiple operations such as a warehouse and a sales office. The facilities range in size from less than 1,000 square feet to over 120,000 square feet. Leases for the facilities expire at various periods between 2006 and 2020. The aggregate annual lease payments for real properties in 2005 was approximately $4.1 million.
     We believe that our facilities are adequate for our current needs and do not anticipate inordinate difficulty in replacing such facilities or opening additional facilities, if needed.
Item 3. Legal Proceedings.
     We are, from time to time, a party to litigation arising in the normal course of business. We do not believe that any of these actions, individually or in the aggregate, will have a material adverse effect on our financial position, liquidity, or results of operations.
Item 4. Submission of Matters to a Vote of Security Holders.
     No matters were submitted to a vote of security holders of the company during the fourth quarter of the fiscal year covered by this report.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Market Price of Registrant’s Common Equity and Related Stockholder Matters
     Our common stock trades on the NASDAQ under the symbol “IDGR”. The following table sets forth for the periods indicated the high and low closing market prices of the common stock on the NASDAQ.

		Price Range
		High	Low
2004
	First Quarter	$8.39	$5.37
	Second Quarter	$8.55	$6.95
	Third Quarter	$9.72	$7.75
	Fourth Quarter	$9.80	$8.30
2005
	First Quarter	$9.23	$7.18
	Second Quarter	$9.46	$8.17
	Third Quarter	$10.62	$9.00
	Fourth Quarter	$9.26	$6.58
2006
	First Quarter (through February 15)	$8.00	$7.60
     As of February 15, 2006, there were 133 holders of record of our common stock. Investors who beneficially own shares of our common stock held in “street name” by brokerage firms or similar holders are not included in this number. Accordingly, based upon the quantities of periodic reports requested by such brokerage firms in the past, we believe that the actual number of individual beneficial owners of our common stock exceeds 2,554.
     Item 12 of Part III contains information concerning securities authorized for issuance under our equity compensation plans.
Dividends
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

Purchases of Equity Securities by the Issuer
     The following table sets forth information about our purchases of our common stock during the full year (as well as during the quarter) ended December 31, 2005. All such purchases were made pursuant to our repurchase program publicly announced on February 23, 2005, under which our Board of Directors has approved up to $5.0 million of repurchases.

			Total Number	Approximate
			of Shares	Dollar Value of
	Total Number of		Purchased as Part	Shares that May Yet
	Shares	Average Price	of Publicly	Be Purchased Under
Period	Purchased	Paid per Share	Announced Program	the Program
02/23/05 – 02/28/05	—	—	—	$5,000,000
03/01/05 – 03/31/05	13,300	$8.88	13,300	$4,881,896
First Quarter Total	13,300	$8.88	13,300	$4,881,896
04/01/05 – 04/30/05	—	—	—	$4,881,896
05/01/05 – 05/31/05	41,000	$8.28	41,000	$4,542,416
06/01/05 – 06/30/05	—	—	—	$4,542,416
Second Quarter Total	41,000	$8.28	41,000	$4,542,416
07/01/05 – 07/31/05	—	—	—	$4,542,416
08/01/05 – 08/31/05	1,000	$9.29	1,000	$4,533,126
09/01/05 – 09/31/05	46,100	$9.36	46,100	$4,101,630
Third Quarter Total	47,100	$9.36	47,100	$4,101,630
10/01/05 – 10/31/05	—	—	—	$4,101,630
11/01/05 – 11/30/05	—	—	—	$4,101,630
12/01/05 – 12/31/05	33,681	$7.53	33,681	$3,848,012
Fourth Quarter Total	33,681	$7.53	33,681	$3,848,012
2005 Total	135,081	$8.53	135,081	$3,848,012

Item 6. Selected Financial Data.
     Our selected financial data set forth below have been derived from our audited consolidated financial statements and should be read in conjunction with such financial statements and the notes thereto, and Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in Item 7 of this Report and our financial statements and supplementary data included elsewhere in this Report.

	Year Ended December 31,
	2005	2004	2003	2002	2001
	(Dollars in thousands, except per share data)
Statements of Income Data:
Net sales	$538,847	$529,175	$483,442	$492,450	$514,385

Gross profit	117,571	115,712	107,893	109,406	114,521
Selling, general, and administrative expenses	107,033	105,599	101,518	103,298	110,811

Operating income	10,538	10,113	6,375	6,108	3,710
Net earnings (loss) (excluding accounting change)*	$5,421	$7,314	$2,361	$1,598	$(1,358)
Accounting change	0	0	0	(50,347)	0
Net earnings (loss)*	$5,421	7,314	2,361	(48,749)	(1,358)
Earnings (loss) per common share:
Basic (excluding accounting change)*	$0.58	$0.78	$0.26	$0.18	$(0.16)
Basic	0.58	0.78	0.26	(5.53)	(0.16)
Diluted (excluding accounting change)*	0.56	0.75	0.26	0.18	(0.16)
Diluted	0.56	0.75	0.26	(5.44)	(0.16)
Balance Sheet Data:
Working capital	$75,640	$77,222	$74,708	$75,974	$79,907
Property and equipment, net	4,672	7,277	7,161	11,274	13,077
Total assets	140,328	146,062	133,300	139,182	201,044
Long-term debt, including current portion	12,901	22,281	26,533	36,363	42,762
Stockholders’ equity	$70,311	$64,783	$56,398	$52,660	$101,135

(*)	On January 1, 2002, we adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” and recorded a charge of $50,347 for impairment of goodwill. If we had applied the non-amortization provisions of SFAS No. 142 prior to January 1, 2002, net earnings and diluted earnings per share would have increased by approximately $1,289 ($0.15 per share) for the year ended December 31, 2001.
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
     The following discussion and analysis should be read in conjunction with Item 6: Selected Financial Data and our financial statements and supplementary data included elsewhere in this Report. In addition, in the following discussion, most percentage and dollar amounts have been rounded to aid presentation; as a result, all such figures are approximations. References to approximations have generally been omitted.
Overview and Certain Trends
     In connection with distributing a full line of MROP products to meet the needs of manufacturers and other industrial users, we offer our customers a wide range of specialized business process outsourcing services through our FPS program that relate to product selection and application and the customer’s production processes that affect the utilization and costs of MROP supplies. We also offer to our customers general sales of MROP products from stock or on a special order (non-stock) basis. The revenue and cost components, and the overall pricing structures, associated with FPS sales and General MROP sales differ in some respects. As our sales mix shifts in the future, the different pricing structures of our FPS and General MROP sales two lines of business may impact our financial results.

Analysis of FPS and General MROP Revenue/Cost Structures
     In FPS arrangements in which we become the exclusive or primary supplier of a large volume of MROP products to a customer (as occurs with a storeroom management contract), we typically include a component for (i) management fee revenues that is designed to cover our administrative and overhead costs and (ii) performance based revenues where we share a portion of the cost savings we obtain for our customer (the latter, commonly referred to as “gain sharing”), along with product sales revenues. These additional revenue sources from FPS arrangements will tend to yield higher operating margins relative to General MROP sales involving the same level of product volume due to lower selling and administrative costs. In addition, we often offer volume discounts on products to the customer as part of the overall FPS arrangement, in order to achieve mutually beneficial results for the customer and us. In FPS arrangements where we derive a portion of our revenues from management fees, the mix of product sales versus management fee and gain sharing revenues may cause our gross margin as a percentage of net sales to be higher, even if our product sales are lower. However, more often than not product discounts yield a lower gross margin from FPS sales as product volume increases relative to service and gain sharing revenues. General MROP customers purchase products at higher rates due to the amount of overhead cost we incur, which results in higher gross margin. Due to our recent increased focus on the middle market sector, we have seen significant growth in arrangements that are smaller in volume and do not include staffing on site. As a result, our gross margins have slightly increased, as the middle market business uses fewer resources while maintaining relatively lower selling, general and administrative costs.
     The additional revenue sources from FPS arrangements will tend to increase gross margins if product volume under these arrangements remains the same relative to General MROP sales. Currently, our FPS arrangements typically yield a lower gross margin as a percentage of sales (due to increased product volume at lower prices) than General MROP sales. On the other hand however, our FPS arrangements yield a higher operating margin than General MROP sales because our selling, general and administrative expenses are significantly lower and more variable in FPS arrangements.
     At our storeroom management sites, many of our procurement support functions are performed at the customer’s facility. We therefore incur relatively low fixed costs as a percentage of total costs at storeroom management sites in comparison to our General MROP business, which has a higher fixed cost structure due to absorbing 100% of the overhead cost. In addition, the costs of our associates are billed to our customers at most of our storeroom management sites. Because our selling, general and administrative expenses at storeroom management arrangements are variable, we can control them relative to the volume and activity of the site. This control over expenses leads to higher operating margins in storeroom management arrangements. To a lesser extent than with storeroom management arrangements, we have experienced more positive effects in connection with middle market FPS services arrangements which require less procurement support. These arrangements have higher gross margin due to fewer operating costs than the typical storeroom management arrangement.
Summary Comparison of FPS and General MROP Sales Results
     The following summary of our sales and gross profit for the past three years reflects the trend we see with respect to the demand for FPS services among our MROP customers, which we believe supports our recognition of a similar trend within the industry in general.
     Our total sales for 2005, 2004, and 2003 were $538.8 million, $529.2 million, and $483.4 million, respectively. Of these amounts, FPS sales (including sales pursuant to storeroom management arrangements) have increased steadily, both in dollar value (even as total sales have declined) and as a percentage of total sales, as reflected in the following table. We expect the upward trend in FPS sales to continue for the foreseeable future.

	Year Ended December 31,
	2005		2004		2003
	Net Sales	%	Net Sales	%	Net Sales	%

	(dollars in millions)
FPS Sales, including storeroom management	$301.9	56.0%	$289.3	54.7%	$250.6	51.8%
FPS Gross Profit	60.4	20.0%	57.4	19.8%	50.3	20.1%

General MROP Sales	$236.9	44.0%	$239.9	45.3%	$232.8	48.2%
General MROP Gross Profit	57.2	24.1%	58.3	24.3%	57.6	24.7%

Total Sales	$538.8	100.0%	$529.2	100.0%	$483.4	100.0%

Total Gross Profit	$117.6	21.8%	$115.7	21.9%	$107.9	22.3%

The percentage denotes a percentage of total for sales, and the gross profit percentage on sales for the respective line item.
Results of Operations
     The following table sets forth a summary of our operating data and shows this data as a percentage of net sales for the periods indicated:

	Year Ended December 31,
	2005		2004		2003
	(dollars in thousands)
Net sales	$538,847	100.0%	$529,175	100.0%	$483,442	100.0%
Cost of sales	421,276	78.2%	413,463	78.1%	375,549	77.7%

Gross profit	117,571	21.8%	115,712	21.9%	107,893	22.3%
Selling, general, and administrative expenses	107,033	19.8%	105,599	20.0%	101,518	21.0%

Operating income	10,538	2.0%	10,113	1.9%	6,375	1.3%
Interest expense, net	1,493	0.3%	1,606	0.3%	2,257	0.5%
Other income, net	36	0.0%	21	0.0%	30	0.0%

Earnings before taxes	9,081	1.7%	8,528	1.6%	4,148	0.8%
Provision for income taxes	3,660	0.7%	1,214	0.2%	1,787	0.4%

Net earnings	$5,421	1.0%	$7,314	1.4%	$2,361	0.4%

2005 Compared to 2004
Net Sales
     Net sales increased $9.7 million, or 1.8%, from $529.2 million in 2004 to $538.8 million in 2005. The number of selling days were the same year-over-year. During the third quarter, we divested of our Cardinal Machinery business unit, which contributed revenue of $6.3 million in 2005 and $9.5 million in 2004. Total FPS revenue grew $12.6 million, or 4.4%, from $289.3 million in 2004 to $301.9 million in 2005. As a percentage of total sales, FPS grew from 54.7% in 2004 to 56.0% in 2005. This growth was a result of increasing our sales volume and market share at existing customers. As of December 31, 2005, there were 341 FPS sites, with 103 being storeroom management arrangements. The total number of FPS sites remained the same as December 31, 2004, as lost sites were equally offset with new site implementations during the year, however storeroom management sites increased by six during the year. Revenue per FPS site increased by less than $0.1 million or 4.4% as compared to 2004, and revenue per storeroom management site decreased $0.1 million or 4.9%. Our General MROP revenue declined by $3.0 million, or 1.2%, from $239.9 million in 2004 to $236.9 million in 2005. This decline was due to the disposition of our Cardinal Machinery business unit, which represented $3.2 million of the decrement.

Cost of Sales
     Cost of sales increased $7.8 million, or 1.9%, from $413.5 million in 2004 to $421.3 million in 2005. As a percentage of net sales, cost of sales increased from 78.1% in 2004 to 78.2% in 2005. An increase in gross margin was partly due to improved pricing practices during the year, which were delayed due to difficulties with the updates. The positive impact of updated pricing was more than offset by a $1.0 million increase in inventory reserve expense, resulting in the slight increase in cost of sales as a percentage of sales.
Selling, General and Administrative Expenses
     Selling, general and administrative expenses increased $1.4 million, or 1.4%, from $105.6 million in 2004 to $107.0 million in 2005. As a percentage of sales, however, selling, general and administrative expense decreased from 20.0% in 2004 to 19.8% in 2005. The overall quantitative increase is primarily attributable to the $1.4 million of higher accounting expenses we incurred during 2005 compared to 2004 as a result of Sarbanes-Oxley related fees to prepare Section 404 compliance requirements that became applicable at the end of the year. Otherwise, salaries and benefits expense increased $0.9 million, or 1.2%, due to higher sales commissions and incentives as well as $0.4 million associated with an executive severance package. Travel and entertainment expense increased $0.3 million as a result of higher sales volume. Partially offsetting these increases, and contributing to the decline in such expenses as a percentage of sales, were a decline of $0.9 million in bad debt expense (due to improved management of aged accounts receivable), a gain of $0.4 million for the sale of property, and a gain of $0.1 million related to the sale of Cardinal Machinery. These two sales also advanced our facilities rationalization program, reducing our existing facilities to 35 as compared to 41 a year ago.
Operating Income
     Operating income increased $0.4 million, or 4.2%, from $10.1 million in 2004 to $10.5 million in 2005. This increase was due to the increase in sales volume, which was partially offset by an increase in selling, general and administrative expenses as noted above.
Interest Expense, net
     Interest expense, net of interest income, decreased $0.1 million, or 7.0%, from $1.6 million in 2004 to $1.5 million in 2005. The decline in interest expense was primarily due to the reduction in our average annual debt balance by $9.0 million, or 39.5%. Our average monthly interest rate has increased, however, from 3.9% at December 31, 2004 to 5.4% as of December 31, 2005, as the impact of improved borrowing rates under the recent amendment to our Credit Facility were more than offset by rate increases by the federal reserve.
Provision for Income Taxes
     The provision for income taxes increased by $2.4 million from $1.2 million in 2004 to $3.7 million in 2005, or from an effective tax rate of 14.2% to 40.3%, respectively. The increase reflects a $2.6 million reduction in our valuation allowance for our deferred tax assets associated with future deductible goodwill amortization and state net operating loss carryforwards in 2004, as explained in Note 2 to our financial statements. That adjustment to our deferred tax asset was a non-recurring benefit in the prior year and effectively reduced the 2004 tax rate by 30.4%. In addition, we experienced an increase in rates due to non-deductible losses incurred in 2005 in certain international operations.
2004 Compared to 2003
Net Sales
     Net sales increased $45.7 million, or 9.5%, from $483.4 million in 2003 to $529.2 million in 2004. On a daily sales basis, revenues increased $0.2 million, or 9.9%, over the prior year. Total FPS sales grew $38.7 million, or

15.4%, to $289.3 million in 2004 as compared to 2003. As a percentage of total sales, FPS sales increased to 54.7% as compared to 51.8% in the prior year. The increase in FPS revenues was due to the net increase of 26 FPS sites in 2004. At December 31, 2004, we had 341 total FPS sites, including 97 full storeroom management arrangements. In addition, increased production levels and our efforts to increase market share resulted in improved sales at existing sites. Our revenue per FPS site decreased $0.3 million or 23.9% below 2003, and storeroom management revenue per site increased $0.4 million or 22.9%. We also experienced an increase in production levels at many of our General MROP customers, resulting in an increase in General MROP sales of $7.0 million, or 3.0%, from $232.8 million in 2003 to $239.9 million in 2004. Most of the latter such increase occurred primarily as a result of increased volume at existing accounts.
Cost of Sales
     Cost of sales increased by $37.9 million, or 10.1%, from $375.5 million in 2003 to $413.5 million in 2004. As a percentage of net sales, cost of sales increased from 77.7% in 2003 to 78.1% in 2004. The greater percentage increase of cost of sales relative to net sales from 2003 to 2004 was primarily the result of lower gross margins on our General MROP sales. This amount was partially offset by an incremental $0.3 million in year end rebates, and a $0.2 decrease in inventory reserve expense as compared to the prior year. In addition, approximately 0.1% of the overall decrease in gross margins was due to the shift in sales mix from General MROP sales towards FPS sales as discussed above in “Overview and Certain Trends”. As also discussed in that section, our FPS arrangements typically yield a lower gross margin than do our General MROP sales, due to lower prices in exchange for the exclusive relationship in these arrangements, while our FPS arrangements typically yield a higher operating margin than General MROP sales because our FPS sales generally have lower fixed costs.
Selling, General and Administrative Expenses
     Selling, general and administrative expenses increased $4.1 million, or 4.0%, from $101.5 million in 2003 to $105.6 million in 2004. The increase in selling, general and administrative expenses in 2004 was primarily the result of an increase of $5.4 million in variable selling expenses associated with the higher sales volume, including (i) salaries, commissions, and additional incentives of $4.3 million due to improved operating performance, (ii) increased freight and delivery expense of $0.6 million, and (iii) increased travel expenses of $0.5 million. These additional expenses were partially offset by a decrease in occupancy expense of $1.3 million due to our facilities rationalization program, which resulted in 41 facilities at the end of 2004 compared to 46 at the end of 2003.
Operating Income
     Operating income increased $3.7 million, or 58.6%, from $6.4 million in 2003 to $10.1 million in 2004. This increase was primarily due to the increase in sales volume, which was only partially offset by a decrease in gross margin and an increase in selling, general, and administrative expenses as noted above.
Interest Expense, net
     Interest expense decreased $0.7 million, or 28.8%, from $2.3 million in 2003 to $1.6 million in 2004. The savings in interest expense was attributable to a 0.5% decrease in the average monthly interest rate under our Credit Facility between 2003 and 2004, as a result of lower LIBOR rates and favorable pricing due to improved operating results; and to a reduction in the average amount of long-term debt outstanding during 2004 relative to 2003, to $31.8 million from $37.7 million.
Provision for Income Taxes
     The provision for income taxes decreased by $0.6 million from $1.8 million in 2003 to $1.2 million in 2004, or from 43.1% to 14.2%, respectively. The decrease reflects a $2.6 million reduction of our valuation allowance for our deferred tax asset associated with future deductible goodwill amortization and state net operating loss carryforwards, as explained in Note 2 to our financial statements. That adjustment to our deferred tax asset was a non-recurring benefit. Our effective tax rate for 2004 decreased to 14.2% as compared to 43.1% due primarily to the reduction in the valuation allowance, which reduced the 2004 tax rate by 30.4%.

Liquidity and Capital Resources
   Capital Availability and Requirements
     At January 31, 2006, our total working capital was $80.0 million, which included $0.5 million in cash and cash equivalents. We had $18.1 million outstanding under our revolving credit facility with a syndicate of commercial banks (the “Credit Facility”) and an aggregate of $56.9 million of borrowing capacity under that facility. Based upon our asset base and outstanding borrowings under the Credit Facility, we had borrowing availability of $52.1 million.
     In July 2005, we amended our $100.0 million Credit Facility which we originated in December 2000, to extend the term to July 2010, improve our borrowing rate and provide for additional and more flexible capacity. The Credit Facility now provides a $75.0 million credit facility with an accordion option enabling the Company to expand the facility to $110.0 million and extends through July 18, 2010. The new Credit Facility also reduces the commitment amount on which the Company is charged a non-use commitment fee. Credit Facility may be used for operations and acquisitions, and provides $7.5 million for swinglines and $10.0 million for letters of credit. Amounts outstanding under the Credit Facility bear interest at either the lead bank’s corporate rate or LIBOR, plus applicable margins, as we may select from time to time. We incur a fee of 25 basis points on the average daily-unused capacity during the term. Assets of all our subsidiaries secure the Credit Facility. Our average annual borrowing rate is currently 5.4% as of December 31, 2005.
     Financial covenants under our Credit Facility are required if the monthly average excess availability under the line falls below $15.0 million. In such case, the Credit Facility contains a requirement for fixed charge coverage of 1.1:1.0. Our monthly average excess availability was $56.1 million as of December 31, 2005.
     The table below outlines our contractual cash obligations, excluding interest, as they come due.

	Payments Due by Period (in thousands)
Contractual Obligations	Total	2006	2007	2008	2009	2010	Thereafter
Long Term Debt	$12,818	$0	$18	$0	$0	$12,800	$0
Operating Leases	$27,347	$5,240	$4,075	$3,410	$2,411	$1,483	$10,728
Estimated Interest Payments	$4,435	$785	$836	$887	$938	$989	$0

Total Contractual Cash Obligations	$44,600	$6,025	$4,929	$4,297	$3,349	$15,272	$10,728

     Our principal ongoing capital requirements at the present time are for servicing our outstanding debt as reflected in the above table, carrying inventory and accounts receivable, and purchasing and upgrading information technology, other equipment and repurchasing our Company’s stock in accordance with our stock repurchase program. We believe that cash flow from operations and the use of available capacity under our Credit Facility will be adequate to meet our obligations set forth above and to fund both our current operations and anticipated internal expansion for at least the current year. We may consider a strategic acquisition opportunity if presented; in such case, cash financing would probably be necessary, and we would need approval from our current lenders or access to other capital sources in order to do so.
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
     We calculated estimated interest payments for long-term, variable-rate debt as follows: we estimated interest rates and payment dates based on our determination of the most likely scenarios; we typically expect to settle all such interest payments with cash flows from operations.

   Analysis of Cash Flows
     On an historical basis, net cash provided by operating activities for fiscal years 2005, 2004, and 2003 was $5.6 million, $7.4 million, and $7.4 million, respectively. During 2005, cash was provided by operations primarily as a result of net earnings. Cash used for accounts receivable was due to increased sales and cash used for inventory was due to increases in certain MROP product lines and to diversified inventories associated with new FPS accounts. This was partially offset by an increase in cash provided by $0.5 million collection of a note receivable.
     In 2004, cash provided by operations was also primarily the result of net earnings. Our increase in sales volume in 2004 resulted in more cash used by accounts receivable; however, this was primarily offset by cash provided by accounts payable due to increased purchases to service the increased volume. When compared to 2003, overall cash flow from operations decreased slightly in 2004, but cash flow from operations in 2004 was primarily due to increased net income from increased sales volume and expansion of our business, whereas 2003 was primarily a function of working capital management.
     Our 2003 operating cash flows were from earnings and as a result of (i) our improved working capital management procedures instituted in 2003 that affected both accounts receivable and inventory and (ii) our facilities rationalization and product management programs. Also in 2003, cash was used by accounts payable because we lowered purchases to adjust to current sales levels.
     Net cash provided by (used in) investing activities for fiscal years 2005, 2004, and 2003 was $2.6 million, ($0.9) million, and $2.6 million, respectively. During 2005, cash was provided primarily due to the sale of real property during the year which resulted in proceeds of $2.3 million. In addition, $0.8 million was provided by the sale of our Cardinal Machinery business unit during the third quarter. Partially offsetting these cash inflows was ($0.5) million of cash used to fund capital expenditures in 2005. In 2004, we used cash primarily for the purchase of computers and related information technology equipment. During 2003, we received cash of $3.1 million, net of closing costs, as a result of the sale of three facilities.
     Net cash used in financing activities for fiscal years 2005, 2004, and 2003 was $10.6 million, $3.7 million, and $10.1 million, respectively. Our primary use of cash for financing activities in 2005 was for repayment of borrowings under our Credit Facility of $156.2 million, which was partially offset by $147.3 million in cash borrowed against the Credit Facility. We also used $1.2 million in 2005 to repurchase 135,081 shares of common stock pursuant to our stock repurchase program. Deferred loan costs associated with the amendment of our Credit Facility used $0.6 million in cash in 2005. In 2004 and 2003, cash was primarily used for repayment of borrowings under our Credit Facility. Additionally, in 2003, we used $1.2 million of cash to retire a mortgage associated with the sale of a facility, and $0.9 million in cash to pay for management liability insurance.
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

   Allowance for Doubtful Accounts — Methodology
     We have established an allowance for uncollectible accounts based on our collection experience and an assessment of the collectibility of specific accounts. We evaluate the collectibility of accounts receivable based on a combination of factors. Initially, we estimate an allowance for doubtful accounts as a percentage of accounts receivable based on historical collections experience. This initial estimate is periodically adjusted when we become aware of a specific customer’s inability to meet its financial obligations (e.g., a bankruptcy filing or announced insolvency) or as a result of changes in the overall aging of accounts receivable. We do not believe our estimate of the allowance for doubtful accounts is likely to be adversely affected by any individual customer, since our customers are geographically disbursed and we have no individually significant customers. The table below depicts our allowance for doubtful accounts, bad debt expense incurred or recovered and write offs during 2005, 2004 and 2003. The write offs recorded in 2004 primarily reflect accounts over two years old that were removed from both our accounts receivable and our allowance for doubtful accounts balances thus having no impact on our 2004 earnings. Write-offs of accounts receivable have no effect on either our results from operations or cash flows, only expense (recoveries) impact our earnings.

Allowance for Doubtful Accounts	2005	2004	2003
(dollars in thousands)
Balance at January 1	$2,055	$3,719	$3,183
Add: Charges (recoveries) to expense, net	74	802	862
Deduct: Write-offs	760	2,466	326

Balance at December 31	$1,369	$2,055	$3,719
Percentage of Gross Receivables	2.0%	3.1%	6.1%
   Inventories — Slow Moving and Obsolescence
     In connection with certain business arrangements, we maintain certain inventories for specific customers’ needs. In some of these arrangements, the customers are required to purchase the special inventory at the time that the inventory reaches a certain age. However, for other customer relationships and inventories, we are not protected from the risk of inventory loss. In such cases, we rely on available return privileges with vendors, if any. Therefore, in determining the net realizable value of inventories, we identify slow moving or obsolete inventories that (i) are not protected by our customer agreements from risk of loss, and (ii) are not eligible for return under various vendor return programs. Based upon these factors, we estimate the net realizable value of inventories and record any necessary adjustments as a charge to cost of sales. If our inventory return privileges were discontinued in the future, or if customers were unable to honor the provisions of certain contracts that protect us from inventory losses, our risk of loss associated with obsolete or slowing moving inventories would increase. The table below depicts our reserve for slow moving and obsolete inventory, incurred or recovered, and write-offs during 2005, 2004 and 2003. Write-offs of inventory have no effect on our earnings, only charges (recoveries) impact our earnings.

Inventory Reserve	2005	2004	2003
(dollars in thousands)
Balance at January 1	$5,168	$5,597	$6,702
Add: Charges (recoveries) to expense, net	1,208	(193)	5
Deduct: Write offs	1,261	236	1,110

Balance at December 31	$5,115	$5,168	$5,597
Percentage of Gross Inventory	8.0%	8.3%	9.1%
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
     During 2004, we determined that the future tax benefits associated with deductible goodwill amortization for tax purposes became fully realizable. Due to the extended reversal period and the uncertainty of projecting future taxable income over this period, the deferred tax asset associated with the goodwill amortization had been fully reserved with a valuation allowance. We made this determination primarily based on our projections of the future taxable income over the reversal period. This resulted in a $2.0 million (or $0.20 per diluted share for the year) reduction of the valuation allowance and an associated reduction of income tax expense for the year. We also reduced the valuation allowance by an additional $0.6 million (or $0.07 per diluted share for the year) for state net operating losses which became fully realizable during the prior year. In the future, if it becomes more likely than not that we will be able to utilize certain deferred tax benefits that are presently reserved with a valuation allowance, we may adjust the valuation allowance accordingly. In addition, if we experience a decline in earnings in the future, we may have to increase the valuation allowance. The remaining $0.6 million balance in the valuation allowance is for certain state net operating loss carryforwards.
   Self insurance and related reserves
     We are self-insured for certain losses relating to group health, worker’s compensation, and casualty losses, subject to an aggregate stop loss limit of $1.3 million. We utilize third party administrators to process and administer all related claims. We accrue an estimate for incurred but not reported claims and related expenses based upon historical experience. The accrual for incurred but not reported claims relating to group health, worker’s compensation, and casualty losses totaled approximately $1.5 million at December 31, 2005 and December 31, 2004. The accuracy of our accrual for incurred but not reported claims is entirely dependent on future events that are subject to change. Because we are self-insured, an increase in the volume (frequency) or amount (severity) of claims in the future may cause us to record additional expense that was not estimable at December 31, 2005. We are not aware of any increasing frequency or severity of individual claims.
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
Item 8. Financial Statements and Supplementary Data.
     The information required to be provided by this item is found on pages F-1 through F-25 of this Report.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
     None.

Item 9A. Controls and Procedures.
Disclosure Controls and Procedures
     Our senior management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
     No system of controls, no matter how well designed and operated, can provide absolute assurance that the objectives of the systems of controls are met, and no evaluation of controls can provide absolute assurance that the system of controls has operated effectively in all cases. Our system of disclosure controls and procedures, however, is designed to provide reasonable assurance that the objectives of disclosure controls and procedures are met.
     In accordance with Exchange Act Rules 13a-15(e) and 15d-15(e), we conducted an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, as well as other key members of our management, of the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based upon, and as of the date of, that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the Company’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.
Internal Control Over Financial Reporting
     There were no changes in our internal control over financial reporting, as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, during the fourth fiscal quarter of 2005 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
     Management’s report on the Company’s internal control over financial reporting as of December 31, 2005, including its assessment of the effectiveness of internal control over financial reporting as of that date, is included under the caption “Management’s Report on Internal Control Over Financial Reporting” on page F-2 of this Annual Report on Form 10-K. That assessment has been audited by Ernst & Young LLP, our independent registered public accounting firm, as stated in their report, which is included on page F-3 of this Report.
Item 9B. Other Information.
     None.
PART III
Item 10. Directors and Executive Officers of the Registrant.
     Our definitive Proxy Statement to be used in connection with the solicitation of proxies for the Company’s 2006 Annual Meeting of Stockholders, to be filed with the Commission, will contain information relating to our directors and audit committee, compliance with Section 16(a) of the Exchange Act, and our Code of Ethics applicable to our chief executive, financial and accounting officers, which is incorporated by reference into this Report. Information relating to our executive officers is included in Item 1 of this Report.

Item 11. Executive Compensation.
     The information contained under the heading “Executive Compensation” in the definitive Proxy Statement to be used in connection with the solicitation of proxies for the Company’s 2006 Annual Meeting of Stockholders, to be filed with the Commission, is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
     The information contained under the headings “Voting Securities and Principal Stockholders” and “Equity Compensation Awards” in the definitive Proxy Statement to be used in connection with the solicitation of proxies for the Company’s 2006 Annual Meeting of Stockholders, to be filed with the Commission, is incorporated herein by reference. For purposes of determining the aggregate market value of the Company’s voting stock held by nonaffiliates, shares held by all directors and executive officers of the Company have been excluded. The exclusion of such shares is not intended to, and shall not, constitute a determination as to which persons or entities may be “affiliates” of the Company as defined by the Commission.
Item 13. Certain Relationships and Related Transactions.
     The information contained under the heading “Certain Transactions” in the definitive Proxy Statement to be used in connection with the solicitation of proxies for the Company’s 2006 Annual Meeting of Stockholders, to be filed with the Commission, is incorporated herein by reference.
Item 14. Principal Accountants Fees and Services.
     The information contained under the heading “Independent Auditors” in the definitive Proxy Statement to be used in connection with the solicitation of proxies for the Company’s 2006 Annual Meeting of Stockholders, to be filed with the Commission, is incorporated herein by reference.
PART IV
Item 15. Exhibits and Financial Statement Schedules.
The following consolidated financial statements and notes thereto and financial statement schedules are filed as part of this Report:
(a) (1) Financial Statements
Management’s Annual Report on Internal Control over Financial Reporting
Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting
Report of Independent Registered Public Accounting Firm on the Financial Statements
Consolidated Balance Sheets as of December 31, 2005 and 2004.
Consolidated Statements of Income for the years ended December 31, 2005, 2004, and 2003.
Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2005, 2004, and 2003.
Consolidated Statements of Cash Flows for the years ended December 31, 2005, 2004, and 2003.
Notes to Consolidated Financial Statements and Schedule for the years ended December 31, 2005, 2004, and 2003.
(2) Financial Statement Schedule

Schedule II — Valuation and Qualifying Accounts
All other schedules have been omitted because any information required is included in the financial statements or notes.
(3) Exhibits
A list of the exhibits required to be filed as part of this Report by Item 601 of Regulation S-K, including those incorporated by reference, is set forth in the Exhibit Index beginning on page EI-1 immediately following page F-23 of this Form 10-K, which is incorporated herein by reference.
(b)	Exhibits. See Item 15(a)(3).

(c)	Financial Statement Schedules. See Item 15(a)(2).

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 3, 2006	INDUSTRIAL DISTRIBUTION GROUP, INC.

	By:	// Charles A. Lingenfelter

Charles A. Lingenfelter
President and Chief Executive Officer
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 3, 2006	// Charles A. Lingenfelter

Charles A. Lingenfelter
President, Chief Executive Officer, and Director
(Principal Executive Officer)

Date: March 3, 2006	// Jack P. Healey

Jack P. Healey
Executive Vice President, Chief Financial Officer, and Secretary
(Principal Financial and Accounting Officer)

Date: March 3, 2006	// Richard M. Seigel

Richard M. Seigel
Chairman of the Board

Date: March 3, 2006	// David K. Barth

David K. Barth
Director

Date: March 3, 2006	// William J. Burkland

William J. Burkland
Director

Date: March 3, 2006	// William R. Fenoglio

William R. Fenoglio
Director

Date: March 3, 2006	// William T. Parr

William T. Parr
Director

Date: March 3, 2006	// George L. Sachs, Jr.

George L. Sachs, Jr.
Director

Date: March 3, 2006	// Andrew B. Shearer

Andrew B. Shearer
Director

Management’s Annual Report on Internal Control over Financial Reporting
The management of Industrial Distribution Group, Inc. (the “Company”) is responsible for establishing and maintaining adequate internal control over financial reporting as that term is defined in rules 13a-15(f) and 15(d)-15(f) under the Exchange Act. Under those rules, internal control over financial reporting is defined as a process designed by, or under the supervision of, the Company’s principal executive officer and principal financial officer and effected by its Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America and includes those policies and procedures that:
(i)	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;

(ii)	provide reasonable assurance that the transactions are being recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

(iii)	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements under all potential conditions. Therefore, effective internal control over financial reporting provides only reasonable, and not absolute, assurance that a misstatement of our financial statements would be prevented or detected.
Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005, based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) Internal Control—Integrated Framework. Based on its assessment under that framework and the criteria established therein, management concluded the Company’s internal control over financial reporting was effective as of December 31, 2005.
Management’s assessment of the effectiveness of the Company’s internal control over financial reporting has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included herein.
March 2, 2006

Report of Independent Registered Public Accounting Firm on Internal Control
Over Financial Reporting
To the Stockholders and Board of Directors of
     Industrial Distribution Group, Inc.:
We have audited management’s assessment, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting, that Industrial Distribution Group, Inc. maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Industrial Distribution Group, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements, in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
In our opinion, management’s assessment that Industrial Distribution Group, Inc. maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Industrial Distribution Group, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Industrial Distribution Group, Inc. as of December 31, 2005 and 2004, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2005 of Industrial Distribution Group, Inc. and our report dated March 2, 2006 expressed an unqualified opinion thereon.
     /s/ Ernst & Young LLP
Atlanta, Georgia
March 2, 2006

Report of Independent Registered Public Accounting Firm on the Financial Statements
To the Stockholders and Board of Directors of
     Industrial Distribution Group, Inc.:
We have audited the accompanying consolidated balance sheets of Industrial Distribution Group, Inc. and Subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2005. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These consolidated financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Industrial Distribution Group, Inc. and Subsidiaries at December 31, 2005 and 2004, and the consolidated results of their operations and their cash flows for each of the three years in the period ending December 31, 2005, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule for the three years ended December 31, 2005, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Industrial Distribution Group, Inc.’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 2, 2006 expressed an unqualified opinion thereon.
     /s/ Ernst & Young LLP
Atlanta, Georgia
March 2, 2006

INDUSTRIAL DISTRIBUTION GROUP, INC.
AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2005 AND 2004
(in thousands, except share data)

	2005	2004
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$721	$3,164
Accounts receivable, net	65,661	64,582
Inventories, net	58,485	56,835
Deferred tax assets	3,652	4,363
Prepaid and other current assets	3,324	6,144

Total current assets	131,843	135,088
PROPERTY AND EQUIPMENT, NET	4,672	7,277
INTANGIBLE ASSETS, NET	201	243
DEFERRED TAX ASSETS	2,158	2,463
OTHER ASSETS	1,454	991

Total assets	$140,328	$146,062

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$83	$196
Accounts payable	47,684	47,960
Accrued compensation	2,891	4,095
Other accrued liabilities	5,545	5,615

Total current liabilities	56,203	57,866
LONG-TERM DEBT, NET OF CURRENT PORTION	12,818	22,085
OTHER LONG TERM LIABILITIES	996	1,328

Total liabilities	70,017	81,279

COMMITMENTS AND CONTINGENCIES (NOTE 11)
STOCKHOLDERS’ EQUITY (NOTE 9):
Preferred stock, $0.10 par value per share; 10,000,000 shares authorized, no shares issued or outstanding in 2005 and 2004	0	0
Common stock, $0.01 par value per share; 50,000,000 shares authorized, 9,382,515 issued and outstanding in 2005, 9,343,850 issued and outstanding in 2004	94	93
Additional paid-in capital	100,401	100,295
Accumulated deficit	(30,184)	(35,605)

Total stockholders’ equity	70,311	64,783

Total liabilities and stockholders’ equity	$140,328	$146,062

The accompanying notes are an integral part of these consolidated balance sheets.

INDUSTRIAL DISTRIBUTION GROUP, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
FOR THE YEARS ENDED DECEMBER 31, 2005, 2004, AND 2003
(in thousands, except share data)

	2005	2004	2003
NET SALES	$538,847	$529,175	$483,442
COST OF SALES	421,276	413,463	375,549

Gross profit	117,571	115,712	107,893
SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES	107,033	105,599	101,518

Operating income	10,538	10,113	6,375
INTEREST EXPENSE, NET	1,493	1,606	2,257
OTHER INCOME, NET	36	21	30

EARNINGS BEFORE INCOME TAXES	9,081	8,528	4,148
PROVISION FOR INCOME TAXES	3,660	1,214	1,787

NET EARNINGS	$5,421	$7,314	$2,361

EARNINGS PER COMMON SHARE:
Basic	$0.58	$0.78	$0.26

Diluted	$0.56	$0.75	$0.26

WEIGHTED AVERAGE SHARES:
Basic	9,394,140	9,339,276	8,991,822

Diluted	9,755,287	9,704,243	9,141,049

The accompanying notes are an integral part of these consolidated statements of income.

INDUSTRIAL DISTRIBUTION GROUP, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2005, 2004, AND 2003
(in thousands, except share data)

			ADDITIONAL	ACCUMULATED
	COMMON STOCK		PAID IN	EARNINGS
	SHARES	AMOUNT	CAPITAL	(DEFICIT)	TOTAL
BALANCE, DECEMBER 31, 2002	8,860,073	$88	$97,852	$(45,280)	$52,660
Sale of shares through employee stock purchase plan	93,719	1	233	0	234
Stock options exercised	233,943	3	836	0	839
Stock based compensation	0	0	40	0	40
Tax benefit from stock options exercised	0	0	180	0	180
Amortization of restricted stock	0	0	84	0	84
Net earnings	0	0	0	2,361	2,361

BALANCE, DECEMBER 31, 2003	9,187,735	$92	$99,225	$(42,919)	$56,398

Sale of shares through employee stock purchase plan	59,481	0	280	0	280
Stock options exercised	96,634	1	313	0	314
Stock based compensation	0	0	137	0	137
Tax benefit from stock options exercised	0	0	226	0	226
Amortization of restricted stock	0	0	114	0	114
Net earnings	0	0	0	7,314	7,314

BALANCE, DECEMBER 31, 2004	9,343,850	$93	$100,295	$(35,605)	$64,783

Sale of shares through employee stock purchase plan	48,129	0	363	0	363
Stock options exercised	55,617	1	184	0	185
Stock based compensation	0	0	177	0	177
Tax benefit from stock options exercised	0	0	125	0	125
Issuance of shares pursuant to executive restricted stock agreement	70,000	1	(1)	0	0
Tax benefit from restricted stock issuance	0	0	137	0	137
Amortization of restricted stock	0	0	271	0	271
Purchase of common stock	(135,081)	(1)	(1,150)	0	(1,151)
Net earnings	0	0	0	5,421	5,421

BALANCE, DECEMBER 31, 2005	9,382,515	$94	$100,401	$(30,184)	$70,311

The accompanying notes are an integral part of these consolidated statements.

INDUSTRIAL DISTRIBUTION GROUP, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2005, 2004, AND 2003
(in thousands)

	2005	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$5,421	$7,314	$2,361

Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	1,226	909	2,305
Gain on sale of assets	(555)	(66)	(404)
Deferred income taxes	1,016	(1,023)	597
Stock based compensation expense	177	137	40
Income tax benefit of stock options exercised	125	226	180
Amortization of restricted stock	271	114	84
Income tax benefit of restricted stock issuance	137	0	0
Changes in operating assets and liabilities, net of business unit sold:
Accounts receivable, net	(1,952)	(7,475)	523
Inventories, net	(2,239)	(824)	1,554
Prepaids and other assets	2,950	(561)	(959)
Accounts payable	650	8,291	(582)
Accrued compensation	(1,178)	1,864	352
Other accrued liabilities	(478)	(1,513)	1,373

Total adjustments	150	79	5,063

Net cash provided by operating activities	5,571	7,393	7,424

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property and equipment, net	(519)	(1,040)	(495)
Proceeds from the sale of business unit and other	789	5	0
Proceeds from the sale of property and equipment	2,297	127	3,055

Net cash provided by (used in) investing activities	2,567	(908)	2,560

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock, net of issuance cost	548	594	1,073
Purchase of common stock	(1,151)	0	0
Repayments on revolving credit facility	(156,241)	(113,160)	(125,350)
Borrowings on revolving credit facility	147,341	109,010	117,300
Short-term debt (repayments) borrowings	(113)	11	0
Long-term debt repayments	(367)	(113)	(1,780)
Premium payments on management liability insurance	0	0	(930)
Deferred loan costs	(598)	0	(412)

Net cash used in financing activities	(10,581)	(3,658)	(10,099)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(2,443)	2,827	(115)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	3,164	337	452

CASH AND CASH EQUIVALENTS, END OF YEAR	$721	$3,164	$337

SUPPLEMENTAL DISCLOSURES:
Interest paid	$1,056	$1,289	$1,588

Income taxes paid (refunded)	$1,584	$4,478	$(550)

The accompanying notes are in integral part of these consolidated statements.

INDUSTRIAL DISTRIBUTION GROUP, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE
DECEMBER 31, 2005, 2004, AND 2003
1. BASIS OF PRESENTATION
Organization and Business
Industrial Distribution Group, Inc. (“IDG” or the “Company”), a Delaware corporation, was formed on February 12, 1997 to create a nationwide supplier of cost-effective, Flexible Procurement Solutions™ for manufacturers and other users of maintenance, repair, operating, and production (“MROP”) products. The Company conducts business in 49 states and two foreign countries, providing expertise in the procurement, management, and application of MROP products to a wide range of industries.
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
Accounts Receivable
Accounts receivable is composed of trade receivables that are credit based and do not require collateral. An allowance for doubtful accounts has been established based on the Company’s collection experience and an assessment of the collectibility of specific accounts. The Company evaluates the collectibility of accounts receivable based on a combination of factors. Initially, the Company estimates an allowance for doubtful accounts as a percentage of accounts receivable based on historical collections experience. This initial estimate is periodically adjusted when the Company becomes aware of a specific customer’s inability to meet its financial obligations (e.g., bankruptcy filing) or as a result of changes in the overall aging of accounts receivable. On October 1, 2004 the Company implemented a policy to write-off all uncollectible accounts past due for more than a two-year period. As a result of the policy, $44,000 and $1,315,000 in fully reserved accounts receivable were written off against the allowance for doubtful accounts for the years ended December 31, 2005 and 2004, respectively. During 2005, 2004, and 2003, the Company incurred bad debt expense related to trade receivables of $74,000, $802,000, and $862,000, respectively. The allowance for doubtful accounts amounted to $1,369,000 and $2,055,000 as of December 31, 2005 and 2004, respectively.

Inventories
Inventories consist primarily of merchandise purchased for resale. Inventory on consignment at customer locations was 11.0% and 10.9% of the total gross inventory balance as of December 31, 2005 and 2004, respectively. Inventory is stated at the lower of cost or market value, and market is considered to be net realizable value. Cost is determined on a first-in first-out, weighted average basis. In determining the realizable value, the Company identifies slow moving or obsolete inventories that are not eligible for return under various vendor return programs and estimates appropriate loss provisions related thereto. Management evaluates the adequacy of the loss provisions regularly, with any adjustments charged to cost of sales. The Company recorded inventory expense or (recoveries) of $1,208,000, ($193,000), and $5,000, in 2005, 2004 and 2003, respectively. The reserve for obsolete and slow moving inventories was $5,115,000 and $5,168,000 as of December 31, 2005 and 2004, respectively.
Property and Equipment
Property and equipment are recorded at cost. Expenditures for repairs and maintenance are expensed as incurred. Upon retirement or disposal of assets, the cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is recognized in selling, general and administrative expense in the statements of income. Depreciation is computed using the straight-line method over the following estimated useful lives:

Buildings and improvements	40 years
Leasehold improvements	Lesser of useful life or the lease term
Furniture, fixtures, and equipment	5-10 years
Computer hardware and software	3-5 years
Other Intangible Assets
The Company has separable intangible assets that are deemed to have definite lives and which are amortized over those useful lives. The Company has no goodwill or other intangible assets with indefinite useful lives. The gross carrying value of the intangible assets was $671,000. The Company recorded amortization expense of $42,000, $44,000, and $68,000, in 2005, 2004 and 2003, respectively. The aggregate estimated amortization expense related to other identifiable intangible assets for the years 2006 to 2010 is $199,000.
Long-Lived Assets
The Company assesses its long-lived assets for impairment whenever facts and circumstances indicate that the carrying amount may not be fully recoverable in accordance with SFAS No. 144, “Accounting for the Impairment of Long-lived assets.” Long-lived assets are reported at the lower of carrying amount or fair value less cost to sell. To analyze recoverability, the Company projects undiscounted net future cash flows over the remaining life of such assets. If these projected cash flows are less than the carrying amount, an impairment would be recognized, resulting in a write-down of assets with a corresponding charge to earnings. Impairment losses, if any, are measured based upon the difference between the carrying amount and the fair value of the assets. Management believes the long-lived assets in the accompanying consolidated balance sheets are fairly valued.
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
During 2004, the Company determined that it was more likely than not that future tax benefits associated with certain state tax net operating loss carryforwards and deductible goodwill amortization for tax purposes would be realizable. The deferred tax assets associated with certain state net operating loss carryforwards and future goodwill amortization had been fully reserved with a valuation allowance primarily due to the assets’ extended reversal period and the uncertainty of future taxable income over this period. The Company made the determination to reverse the valuation allowance primarily based on its 2004 taxable income and projections of future taxable income over the reversal period. This resulted in a $2,595,000 ($0.27 per diluted share for the year) reduction of the valuation allowance and an associated reduction of the provision for income tax expense. The valuation allowance for net deferred tax assets was $561,000 as of December 31, 2005 and 2004, respectively. The valuation allowance for deferred tax assets at December 31, 2005 and 2004 was primarily for state net operating loss carryforwards for which the Company believes sufficient taxable income will not be realized prior to expiration.
Deferred Loan Costs
The Company capitalizes incremental and direct costs associated with the issuance of debt. These costs include legal fees, due diligence fees, and similar items. Deferred loan costs are amortized over the life of the related debt instrument and are classified as a non-current asset on the accompanying consolidated balance sheets. In conjunction with the amendment of its Credit Facility during 2005, $598,000 of costs were incurred and capitalized. These costs were combined with a $220,000 balance of deferred loan costs that existed prior to the amendment and will be amortized over the term of the amended agreement. Amortization expense related to deferred loan costs for the years ended December 31, 2005, 2004, and 2003 was $202,000, $240,000, and $288,000, respectively. Such amortization is classified as interest expense in the accompanying statements of income. As of December 31, 2005 and 2004, the net book value of the Company’s deferred loan costs was $736,000, and $340,000, respectively.
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
Flexible Procurement Solutions or “FPS” arrangements combine the sale of products with value added services, including providing customers with expertise in product application and process improvements. FPS revenues typically include both a product and service component, with the product sale accounting for substantially all of the revenue and costs. The service component is billed separately as services are rendered. These revenues are typically associated with site management, carrying costs associated with inventory, and administrative fees. These service revenues amounted to $22,470,000 or 4.2% of the Company’s total revenue for the year ended December 31, 2005, and $23,580,000 or 4.5% for the year ended December 31, 2004. All revenues are recognized after the services have been performed.
Software Costs
The Company does not sell or lease software. The Company’s proprietary Flexible Procurement Solutions™ or ‘FPS’ software programs are used to combine the sale of its MROP products with value added services. The Company does not charge for this software used at customer sites. The FPS Software was acquired through the acquisition of one of its companies in 1997. The Company incurs maintenance costs which are expensed as incurred.

Volume Rebates
In circumstances where the Company offers volume rebates to customers, those volume rebates are estimated at the time of sale and netted against revenues earned. Volume rebates received from vendors are recorded as a reduction of cost of sales at the time the rebate is estimated to be earned and appropriate provisions are made in the valuation of inventory to account for the reduction in cost.
Shipping and Handling Costs
The Company’s freight-in is recorded in cost of sales and freight-out is included in selling, general, and administrative expenses. Freight-out totaled $4,784,000, $5,067,000, and $4,425,000, for the years ended December 31, 2005, 2004, and 2003, respectively.
Financial Instruments
The Company’s carrying value of financial instruments approximates fair value due to the short maturity of those instruments (cash, trade receivables, accounts payable, and accrued liabilities), or, in the case of debt, due to the instrument having a variable interest rate. Credit risk on trade receivables is minimized by the large and diverse nature of the Company’s customer base. No one customer represented more than 5% of the Company’s accounts receivable or sales for the periods presented. The Company’s international sales represent no more than 1.2% of sales for any of the periods presented.
Insurance Reserves
The Company is self-insured for certain losses relating to group health, worker’s compensation, and casualty losses, subject to specific aggregate stop loss limits. Third-party administrators are used to process and administer all related claims. The Company accrues an estimate for insurance expense on a monthly basis based upon claim estimates. The Company’s insurance liability for incurred but not reported or unpaid claims is estimated based on the Company’s historical actual claims experience rate.
Stock-Based Compensation
The Company has stock-based employee compensation plans, described more fully in Note 9. Prior to 2003, the Company accounted for these plans under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. Effective January 1, 2003, the Company adopted the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation.” Under the prospective method of adoption selected by the Company under the provisions of SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure,” the recognition provisions have been applied to all employee awards granted, modified, or settled after January 1, 2003.
The expense related to stock-based compensation included in the determination of net earnings for December 31, 2005, 2004 and 2003 was less than that which would have been recognized if the fair value method had been applied to all awards granted after the original effective date of SFAS No. 123. If the Company had elected to adopt the fair value recognition provisions of SFAS No. 123 as of its original effective date, pro forma net earnings and diluted net earnings per share would be as follows (in thousands, except per share data):

	2005	2004	2003
Net earnings as reported	$5,421	$7,314	$2,361
Add: Total stock-based compensation expense included in the determination of net earnings as reported, net of tax	332	208	88
Deduct: Total stock-based compensation expense determined under fair-value based method for all awards, net of tax	410	429	413

Pro forma net earnings	$5,343	$7,093	$2,036
Basic earnings per common share:
As reported	$0.58	$0.78	$0.26
Pro forma	$0.57	$0.76	$0.23
Diluted earnings per common share:
As reported	$0.56	$0.75	$0.26
Pro forma	$0.55	$0.73	$0.22
New Accounting Pronouncements
In June 2005, the Financial Accounting Standards Board’s Emerging Issues Task Force (“EITF”) issued EITF 05-06, “Determining the Amortization Period for Leasehold Improvements Purchased after Lease Inception or Acquired in a Business Combination,” which addresses the amortization period for leasehold improvements in operating leases that are either (a) purchased subsequent to the inception of the lease or (b) acquired in a business combination. The Company considered EITF 05-06 and it did not have a material impact on the Company’s consolidated financial statements.
In March 2005, the Financial Accounting Standards Board issued FASB Interpretation (“FIN”) No. 47, “Accounting for Conditional Asset Retirement Obligations, an Interpretation of FASB Statement No. 143”. A conditional asset retirement obligation refers to a legal obligation to retire assets where the timing and/or method of settlement are conditioned on future events. FIN No. 47 requires an entity to recognize a liability for the fair value of a conditional asset retirement obligation when incurred if the liability’s fair value can be reasonably estimated. We adopted the provisions of FIN No. 47 in 2005. The adoption of this Interpretation did not have a material impact on our consolidated financial position, results of operations or cash flows.
The Company adopted the fair-value-based method of accounting for share-based payments effective January 1, 2003 using the prospective method described in Statement of Financial Accounting Standards (“SFAS”) No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure.” Currently, the Company uses the Black-Scholes-Merton formula to estimate the value of stock options granted to employees and expects to continue to use this acceptable option valuation model upon the required adoption of the revision of SFAS No. 123 “Accounting for Stock-Based Compensation” (“SFAS No. 123R”). The effective date of SFAS No. 123R is January 1, 2006, for calendar year companies. Because SFAS No. 123R must be applied not only to new awards but to previously granted awards that are not fully vested on the effective date, and because the Company adopted SFAS No. 123 “Accounting for Stock-Based Compensation” using the prospective transition method (which applied only to awards granted, modified or settled after the adoption date), compensation cost for some previously granted awards that were not recognized under SFAS No. 123 may be recognized under SFAS No. 123R. However, had the Company adopted SFAS No. 123R in prior periods, the impact of that standard would have approximated the impact of SFAS No. 123 as described previously in the disclosure of pro forma net earnings per common share to the Company’s consolidated financial statements. SFAS No. 123R also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. While the Company cannot estimate what those amounts will be in the future (because they depend on, among other things, when employees exercise stock options), the amount of operating cash flows recognized for such excess tax deductions were $262,000, $226,000, and $180,000 in 2005, 2004, and 2003, respectively.

Segments
SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information,” requires that an enterprise disclose certain information about operating segments. The Company considers its entire business as one operating segment for purposes of SFAS No. 131.
3.	DIVESTITURES

During 2005, the Company sold the net assets of one of its operating subsidiaries. Assets and liabilities with a net book value of approximately $651,000 were sold for total consideration of $789,000, resulting in a gain of $138,000. The gain has been classified as an offset to selling, general and administrative expenses in the accompanying 2005 statements of income.

4.	NOTE RECEIVABLE

During 2004, the Company entered into a note receivable in conjunction with the sale of an asset in the amount of $1,000,000, before discounting. The note has an implicit interest rate of 3.1% and is unsecured. The balance of the note receivable was $250,000 and $700,000 for the years ended December 31, 2005 and 2004, respectively. The remaining $250,000 is classified as an other asset on the accompanying balance sheets as of December 31, 2005.

5.	PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at December 31, 2005 and 2004 (in thousands):

	2005	2004
Land, building, and improvements	$2,865	$4,639
Leasehold improvements	2,160	2,733
Furniture, fixtures, and equipment	6,973	6,974
Computer hardware and software	3,763	3,899

Total property and equipment	15,761	18,245
Less accumulated depreciation	(11,089)	(10,968)

Property and equipment, net	$4,672	$7,277

Depreciation expense totaled $1,184,000, $865,000, and $1,957,000 for the years ended December 31, 2005, 2004, and 2003, respectively.
6.	SALE OF PROPERTY

During 2005, the Company sold a property, located in Greensboro, NC, in a continued effort to consolidate warehouse facilities, improve logistic efficiencies and reduce assets. The Greensboro property sold for $2,249,000, net of closing costs. The gain associated with this sale was $401,000 and is classified as a component of selling, general, and administrative expenses. There were no relocation or severance costs associated with this sale of property. This sale was part of the Company’s facility rationalization plan initiated in 2002.

During 2003, the Company sold properties located in Bridgeport, Connecticut, Tucker, Georgia, and Tacoma, Washington, in a continued effort to consolidate warehouse facilities and reduce assets. Collectively, these properties sold for $3,019,000, net of closing costs. Costs associated with the closing of these facilities was expensed as incurred. The cumulative gain of $568,000 and associated relocation and severance costs of $353,000 related to these transactions are reported in selling, general, and administrative expenses in the December 31, 2003 consolidated statements of income.

7.	LONG-TERM DEBT

At December 31, 2005 and 2004, long-term debt consisted of the following (in thousands):

	2005	2004
Revolving credit facility (Note 8)	$12,800	$21,700
Other	101	581

Total debt	12,901	22,281
Less current portion	(83)	(196)

Total long-term debt	$12,818	$22,085

Maturities of long-term debt as of December 31, 2005 are as follows (in thousands):

2006	$0
2007	18
2008	0
2009	0
2010	12,800
Thereafter	0

$12,818

For the years ended December 31, 2005, 2004, and 2003, the Company incurred interest expense of $1,527,000, $1,630,000, and $2,278,000, respectively. The long-term debt of the Company’s revolving credit facility has a first priority security interest.

8.	REVOLVING CREDIT FACILITY

In December 2000, the Company entered into a $100,000,000 revolving credit facility with a five financial institution syndicate. On July 18, 2005, the Company amended this agreement to extend it to July 18, 2010 and to provide a $75,000,000 credit facility with an accordion option enabling the Company to expand the facility to $110,000,000. The agreement provides that the facility may be used for operations and acquisitions, and provides $7,500,000 for swinglines and $10,000,000 for letters of credit. Amounts outstanding under the credit facility bear interest at either the lead bank’s corporate rate or LIBOR, as selected by the Company from time to time, plus applicable margins. This rate was 5.7% and 4.7% at December 31, 2005 and 2004, respectively. There is an annual commitment fee on the unused portion of the facility equal to 25 basis points of the average daily unused capacity during the term. Commitment fees totaled $166,000 and $173,000 in 2005 and 2004, respectively. The amounts outstanding under the facility at December 31, 2005 and 2004 were $12,800,000 and $21,700,000, respectively, which are classified as long-term liabilities in the consolidated balance sheets. Additionally, the Company had outstanding letters of credit of $1,627,000 and $2,050,000 under the facility at December 31, 2005 and 2004, respectively. At December 31, 2004, the revolving credit facility contained various covenants pertaining to the maintenance of certain financial ratios. These covenants included requirements for fixed charge coverage, net worth, and capital expenditures, among other restrictions. Financial covenants under the amended Credit Facility are required if the monthly average excess availability under the line falls below $15.0 million. In such case, the Credit Facility contains a requirement for fixed charge coverage of 1.1:1.0. The Company has the ability to repurchase up to $5.0 million of its common stock during any one fiscal year under the terms of the agreement. Covenants under the amended Credit Facility prohibit the payment of cash dividends, among various other restrictions. The Company was in compliance with the covenants as of December 31, 2005 and 2004.

9.	CAPITAL STOCK
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

In August 2000, the Board of Directors designated 1,000,000 shares of the Company’s previously authorized 10,000,000 shares of preferred stock as Series A Participating Cumulative Preferred Stock, as required for the Stockholder Rights Plan. There was no preferred stock issued or outstanding at December 31, 2005 and 2004.
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
Common Stock
Options are included in the computation of diluted earnings per share (“EPS”) where the options’ exercise price is less than the average market price of the common shares during the period. Common equivalent shares from stock options and restricted stock awards during the years ended December 31, 2005, 2004, and 2003 had a dilutive effect of 361,147, 364,967, and 149,227 shares, respectively, to the weighted average common shares outstanding using the treasury stock method. During 2005, 2004, and 2003, options where the exercise price exceeded the average market price of the common shares totaled 61,495, 57,295, and 376,861, respectively. The options expire ten years from the date of grant and vest ratably over three-to-four year periods. At December 31, 2005, the Company has several stock-based compensation plans, which are described below.
The total fair value of options granted in 2005, 2004, and 2003 was $207,000, $181,000, and $43,000, respectively. The weighted average fair value of the options on the date of grant in 2005, 2004, and 2003 was $5.05, $3.61, and $1.87, respectively.
The fair value of each option grant was estimated on the date of grant using the Black-Scholes-Merton option-pricing model with the following weighted average assumptions:

	2005	2004	2003

Expected life (years)	7	7	7
Dividend yield	0%	0%	0%
Expected stock price volatility	52%	56%	58%
Risk-free interest rate (low-high)	3.74% - 4.60%	3.17% - 4.51%	3.62%
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
Stock Repurchase Program
The Company’s Board of Directors approved, on February 23, 2005, a program for the Company to repurchase up to $5,000,000 of its outstanding common shares over a 24-month period from the adoption of the program. During the year ended December 31, 2005, the Company repurchased 135,081 shares for an average price per share of $8.53.
Stock Incentive Plan
In July 1997, the Company adopted its stock incentive plan to provide key employees, officers, and directors an opportunity to own common stock of the Company and to provide incentives for such persons to promote the financial success of the Company. Awards under the stock incentive plan may be structured in a variety of ways, including incentive and nonqualified stock options, shares of common stock subject to terms and conditions set by the Board of Directors (“restricted stock awards”), and stock appreciation rights (“SARs”). Incentive stock options may be granted only to full-time employees (including officers) of the Company and any subsidiaries. Nonqualified options, restricted stock awards, SARs, and other permitted forms of awards may be granted to any person employed by or performing services for the Company, including directors. The stock incentive plan provides for the issuance of an aggregate number of shares of common stock equal to 15% of the Company’s diluted shares of common stock outstanding from time to time, subject to the issuance of a maximum of 1,000,000 shares pursuant to incentive stock options. The Company currently has 250,085 shares available for issue under the stock incentive plan.
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
A summary of the status of the stock incentive plan as of December 31, 2005, 2004, and 2003 and changes during the years then ended is presented in the table below:

	2005		2004		2003
		WEIGHTED-		WEIGHTED-		WEIGHTED-
		AVERAGE		AVERAGE		AVERAGE
		EXERCISE		EXERCISE		EXERCISE
	SHARES	PRICE	SHARES	PRICE	SHARES	PRICE
Outstanding at beginning of year	914,669	$4.61	1,026,336	$4.45	1,263,959	$4.34
Granted	30,000	$8.33	25,000	$5.50	25,000	$3.06
Forfeited and surrendered	(20,205)	$4.05	(40,033)	$2.26	(28,680)	$5.53
Exercised	(55,617)	$3.34	(96,634)	$3.25	(233,943)	$3.56

Outstanding at end of year	868,847	$4.83	914,669	$4.61	1,026,336	$4.45

Exercisable at end of year	813,847	$4.70	773,005	$4.82	677,661	$5.38

The following table summarizes information about all stock options outstanding at December 31, 2005:

		OPTIONS OUTSTANDING		OPTIONS EXERCISABLE
		WEIGHTED	WEIGHTED-		WEIGHTED-
		REMAINING	AVERAGE	EXERCISABLE	AVERAGE
RANGE OF EXERCISE	OUTSTANDING	CONTRACTUAL	EXERCISE	AT	EXERCISE
PRICE	AT 12/31/05	LIFE	PRICE	12/31/05	PRICE
$1.65 — 5.00	482,196	5.95	$2.39	473,861	$2.38
$5.01—10.00	330,156	4.07	$6.55	283,491	$6.42
$10.01 — 15.00	15,000	2.67	$11.44	15,000	$11.44
$15.01 — 20.00	41,495	1.75	$17.07	41,495	$17.07

	868,847	4.98	$4.83	813,847	$4.70

Employee Stock Purchase Plan
In 1997, the Company adopted an employee stock purchase plan (the “Stock Purchase Plan”) under which qualified employees of the Company and its subsidiaries have the right to purchase shares of common stock on a quarterly basis through payroll deductions by the employee. The Stock Purchase Plan is administered by the compensation committee of the Company’s Board of Directors. The Stock Purchase Plan was amended at the Annual Shareholder’s meeting on May 16, 2002 to increase the available shares under the plan from 500,000 to 1,000,000. The second amendment to the Stock Purchase Plan, effective July 1, 2005, was approved by the Board of Directors on April 29, 2005. The amendment changed the price paid for a share of common stock under the plan to 95% of the fair market value (as defined in the Stock Purchase Plan) of a share of common stock at the beginning of the month. The amount of any participant’s payroll deductions or cash contributions made pursuant to the Stock Purchase Plan may not exceed 10% of such participant’s total annual compensation and may not exceed $25,000 per year. Shares issued in 2005, 2004, and 2003 under the Stock Purchase Plan were 48,129 shares, 59,481 shares, and 93,719 shares, respectively. The Company has issued 935,868 shares under the Stock Purchase Plan as of December 31, 2005.
Management Incentive Plan
In 1998, the Company adopted a management incentive plan, whereby management may be awarded shares of stock or restricted stock based on attaining certain performance goals. During 2005 the Company issued 82,136 shares with a fair value of $726,090. In November 2005, a former executive forfeited 31,260 shares. The Company issued 45,785 shares in 2004. The Company did not issue any shares in 2003 under the plan. The Company may issue shares in 2006 for 2005 performance based on the terms of the stock incentive plan. A maximum of 250,000 shares of common stock may be issued at fair market value under this fixed plan. The Company has issued 140,307 shares under the management incentive plan as of December 31, 2005. The Company currently has 109,693 shares available for issue under the management incentive plan.
Non-Stockholder Approved Equity Arrangements
In January 2005, the Company issued 6,250 shares, with a fair value of $52,000, of restricted common stock as inducement for employment. In February 2004, the Company issued 10,000 shares, with a fair value of $62,000, of restricted common stock as inducement for employment. These shares vest three years from the date of issuance. The value of such stock is established by the market price on the date of grant and is recorded to compensation expense ratably over the applicable restricted stock vesting period. In December 2004, a former executive forfeited 10,000 restricted shares, issued in May 2002, with a fair value of $31,000.
10. INCOME TAXES
The provision for income taxes includes income taxes deferred because of temporary differences between financial statement and tax bases of assets and liabilities and consisted of the following for the years ended December 31, 2005, 2004, and 2003 (in thousands):

	2005	2004	2003
Current	$2,644	$2,237	$1,190
Deferred	1,016	(1,023)	597

Total provision	$3,660	$1,214	$1,787

The provision for income taxes for the years ended December 31, 2005, 2004, and 2003 differs from the amount computed by applying the statutory rate of 34% due to the following (in thousands):

	2005	2004	2003
Tax at federal statutory rate	$3,088	$2,900	$1,526
State income tax, net of federal benefit	405	333	193
Nondeductible expenses	245	269	214
Change in valuation allowance	0	(2,595)	0
Tax contingency reserve and other	(78)	307	(146)

Provision for income taxes	$3,660	$1,214	$1,787

Deferred taxes are recorded based on differences between the financial statement and tax bases of assets and liabilities. Temporary differences, which give rise to a significant portion of deferred tax assets and liabilities at December 31, 2005 and 2004, are as follows (in thousands):

	2005	2004
Deferred tax assets:
Allowance for doubtful accounts	$527	$779
Accrued employee benefits	32	47
Capitalized inventory costs	495	603
Inventory allowance	1,607	1,959
Accrued liabilities	841	933
Net operating loss carryforwards	788	835
Book in excess of tax depreciation	247	492
Book in excess of tax amortization	1,830	2,027
Valuation allowance	(561)	(561)
Other	133	159

Total deferred tax assets	5,939	7,273

Deferred tax liabilities:
Intangible storeroom management contract	(76)	(91)
Step-up in asset basis	(53)	(356)

Total deferred liabilities	(129)	(447)

Net deferred tax assets	$5,810	$6,826

The Company has net operating loss carryforwards for state income tax purposes of approximately $16,400,000 as of December 31, 2005, which expire in various years through 2023. The related deferred tax asset for these state net operating loss carryforwards is approximately $658,000 as of December 31, 2005.
Significant management judgment is required in determining whether any valuation allowance should be recorded against the Company’s net deferred tax asset. A valuation allowance of $561,000 has been provided at December 31, 2005 and December 31, 2004, to offset the related deferred tax assets due to uncertainty of realizing the benefit of certain U.S. federal and state net operating losses. Despite the valuation allowance, the income tax benefits related to these deferred tax assets will remain available to offset the tax liability of future taxable income. For the year ended December 31, 2004, the valuation allowance decreased by approximately $2.6 million to recognize the deferred tax asset related to certain tax deductible goodwill amortization and state net operating losses as the Company believed it was more likely than not that these assets would be realized in the future.

11. COMMITMENTS AND CONTINGENCIES
Operating Leases
The Company leases certain warehouse and office facilities as well as certain vehicles and office equipment under operating leases. Management expects that in the normal course of business, leases that expire will be renewed or replaced by other leases. The minimum future rental payments, net of sublease revenues, under all leases as of December 31, 2005 were as follows (in thousands):

2006	$5,240
2007	4,075
2008	3,410
2009	2,411
2010	1,483
Thereafter	10,728

$27,347

During the years ended December 31, 2005, 2004, and 2003, gross rental expense under operating leases totaled $4,123,000, $6,480,000, and $7,833,000, respectively, with related sub-lease rental income of $611,000, $212,000, and $251,000, respectively. Certain of the Company’s operating leases contain escalating rent payments over the lease term. For these leases, the Company recognizes rent expense on a straight-line basis over the lease term. The liability for future rent payments recognized on a straight-line basis was $1,247,000 and $1,043,000 at December 31, 2005 and 2004, respectively.
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
12. SAVINGS PLANS
All employees who are age 21 or older and have completed 30 days of service are eligible to participate in the Company’s 401(k) plan (the “Plan”). Employees are eligible to receive matching contributions from the Company after they have completed one year of service. Once eligibility requirements are met, employees may contribute between 1% and 75% of their compensation to the Plan, subject to tax law limitations. For 2005 the Company matched, at its sole discretion, 33% of employee contributions up to a maximum of 6% of the employee annual salary. For 2004 and 2003, the Company matched, at its sole discretion, 25% of employee contributions up to a maximum of 1 1/2% of the employee’s salary. Total company contributions to the Plan during 2005, 2004, and 2003 were $633,000, $440,000, and $419,000, respectively.
13. RELATED-PARTY TRANSACTIONS
The Company leases facilities from related parties including directors and officers of the Company. The Company believes that the monthly rent and other terms of these leases are not less favorable to the Company than could be obtained from unaffiliated parties for comparable properties in the respective geographic areas. Renewal of these leases, if applicable, is based on management’s best estimate of market value. Rental expense recognized under leases from directors and officers of the Company was $438,000, $436,000, and $437,000 for the years ended December 31, 2005, 2004, and 2003, respectively. Rental expense recognized under leases from other related parties was $198,800, $313,000, and $526,000 for the years ended December 31, 2005, 2004, and 2003, respectively.
14. INTERIM FINANCIAL INFORMATION (UNAUDITED)
The Company’s unaudited quarterly results of operations for the fiscal years ended December 31, 2005 and 2004 are as follows (in thousands, except for per share amounts):

	2005
	FIRST	SECOND	THIRD	FOURTH
	QUARTER	QUARTER	QUARTER	QUARTER
Net sales	$137,948	$135,618	$135,212	$130,069
Cost of sales	108,997	105,823	105,502	100,954

Gross profit	28,951	29,795	29,710	29,115
Selling, general and administrative expenses	26,553	26,791	27,310	26,379

Operating income	2,398	3,004	2,400	2,736
Interest expense, net	425	425	367	276
Other expense (income), net	1	0	(39)	2

Earnings before income taxes	1,972	2,579	2,072	2,458
Provision for income taxes	747	1,013	920	980

Net earnings	$1,225	$1,566	$1,152	$1,478

Earnings per share:
Basic earnings per common share	$0.13	$0.17	$0.12	$0.16

Diluted earnings per common share	$0.13	$0.16	$0.12	$0.15

	2004
	FIRST	SECOND	THIRD	FOURTH
	QUARTER	QUARTER	QUARTER	QUARTER
Net sales	$126,141	$133,926	$134,539	$134,569
Cost of sales	98,239	104,908	105,740	104,576

Gross profit	27,902	29,018	28,799	29,993
Selling, general and administrative expenses	25,893	26,315	26,123	27,268

Operating income	2,009	2,703	2,676	2,725
Interest expense, net	389	415	394	408
Other expense (income), net	(24)	23	2	(22)

Earnings before income taxes	1,644	2,265	2,280	2,339
Provision (benefit) for income taxes	631	869	(1,195)	909

Net earnings	$1,013	$1,396	$3,475	$1,430

Earnings per share:
Basic earnings per common share	$0.11	$0.15	$0.37	$0.15

Diluted earnings per common share(*)	$0.11	$0.14	$0.36	$0.15

(*)	The sum of the diluted earnings per common share does not equal the total for the year due to the weighted average shares calculation and rounding.

INDUSTRIAL DISTRIBUTION GROUP, INC.
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
FOR THE YEARS ENDED DECEMBER 31, 2005, 2004, AND 2003
(in thousands)
ALLOWANCE FOR DOUBTFUL ACCOUNTS

		ADDITIONS
		CHARGED
	BALANCE	TO COSTS
	AT	AND		BALANCE AT
	BEGINNING	EXPENSES		END OF
DESCRIPTION	OF PERIOD	NET(1)	DEDUCTIONS	PERIOD
Year ended December 31, 2005:
Allowance for doubtful accounts	$2,055	74	760	$1,369
Year ended December 31, 2004:
Allowance for doubtful accounts	$3,719	802	2,466	$2,055
Year ended December 31, 2003:
Allowance for doubtful accounts	$3,183	862	326	$3,719

(1)	Amounts charged to costs and expenses are net of adjustments and recoveries to state the allowance based on the Company’s historical collections experience and management’s assessment of the collectibility of specific accounts.
INVENTORY RESERVE

		ADDITIONS
		CHARGED
		TO COSTS
	BALANCE AT	AND		BALANCE AT
	BEGINNING	EXPENSES		END OF
DESCRIPTION	OF PERIOD	NET(1)	DEDUCTIONS(2)	PERIOD
Year ended December 31, 2005:
Inventory reserve	$5,168	1,208	1,261	$5,115
Year ended December 31, 2004:
Inventory reserve	$5,597	(193)	236	$5,168
Year ended December 31, 2003:
Inventory reserve	$6,702	5	1,110	$5,597

(1)	Amounts charged to costs and expenses are net of adjustments to state the reserve based on the Company’s experience and management’s assessment of the net realizable value of specific inventory items.

(2)	Deductions represent the write off of obsolete inventory.

VALUATION ALLOWANCE

		ADDITIONS
		CHARGED
		TO COSTS
	BALANCE AT	AND		BALANCE AT
	BEGINNING	EXPENSES		END OF
DESCRIPTION	OF PERIOD	NET(1)	DEDUCTIONS (2)	PERIOD
Year ended December 31, 2005:
Valuation allowance	$561	0	0	$561
Year ended December 31, 2004:
Valuation allowance	$3,156	0	2,595	$561
Year ended December 31, 2003:
Valuation allowance	$3,156	0	0	$3,156

(1)	These amounts represent the recording of the valuation allowance for deferred tax assets.

(2)	These amounts represent the reduction of the valuation allowance for deferred tax associated with certain state tax net operating loss carryforwards and future goodwill amortization.

EXHIBIT INDEX
     The exhibits set forth below are required to be filed with this Report pursuant to Item 601 of Regulation S-K:

Exhibit
Number	Description of Exhibit
3.1	Certificate of Incorporation, as amended, of the Company (filed as Exhibit 3.1 of the Company’s Registration Statement on Form S-1 (File No. 333-36233) is hereby incorporated by reference)

3.2	Bylaws of the Company (filed as Exhibit 3.2 of the Company’s Registration Statement on Form S-1 (File No. 333-36233) is hereby incorporated by reference)

4.1	Form of Common Stock Certificate of the Company (filed as Exhibit 4.1 of the Company’s Registration Statement on Form 8-A (File No. 001-13195) on August 31, 2000 is hereby incorporated by reference)

4.2	Certificate of Designation (filed as Exhibit 4.2 of the Company’s Current Report on Form 8-K (File No. 001-13195) is hereby incorporated by reference)

(*)10.1(a)	Industrial Distribution Group, Inc. Stock Incentive Plan (filed as Exhibit 10.5 of the Company’s Registration Statement on Form S-1 (File No. 333-36233) is hereby incorporated by reference)

(*)10.1(b)	Amendment No. 1 to Industrial Distribution Group, Inc. Stock Incentive Plan (filed as Exhibit 10.5b) of the Company’s Annual Report on Form 10-K (File No. D01-131950) on March 31, 1999 is hereby incorporated by reference)

(*)10.2	Form of Indemnification Agreement entered into between the Company and each of the executive officers and directors of the Company (filed as Exhibit 10.9 of the Company’s Registration Statement on Form S-1 (File No. 333-36233) is hereby incorporated by reference)

10.3	Lease Agreement dated July 30, 1998 by and between Andrew B. and Stephanie A. Shearer and Shearer Industrial Supply Co. (filed as Exhibit 10.12 of the Company’s Registration Statement on Form S-1 (File No. 333-51851) is hereby incorporated by reference)

(*)10.4	Industrial Distribution Group, Inc. Management Incentive Program (filed as Exhibit 10.14 of the Company’s Annual Report on Form 10-K (File No. 001-13195) on March 31, 1999 is hereby incorporated by reference)

10.5(a)	Credit Agreement dated December 22, 2000 by and between the Company, the lenders listed therein, and First Union National Bank (filed as Exhibit 10.6 of the Company’s Annual Report on Form 10-K (File No. 001-13195) on March 28, 2001 is hereby incorporated by reference)

10.5(b)	Credit Agreement Amendment dated August 1, 2001 by and between the Company, the lenders listed therein, and First Union National Bank (filed as Exhibit 10.5(b) of the Company’s Annual Report on Form 10-K (File No. 001-13195) on March 29, 2002 is hereby incorporated by reference)

10.5(c)	Second Amendment to Credit Agreement dated May 28, 2003 by and between the Company, Wachovia Bank, National Association (formerly First Union National Bank) and the lenders listed therein (filed as Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q (File No. 001-13195) on July 31, 2003 is hereby incorporated by reference)

10.5(d)	Third Amendment to Credit Agreement dated July 18, 2005 by and between the Company, Bank of America, N.A. as a lender and administrative agent, and certain other lenders listed therein (filed as Exhibit 10 on the Company's Current Report on Form 8-K filed (File No. 001-13195) on July 19, 2005 is hereby incorporated by reference)

10.6	Rights Agreement dated as of August 28, 2000 by and between the Company and American Stock Transfer & Trust Company (filed as Exhibit 10.1 of the Company’s Registration Statement on Form 8-A (File No. 001-13195) on August 31, 2000 is hereby incorporated by reference)

(*)10.7	Form of Restricted Stock Agreements (filed as Exhibit 10.7 of the Company’s Annual Report on Form 10-K (File No. 001-13195) on March 21, 2003 is hereby incorporated by reference)

10.8(a)	Industrial Distribution Group, Inc. Amended and Restated Employee Stock Purchase Plan (filed as Exhibit 4 of Post-Effective Amendment No. 1 to the Company’s Registration Statement on Form S-8 (File No. 333-41921) on January 26, 1998 is hereby incorporated by reference)

10.8(b)	First Amendment to Industrial Distribution Group, Inc. Amended and Restated Employee Stock Purchase Plan (filed as Exhibit 4 of the Company’s Registration Statement on Form S-8 (File No. 333-58072) on April 2, 2001 is hereby incorporated by reference)

10.8(c)	Second Amendment to Industrial Distribution Group, Inc. Amended and Restated Employee Stock Purchase Plan (filed as Exhibit 4(c) of Post-Effective Amendment No. 1 to the Company’s Registration Statement on Form S-8 (File No. 333-58072) on March 3, 2006 is hereby incorporated by reference)

EI-1

Exhibit
Number	Description of Exhibit
(**)21.1	Subsidiaries of the Company

(**)23.1	Consent of Independent Registered Public Accounting Firm

(**)31.1	Certification of Chief Executive Officer with respect to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

(**)31.2	Certification of Chief Financial Officer with respect to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

(**)32.1	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of United States Code by Chief Executive Officer with respect to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

(**)32.2	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of United States Code by Chief Financial Officer with respect to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

(*)	Management contract or compensatory plan or arrangement required to be filed as an exhibit.

(**)	Filed electronically herewith.

EI-2