Form 10-Q
period 2006-03-31
INDUSTRIAL DISTRIBUTION GROUP INC
filed 2006-05-05
CIK 1042351

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2006
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

(Former Name, Former Address and Formal Fiscal Year, if Changed Since Last Report)
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

Large Acclerated Filer ☐	Accelerated Filer ☑	Non-Accelerated Filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐  No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at April 17, 2006
Common Stock, $0.01 par value	9,395,163

INDUSTRIAL DISTRIBUTION GROUP, INC.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
INDUSTRIAL DISTRIBUTION GROUP, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	MARCH 31,	DECEMBER 31,
	2006	2005
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$521	$721
Accounts receivable, net	73,184	65,661
Inventory, net	55,903	58,485
Deferred tax assets	3,668	3,652
Prepaid and other current assets	2,789	3,324

Total current assets	136,065	131,843
PROPERTY AND EQUIPMENT, NET	4,745	4,672
INTANGIBLE ASSETS, NET	191	201
DEFERRED TAX ASSETS	2,118	2,158
OTHER ASSETS	1,087	1,454

Total assets	$144,206	$140,328

LIABILITIES & STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$39	$83
Accounts payable	50,521	47,684
Accrued compensation	2,920	2,891
Other accrued liabilities	6,199	5,545

Total current liabilities	59,679	56,203
LONG-TERM DEBT, NET OF CURRENT PORTION	12,041	12,818
OTHER LONG-TERM LIABILITIES	972	996

Total liabilities	72,692	70,017

COMMITMENTS AND CONTINGENCIES (NOTE 9)
STOCKHOLDERS’ EQUITY:
Preferred stock, $0.10 par value per share; 10,000,000 shares authorized, no shares issued or outstanding in 2006 and 2005	0	0
Common stock, par value $0.01 per share, 50,000,000 shares authorized; 9,347,844 shares issued and outstanding in 2006; 9,382,515 shares issued and outstanding in 2005	94	94
Additional paid-in capital	100,063	100,401
Accumulated deficit	(28,643)	(30,184)

Total stockholders’ equity	71,514	70,311

Total liabilities and stockholders’ equity	$144,206	$140,328

The accompanying notes are an integral part of these consolidated financial statements.

INDUSTRIAL DISTRIBUTION GROUP, INC.
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except share data)
(Unaudited)

	THREE MONTHS ENDED
	MARCH 31,
	2006	2005
NET SALES	$140,276	$137,948
COST OF SALES	110,144	108,997

Gross profit	30,132	28,951
SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES	27,237	26,553

Operating income	2,895	2,398
INTEREST EXPENSE, net	311	425
OTHER (INCOME) EXPENSE, net	(18)	1

EARNINGS BEFORE INCOME TAXES	2,602	1,972
PROVISION FOR INCOME TAXES	1,061	747

NET EARNINGS	$1,541	$1,225

EARNINGS PER COMMON SHARE:
Basic	$0.16	$0.13

Diluted	$0.16	$0.13

WEIGHTED AVERAGE SHARES:
Basic	9,437,658	9,356,589

Diluted	9,724,976	9,729,242

The accompanying notes are an integral part of these consolidated financial statements.

INDUSTRIAL DISTRIBUTION GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	THREE MONTHS ENDED
	MARCH 31,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$1,541	$1,225
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Depreciation and amortization	272	313
Loss (gain) on sale of assets	7	(406)
Deferred income taxes	24	(5)
Stock-based compensation expense	44	51
Income tax benefit of stock options exercised	0	11
Amortization of restricted stock	105	59
Changes in operating assets and liabilities:
Accounts receivable, net	(7,523)	(5,236)
Inventories, net	2,582	149
Prepaid and other assets	902	(512)
Accounts payable	2,837	1,105
Accrued compensation	29	(2,333)
Other accrued liabilities	630	1,928

Total adjustments	(91)	(4,876)

Net cash provided by (used in) operating activities	1,450	3,651

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property and equipment, net	(342)	(141)
Proceeds from the sale of property and equipment	0	2,254

Net cash (used in) provided by investing activities	(342)	2,113

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock, net of issuance costs	201	97
Purchase of common stock	(716)	(118)
Repayments on revolving credit facility	(58,195)	(34,575)
Borrowings on revolving credit facility	57,395	33,925
Income tax benefit of stock options exercised	28	0
Short-term debt (repayments) borrowings, net	(44)	1
Long-term debt borrowings (repayments), net	23	(22)

Net cash used in financing activities	(1,308)	(692)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(200)	(2,230)

CASH AND CASH EQUIVALENTS, beginning of period	721	3,164

CASH AND CASH EQUIVALENTS, end of period	$521	$934

Supplemental Disclosures:
Interest paid	$254	$243

Income taxes paid	$312	$309

The accompanying notes are an integral part of these consolidated financial statements.

INDUSTRIAL DISTRIBUTION GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — MARCH 31, 2006 (Unaudited)
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
These interim statements should be read in conjunction with the Company’s financial statements and notes thereto, included in its Annual Report on Form 10-K, for the fiscal year ended December 31, 2005.
Certain reclassifications have been made to prior year amounts to conform to the current year presentation.
2. ADOPTION OF NEW ACCOUNTING STANDARDS
In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123R (“SFAS No. 123R”) “Shared Based Payment,” which requires companies to measure compensation cost for all share-based payments, including employee stock options. The effective date of SFAS No. 123R is January 1, 2006, for calendar year companies. The Company adopted SFAS No. 123R on January 1, 2006, and the adoption did not have a material impact on the Company’s financial statements. See Note 7 to these consolidated financial statements for further discussion regarding stock-based compensation.
3. SALE OF PROPERTY
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
4. DIVESTITURES
During 2005, the Company sold the net assets of one of its operating subsidiaries. Assets and liabilities with a net book value of approximately $0.7 million were sold for total consideration of $0.8 million resulting in a gain of $0.1 million.
5. CREDIT FACILITY
In December 2000, the Company entered into a $100.0 million revolving credit facility with a five financial institution syndicate. On July 18, 2005, the Company amended this agreement with the existing syndicate. The agreement provides a $75.0 million credit facility with an accordion option enabling the Company to expand the facility to $110.0 million and extends through July 18, 2010. The agreement contains a first security interest in the assets of the Company. The annual commitment fee on the unused portion of the amended facility is 25 basis points of the average daily unused portion of the greater of $75.0 million or $110.0 million if the accordion option is used. The agreement provides that the facility may be used for operations and acquisitions, and provides $7.5 million for swinglines and $10.0 million for letters of credit. Amounts outstanding under the amended credit facility bear interest at either the lead bank’s corporate rate or LIBOR, as selected by the Company from time to time, plus applicable margins. This rate was 7.8% and 5.7% at March 31, 2006 and December 31, 2005, respectively. In conjunction with the amendment, $0.6 million of costs were incurred and capitalized. These costs were combined with a $0.2 million balance of deferred loan costs associated with the previously existing credit facility and will be amortized over the term of the amended agreement.
The amounts outstanding under the facility at March 31, 2006 and December 31, 2005 were $12.0 million and $12.8 million, respectively, which have been classified as long-term liabilities in the consolidated balance sheets. Additionally, the Company had outstanding letters of credit of $1.6 million under the facility at March 31, 2006 and December 31, 2005. The amended credit facility contains a requirement for fixed charge coverage to be met if monthly average excess availability under the facility falls below $15.0 million. The Company has the ability to repurchase up to $5.0 million of its common stock during any one fiscal year under the terms of the agreement. Covenants under the amended Credit Facility prohibit the payment of cash dividends, among various other restrictions. The Company was in compliance with these covenants as of March 31, 2006 and December 31, 2005.
6. CAPITAL STOCK
During the respective three month periods ended March 31, 2006 and 2005, the Company issued 7,812 and 10,717 shares, respectively, of its common stock through its employee stock purchase plan and issued 47,217 and 5,317 shares, respectively, of its common stock pursuant to the exercise of options.
Options are included in the computation of diluted earnings per share where the options’ exercise price is less than the average market price of the common stock during the period. The number of options outstanding during the three months ended March 31, 2006 and 2005 had a dilutive effect of 287,318 shares and 372,653 shares, respectively, to the weighted average common stock outstanding. During the three months ended March 31, 2006 and 2005, options where the exercise price exceeded the average market price of the common stock totaled 56,200 and 57,195, respectively. Such shares were not included because they were antidilutive.
On February 23, 2005, the Company’s board of directors approved a program for the Company to repurchase up to $5.0 million of its outstanding common stock over a 24-month period from the adoption of the program. During the three months ended March 31, 2006 and 2005, the Company repurchased 89,700 shares and 13,300 shares of its common stock, respectively, for an average price per share of $8.00 and $8.88, respectively. Based on the Company’s repurchases of its common stock through March 31, 2006, the Company is authorized to repurchase an additional $3.1 million of its outstanding shares of common stock under the current terms of the repurchase program.
7. STOCK-BASED COMPENSATION
Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123R, using the modified prospective transition method. Accordingly, prior year amounts have not been restated. Under this transition method, compensation cost recognized commencing on January 1, 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123R. Prior to January 1, 2006, as permitted by SFAS No. 123, the Company accounted for share-based payments using the prospective method described in SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure.” The Company uses the Black-Scholes-Merton formula to estimate the value of stock options granted and recognizes stock compensation costs over the explicit vesting period.
As the fair value recognition provisions of SFAS No. 123 and SFAS No. 123R were materially consistent, the adoption of SFAS No. 123R did not have a significant impact on our financial position or our results of operations. Prior to the adoption of SFAS No. 123R, the Company presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the Statements of Cash Flows. SFAS No. 123R requires the cash flows resulting from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing activities. The amount of cash flows recognized for such excess tax deductions were less than $0.1 million for the three months ended March 31, 2006 and 2005, respectively, and such amounts are presented in the Statements of Cash Flows. The total compensation cost recognized for stock-based awards was $0.1 million (net of a tax benefit less than $0.1 million) for the three months ended March 31, 2006 and 2005, respectively.
Expected volatilities are based on the historical volatility of our stock. We believe that historical volatility is the best indicator of future volatility. We also use historical data to estimate the term options are expected to be outstanding and to estimate forfeitures of options granted. The risk-free rate for periods within the expected life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.
The weighted average grant-date fair value of options granted during the fiscal quarters ended March 31, 2006 and 2005 was $4.53 and $5.01, respectively. The total intrinsic value of options exercised during the three months ended March 31, 2006 and 2005 was $0.2 million and less than $0.1 million, respectively. The total weighted average grant-date fair value of options exercised during the quarters ended

March 31, 2006 and 2005 was $1.97 and $2.53, respectively. As of March 31, 2006, unrecognized compensation cost related to unvested stock options awards totaled $0.3 million and is expected to be recognized over a weighted average period of 1.46 years.
The fair value of each option grant is estimated on the date of grant using the Black-Scholes-Merton option-pricing model with the following weighted average assumptions:

	THREE MONTHS ENDED
	MARCH 31,
	2006	2005

Expected life (years)	7	7
Dividend yield	0%	0%
Expected stock price volatility	51%	57%
Risk-free interest rate (low-high)	4.29% - 4.83%	3.79% - 4.48%
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
The Company may issue stock options and restricted stock under the stock incentive plan, management incentive plan and non-shareholder approved equity arrangements. Under all plans, stock options expire ten years from the date of grant and vest ratably over three-to-four year periods. Under all plans, restricted stock vests on the third anniversary of the date of grant.
The stock incentive plan was adopted to provide key employees, officers, and directors an opportunity to own common stock of the Company and to provide incentives for such persons to promote the financial success of the Company. Awards under the stock incentive plan may be structured in a variety of ways, including incentive and nonqualified stock options, shares of common stock subject to terms and conditions set by the Board of Directors (“restricted stock awards”), and stock appreciation rights (“SARs”). Incentive stock options may be granted only to full-time employees (including officers) of the Company and any subsidiaries. Nonqualified options, restricted stock awards, SARs, and other permitted forms of awards may be granted to any person employed by or performing services for the Company, including directors. The stock incentive plan provides for the issuance of an aggregate number of shares of common stock equal to 15% of the Company’s total issued shares of common stock outstanding from time to time, subject to the issuance of a maximum of 1,000,000 shares pursuant to incentive stock options. The Company currently has 207,330 shares available for issue under the stock incentive plan.
Under the management incentive plan management may be awarded shares of stock or restricted stock based on attaining certain performance goals. The Company may issue shares in 2006 for 2005 performance based on the terms of the stock incentive plan. A maximum of 250,000 shares of common stock may be issued at fair market value under this fixed plan. The Company has issued 204,225 shares under the management incentive plan as of March 31, 2006. The Company currently has 45,745 shares available for issue under the management incentive plan.

A summary of changes in outstanding stock options for the period ended March 31, 2006 is as follows:

			WEIGHTED-
			AVERAGE
		WEIGHTED-	REMAINING
		AVERAGE	CONTRACTUAL	AGGREGATE
	SHARES	EXERCISE PRICE	LIFE	INTRINSIC VALUE

Outstanding at December 31, 2005	943,847	$4.86
Granted	39,000	$7.87
Forfeited and surrendered	(1,445)	$8.83
Exercised	(47,217)	$3.08

Outstanding at March 31, 2006	934,185	$5.07	5.13	$3,556,000

Vested/Exercisable at March 31, 2006	845,185	$4.80	4.71	$3,481,000
Cash received from stock options exercised for the three months ended March 31, 2006 was $0.1 million. The income tax benefits from share-based arrangements for the three months ended March 31, 2006 totaled less than $0.1 million.
A summary of changes in unvested shares of restricted stock for the period ended March 31, 2006 is as follows:

		WEIGHTED-
		AVERAGE
		GRANT DATE
	SHARES	FAIR VALUE

Outstanding, unvested at December 31, 2005	112,911	$8.35
Granted	63,948	$7.70
Forfeited and surrendered	0	—
Vested	0	—

Outstanding, unvested at March 31, 2006	176,859	$8.12

As of March 31, 2006, unrecognized compensation cost related to unvested restricted stock awards totaled $1.0 million and is expected to be recognized over a weighted average period of 2.14 years. There were no shares vested during the three month periods ended March 31, 2006 and 2005.
8. DEFERRED TAXES
The Company’s net deferred tax assets totaled approximately $5.8 million at March 31, 2006 and at December 31, 2005, and are subject to periodic recoverability assessments. The realization of the Company’s deferred tax assets is principally dependent upon the Company being able to generate sufficient future taxable income in certain tax jurisdictions. Factors used to assess the likelihood of realization are the Company’s forecast of future taxable income (which is based upon estimates and assumptions) and available tax planning strategies that could be implemented to realize the net deferred tax assets.
On the basis of the Company’s operating results and projections for future taxable income, management believes it is more likely than not that future operations will generate sufficient taxable income to realize the net deferred tax assets. The valuation allowance for net deferred tax assets was $0.6 million as of March 31, 2006 and December 31, 2005. The valuation allowance for deferred tax assets at March 31, 2006 is primarily for state net operating loss carryforwards for which the Company believes sufficient taxable income will not be realized prior to expiration.
9. COMMITMENTS AND CONTINGENCIES
The Company is subject to various claims and legal actions, which arise in the ordinary course of business. The Company has and will continue to vigorously defend itself in these matters. The Company believes, based upon information available at this time, that the ultimate resolution of such matters will not have a material adverse effect on the Company’s financial position, results of operations or cash flows.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion is based upon our historical financial results. In this discussion, most percentages and dollar amounts have been rounded to aid presentation; as a result, all such figures are approximations. References to such approximations have generally been omitted.
This discussion may contain certain forward-looking statements concerning our operations, performance, and financial condition, including, in particular, the likelihood of our success in developing and expanding our business. These statements are based upon a number of assumptions and estimates that are inherently subject to significant uncertainties and contingencies, many of which are beyond our control. Actual results may differ materially from those expressed or implied by such forward-looking statements. Factors that could cause actual results to differ, include but are not limited to: our ability to compete successfully in the highly competitive and diverse MROP market, our ability to renew profitable contracts, the availability of key personnel for employment by us, our reliance on the expertise of our senior management, our reliance on regional information systems, the interruption of business due to our system consolidation efforts, the operations levels of our customers, our ability to source products and to pass vendor price increases to our customers, discontinuance of our distribution rights, failure to successfully implement efficiency improvements and other factors discussed in more detail under Item 1A Risk Factors in our Annual Report on Form 10-K for fiscal year 2005.
Our discussions below in this Item 2 are based upon the more detailed discussions about our business, operations and financial condition included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005, under Item 7. Our discussions here focus on our results during or as of the three-month period ended March 31, 2006, and the comparable period of 2005 and, to the extent applicable, any material changes from the information discussed in that Form 10-K or other important intervening developments or information since that time. These discussions should be read in conjunction with that Form 10-K for more detailed and background information.

RESULTS OF OPERATIONS
THREE MONTHS ENDED MARCH 31, 2006 AND 2005
The following table sets forth a summary of our operating data and shows such data as a percentage of net sales for the periods indicated (dollars in thousands):

	THREE MONTHS ENDED MARCH 31,
	2006		2005
Net Sales	$140,276	100.0%	$137,948	100.0%
Cost of Sales	110,144	78.5	108,997	79.0

Gross Profit	30,132	21.5	28,951	21.0
Selling, General, and Administrative Expenses	27,237	19.4	26,553	19.2

Operating Income	2,895	2.1	2,398	1.8
Interest Expense, net	311	0.2	425	0.4
Other (Income) Expense, net	(18)	0.0	1	0.0

Earnings Before Taxes	2,602	1.9	1,972	1.4
Provision for Income Taxes	1,061	0.8	747	0.5

Net Earnings	$1,541	1.1%	$1,225	0.9%

Net sales
Net sales increased $2.3 million or 1.7% to $140.3 million for the three months ended March 31, 2006 from $137.9 million for the three months ended March 31, 2005. Our FPS revenues comprised 57.4% of our total revenue for the quarter. Total FPS revenue grew $5.8 million or 7.7% to $80.6 million as compared to $74.8 million in the prior year quarter. Sales growth was primarily the result of increased market share at existing customers. In addition, we have benefited from our customers’ increased production levels. During the quarter, we implemented six new FPS sites bringing the total number of FPS sites under management to 338, of which 102 were storeroom management sites as compared to 342 FPS sites at March 31, 2005. Revenue generated from these new sites more than offset the impact of the net loss of sites due to pricing issues and plant consolidations. General MROP revenue decreased $3.4 million or 5.4% to $59.7 million for the three months ended March 31, 2006, from $63.1 million for the same period in 2005. Most of that decline was attributable to the disposition of the former Cardinal Machinery business unit in late 2005, which provided $2.3 million in revenue in the first quarter of 2005. The remainder of the decrease in General MROP revenue was primarily due to attrition in our customer base in smaller markets due to price sensitivity.
Cost of Sales
Cost of sales increased $1.1 million or 1.1% to $110.1 million for the three months ended March 31, 2006, from $109.0 million for the three months ended March 31, 2005. As a percentage of sales, cost of sales decreased to 78.5% for the three months ended March 31, 2006, from 79.0% in 2005. The improvement in gross margin was due to our company-wide efforts during 2005 to implement better pricing practices, by more effectively passing to our customers price increases from our vendors and by maintaining profitability standards on FPS contracts (particularly as they come up for renewal). In addition, inventory reserve expense decreased $0.2 million due to improved management of our inventory levels in conjunction with the consolidation of warehouses.
Selling, General, and Administrative Expenses
Selling, general, and administrative expenses increased $0.7 million or 2.6% to $27.2 million for the three months ended March 31, 2006, from $26.6 million for the three months ended March 31, 2005. As a percentage of sales, total selling, general, and administrative expenses increased to 19.4% for the first quarter of 2006 from 19.2% for the first quarter of 2005. The increase in selling, general, and administrative expenses was primarily due to (i) increased salaries and benefits expense of $0.4 million as a result of increased commissions, and an increase in benefits taxes paid; (ii) during the prior year quarter we recorded a $0.4 million gain on the sale of property; (iii) a $0.3 million increase in bad debt expense; and (iv) professional fees increased by $0.2 million as a result of compliance efforts for Section 404 of the Sarbanes-Oxley Act. These increases were partially offset by the disposal of our Cardinal Machinery business unit during the third quarter of 2005, which had selling, general and administrative expense of $0.6 million for the three months ended March 31, 2005.

Operating Income
Operating income increased $0.5 million or 20.7% to $2.9 million for the three months ended March 31, 2006, from $2.4 million for the three months ended March 31, 2005. The increase was primarily a result of the increase in sales and the increase in gross profit as a percent of revenue which impacts were partially offset by an increase in selling, general, and administrative expenses. As a percent of revenue, operating income increased to 2.1% for the three months ended March 31, 2006, up from 1.8% for the prior year quarter.
Interest Expense
As compared to the prior year quarter, we reduced our quarterly average debt outstanding under our Credit Facility by $10.7 million or 37.3% to $18.0 million for the three months ended March 31, 2006. Interest expense decreased $0.1 million as compared to the prior year quarter due to improved borrowing terms under the Credit Facility in combination with the lower debt outstanding. This impact was partially offset by a 1.4 percentage point increase in the average quarterly interest rate to 6.3% from 4.9% driven by higher LIBOR rates.
Provision for Income Taxes
The provision for income taxes increased by $0.4 million, to a provision of $1.1 million for the three months ended March 31, 2006, compared to $0.7 million for the three months ended March 31, 2005. Our effective tax rate increased to 40.8% as compared to 37.9% due to an increase in non-deductible items as a percentage of pre-tax income.
LIQUIDITY AND CAPITAL RESOURCES
Capital Availability and Requirements
At March 31, 2006, our total working capital was $76.4 million, which included $0.5 million in cash and cash equivalents. We had an aggregate of $75.0 million of borrowing capacity under our Credit Facility. Based upon our current asset base (which serves as our collateral under the Credit Facility) and outstanding borrowings under the Credit Facility, we had borrowing availability under the Credit Facility of $61.4 million. We continue to comply with all applicable financial covenants under the Credit Facility.
Analysis of Cash Flows
Net cash provided by (used in) operating activities was $1.5 million and ($3.7 million) for the three months ended March 31, 2006 and 2005, respectively. During the three months ended March 31, 2006, we were able to maintain stable working capital despite an increase in sales resulting in cash provided by operations. As compared to the prior year quarter, the increase in cash used by accounts receivable was due to increased sales volume as well as a reduction in the allowance for doubtful accounts due to improved collections of aged receivables. This was partially offset by cash provided by inventory due to higher volumes of products purchased during the fourth quarter of 2005 (in order to earn certain vendor incentives) resulting in a decrease in purchases for the current year quarter. In addition, cash was provided by accrued compensation due to lower bonuses paid for 2005.
Net cash (used in) provided by investing activities for the three months ended March 31, 2006 and 2005 was ($0.3 million) and $2.1 million, respectively. In anticipation of the first phase of the IT consolidation, cash was used to make capital expenditures during the first quarter. In the prior year, cash was provided by investing activities due to the sale of property which resulted in proceeds of $2.2 million.
Net cash used in financing activities was $1.3 million and $0.7 million for the three months ended March 31, 2006 and 2005, respectively. Cash was used primarily for net repayments on our Credit Facility of $0.8 million and $0.7 million, respectively, for the three months ended March 31, 2006 and for the same period in 2005. During the current quarter, we also used $0.7 million to repurchase 89,700 shares of common stock pursuant to the stock repurchase plan.

CERTAIN ACCOUNTING POLICIES AND ESTIMATES
Our consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires our management to make estimates and assumptions that affect: the reported amounts of assets and liabilities at the date of the financial statements; the disclosure of contingent assets and liabilities at the date of the financial statements; and the reported amounts of revenues and expenses during the reporting period. Our management regularly evaluates its estimates and assumptions. These estimates and assumptions are based on historical experience and on various other factors that are believed to be reasonable under the circumstances and form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions, and these differences may be material.
While our significant accounting policies are described in Note 2 — Summary of Significant Accounting Policies in the Notes to Consolidated Financial Statements of our Annual Report on Form 10-K for fiscal 2005, we believe that the following accounting policies and estimates involve a higher degree of complexity and warrant specific description.
Allowance for Doubtful Accounts — Methodology
We have established an allowance for doubtful accounts based on our collection experience and an assessment of the collectability of specific accounts. We evaluate the collectability of accounts receivable based on a combination of factors. Initially, we estimate an allowance for doubtful accounts as a percentage of accounts receivable based on historical collections experience. This initial estimate is periodically adjusted when we become aware of a specific customer’s inability to meet its financial obligations (e.g., bankruptcy filing) or as a result of changes in the overall aging of accounts receivable. We do not believe our estimate of the allowance for doubtful accounts is likely to be adversely affected by any individual customer or group of customers, since our customers are geographically and functionally dispersed, and none are individually significant. The table below depicts our allowance for doubtful accounts, bad debt expense incurred or recovered and write offs or recoveries during each of the first quarters of 2006 and 2005. Write-offs of accounts receivable have no effect on either our results of operations or cash flows, only expense impacts our earnings.

Allowance for Doubtful Accounts	2006	2005
(dollars in thousands)
Balance at December 31	$1,369	$2,055
Add: Charges (reductions) to expense, net	168	(109)
Deduct: Write-offs, net of recoveries	43	15

Balance at March 31	$1,494	$1,931

Percentage of Gross Receivables	2.0%	2.3%
Inventories — Slow Moving and Obsolescence
In connection with certain contracts, we maintain special inventories for specific customers’ needs. In certain contracts, the customers are required to purchase the special inventory at the point in time in which the inventory reaches a certain age. However, for other customer relationships and inventories, we are not protected by our customer from the risk of inventory obsolescence. In such cases, we rely on available return privileges with vendors, if any. Therefore, in determining the net realizable value of inventories, we identify slow moving or obsolete inventories that (i) are not protected by our customer agreements from risk of loss, and (ii) are not eligible for return under various vendor return programs. Based upon these factors, we estimate the net realizable value of inventories and record any necessary adjustments as a charge to cost of sales. If our inventory return privileges were discontinued in the future, or if customers were unable to honor the provisions of certain contracts that protect us from inventory losses, our risk of loss associated with obsolete or slow moving inventories would increase. The table below depicts our reserve for slow moving and obsolete inventory, incurred or recovered, and write offs or recoveries during each of the first quarters of 2006 and 2005. Write-offs of inventory have no effect on either our results of operations or cash flows, only expense impacts our earnings.

Inventory Reserve	2006	2005
(dollars in thousands)
Balance at December 31	$5,115	$5,168
Add: Charges to expense	96	300
Deduct: Write-offs	255	1

Balance at March 31	$4,956	$5,467

Percentage of Gross Inventory	8.1%	8.5%

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
Self Insurance and Related Reserves
We are self-insured for certain losses relating to group health, worker’s compensation, and casualty losses, subject to an aggregate stop loss limit of $1.3 million. We utilize third party administrators to process and administer all related claims. We accrue an estimate for incurred but not reported claims and related expenses based upon historical experience. The accrual for incurred but not reported claims relating to group health, worker’s compensation, and casualty losses totaled approximately $1.5 million at March 31, 2006 and at December 31, 2005. The accuracy of our accrual for incurred but not reported claims is entirely dependent on future events that are subject to change. Because we are self-insured, an increase in the volume (frequency) or amount (severity) of claims in the future may cause us to record additional expense that was not estimable at March 31, 2006. We are not aware of any increasing frequency or severity of individual claims.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The Company has no material changes to the disclosure on this matter made in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005.
ITEM 4. CONTROLS AND PROCEDURES
An evaluation was performed under the supervision and with the participation of our management, including our President and Chief Executive Officer and our Executive Vice President and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. No system of controls, no matter how well designed and operated, can provide absolute assurance that the objectives of the systems of controls are met, and no evaluation of controls can provide absolute assurance that the system of controls has operated effectively in all cases. Our system of disclosure controls and procedures, however, is designed to provide reasonable assurance that the objectives of disclosure controls and procedures are met.
Based on the evaluation discussed above, our President and Chief Executive Officer and our Executive Vice President and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report to provide reasonable assurance that the objectives of the disclosure controls and procedures are met.
No change occurred in the Company’s internal controls concerning financial reporting during the most recent fiscal quarter ended March 31, 2006 that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II. OTHER INFORMATION
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(c) Issuer Purchases of Equity Securities
On February 23, 2005, the Company’s Board of Directors approved a repurchase program pursuant to which the Company is authorized to repurchase up to $5.0 million of its outstanding common shares (“2005 Public Share Repurchase Program”) over a period of 24 months from the inception of the 2005 Public Share Repurchase Program. The following table sets forth information about our purchases of our common stock during the quarter ended March 31, 2006.

				(d) Maximum Number
			(c ) Total Number	(or Approximate
			of Common Shares	Dollar Value) of
	(a) Total Number of		Purchased as Part	Shares that May Yet
	Common Shares	(b) Average Price	of Publicly	Be Purchased Under
Period	Purchased	Paid per Share	Announced Program	the Program
12/31/05 Balance				$3,848,012
01/01/06 – 01/31/06	0	$0.00	0	$3,848,012
02/01/06 – 02/28/06	0	$0.00	0	$3,848,012
03/01/06 – 03/31/06	89,700	$8.00	89,700	$3,130,667
TOTAL	89,700	$8.00	89,700	$3,130,667

ITEM 6. EXHIBITS
     Exhibits filed as part of this Form 10-Q:

31.1	Certification of Charles A. Lingenfelter pursuant to Rule 13a-14(a) (Chief Executive Officer)

31.2	Certification of Jack P. Healey pursuant to Rule 13a-14(a) (Chief Financial Officer)

32.1	Certification of Charles A. Lingenfelter pursuant to 18 U.S.C. Section 1350 (Chief Executive Officer)

32.2	Certification of Jack P. Healey pursuant to 18 U.S.C. Section 1350 (Chief Financial Officer)

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INDUSTRIAL DISTRIBUTION GROUP, INC.
Date: May 5, 2006	/s/ Jack P. Healey
Jack P. Healey
Executive Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Accounting and Financial Officer)