Form 10-Q
period 2006-06-30
INDUSTRIAL DISTRIBUTION GROUP INC
filed 2006-08-10
CIK 1042351

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2006
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM _________ TO __________
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

Large Accelerated Filer ☐	Accelerated Filer ☒	Non-Accelerated Filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at July 19, 2006

Common Stock, $0.01 par value	9,510,905

INDUSTRIAL DISTRIBUTION GROUP, INC.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
INDUSTRIAL DISTRIBUTION GROUP, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	JUNE 30,	DECEMBER 31,
	2006	2005
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$455	$721
Accounts receivable, net	76,035	65,661
Inventory, net	56,820	58,485
Deferred tax assets	3,613	3,652
Prepaid and other current assets	4,011	3,324

Total current assets	140,934	131,843
PROPERTY AND EQUIPMENT, NET	4,265	4,672
INTANGIBLE ASSETS, NET	180	201
DEFERRED TAX ASSETS	1,919	2,158
OTHER ASSETS	1,091	1,454

Total assets	$148,389	$140,328

LIABILITIES & STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$28	$83
Accounts payable	53,332	47,684
Accrued compensation	2,586	2,891
Other accrued liabilities	5,861	5,545

Total current liabilities	61,807	56,203
LONG-TERM DEBT, NET OF CURRENT PORTION	12,109	12,818
OTHER LONG-TERM LIABILITIES	874	996

Total liabilities	74,790	70,017

COMMITMENTS AND CONTINGENCIES (NOTE 10)
STOCKHOLDERS’ EQUITY:
Preferred stock, $0.10 par value per share; 10,000,000 shares authorized, no shares issued or outstanding in 2006 and 2005	0	0
Common stock, par value $0.01 per share, 50,000,000 shares authorized; 9,463,286 shares issued and outstanding in 2006; 9,382,515 shares issued and outstanding in 2005	95	94
Additional paid-in capital	100,627	100,401
Accumulated deficit	(27,123)	(30,184)

Total stockholders’ equity	73,599	70,311

Total liabilities and stockholders’ equity	$148,389	$140,328

The accompanying notes are an integral part of these consolidated financial statements.

INDUSTRIAL DISTRIBUTION GROUP, INC.
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except share data)
(Unaudited)

	THREE MONTHS ENDED
	JUNE 30,
	2006	2005
NET SALES	$137,005	$135,618
COST OF SALES	107,721	105,823

Gross profit	29,284	29,795
SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES	26,374	26,791

Operating income	2,910	3,004
INTEREST EXPENSE, net	302	425
OTHER INCOME, net	(3)	0

EARNINGS BEFORE INCOME TAXES	2,611	2,579
PROVISION FOR INCOME TAXES	1,091	1,013

NET EARNINGS	$1,520	$1,566

EARNINGS PER COMMON SHARE:
Basic	$0.16	$0.17

Diluted	$0.16	$0.16

WEIGHTED AVERAGE SHARES:
Basic	9,441,741	9,352,985

Diluted	9,721,465	9,726,781

The accompanying notes are an integral part of these consolidated financial statements.

INDUSTRIAL DISTRIBUTION GROUP, INC.
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except share data)
(Unaudited)

	SIX MONTHS ENDED
	JUNE 30,
	2006	2005
NET SALES	$277,281	$273,566
COST OF SALES	217,865	214,820

Gross profit	59,416	58,746
SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES	53,611	53,344

Operating income	5,805	5,402
INTEREST EXPENSE, net	613	850
OTHER (INCOME) EXPENSE, net	(21)	1

EARNINGS BEFORE INCOME TAXES	5,213	4,551
PROVISION FOR INCOME TAXES	2,152	1,760

NET EARNINGS	$3,061	$2,791

EARNINGS PER COMMON SHARE:
Basic	$0.32	$0.30

Diluted	$0.31	$0.29

WEIGHTED AVERAGE SHARES:
Basic	9,439,711	9,354,777

Diluted	9,723,232	9,728,001

The accompanying notes are an integral part of these consolidated financial statements.

INDUSTRIAL DISTRIBUTION GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	SIX MONTHS ENDED
	JUNE 30,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$3,061	$2,791
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Depreciation and amortization	551	639
Gain on sale of assets	(219)	(408)
Deferred income taxes	278	21
Excess tax benefit from exercise of stock options	(327)	0
Stock-based compensation expense	320	238
Income tax benefit of stock options exercised	448	100
Changes in operating assets and liabilities:
Accounts receivable, net	(10,374)	(2,606)
Inventories, net	1,665	38
Prepaid and other assets	(324)	(422)
Accounts payable	5,648	(1,512)
Accrued compensation	(305)	(1,926)
Other accrued liabilities	194	1,970

Total adjustments	(2,445)	(3,968)

Net cash provided by (used in) operating activities	616	(1,177)

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property and equipment, net	(647)	(55)
Proceeds from the sale of property and equipment	743	2,246

Net cash provided by investing activities	96	2,191

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock, net of issuance costs	831	347
Purchase of common stock	(1,372)	(457)
Excess tax benefit from exercise of stock options	327	0
Repayments on revolving credit facility	(90,754)	(63,825)
Borrowings on revolving credit facility	90,029	61,000
Payments for deferred loan costs	0	(125)
Short-term debt repayments	(55)	0
Short-term debt borrowings	0	4
Long-term debt repayments	(11)	(64)
Long-term debt borrowings	27	0

Net cash used in financing activities	(978)	(3,120)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(266)	(2,106)
CASH AND CASH EQUIVALENTS, beginning of period	721	3,164

CASH AND CASH EQUIVALENTS, end of period	$455	$1,058

Supplemental Disclosures:
Interest paid	$546	$536

Income taxes paid	$1,578	$1,069

The accompanying notes are an integral part of these consolidated financial statements.

INDUSTRIAL DISTRIBUTION GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — JUNE 30, 2006 (Unaudited)
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
2. NEW ACCOUNTING PRONOUNCEMENTS
In July 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109.” This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. This Interpretation is effective for fiscal years beginning after December 15, 2006. The Company is currently assessing the impact of the Interpretation on its financial statements.
3. ADOPTION OF NEW ACCOUNTING STANDARDS
In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123R (“SFAS No. 123R”) “Shared Based Payment,” which requires companies to measure compensation cost for all share-based payments, including employee stock options. The effective date of SFAS No. 123R is January 1, 2006, for calendar year companies. The Company adopted SFAS No. 123R on January 1, 2006, and the adoption did not have a material impact on the Company’s financial statements. See Note 8 to these consolidated financial statements for further discussion regarding stock-based compensation.
4. SALE OF PROPERTY
During the second quarter of 2006, the Company sold real property located in Tonawanda, New York in a continuing effort to consolidate warehouse facilities, improve logistic efficiencies and reduce assets. The property sold for $0.7 million, net of closing costs, resulting in a gain of $0.3 million. The gain on the sale of assets is included as a reduction of selling, general and administrative expenses. There were no relocation or severance costs associated with the sale. A sales office was leased in Amherst, New York to serve customers in the Buffalo, New York area.
During the first quarter of 2005, the Company sold real property, located in Greensboro, North Carolina. The property sold for $2.2 million, net of closing costs. The gain associated with this sale was $0.4 million and is classified as a reduction of selling, general, and administrative expenses. There were no relocation or severance costs associated with this sale of property. A new location was leased in Greensboro to serve customers.
5. DIVESTITURES
During the third quarter of 2005, the Company sold the net assets of its Cardinal Machinery business unit. Assets and liabilities with a net book value of approximately $0.7 million were sold for total consideration of $0.8 million resulting in a gain of $0.1 million.

Revenues for Cardinal Machinery were $2.3 million and $4.6 million for the three months and six months ended June 30, 2005, respectively, which represented less than 2% of total revenues in both periods.
6. CREDIT FACILITY
In December 2000, the Company entered into a $100.0 million revolving credit facility with a five financial institution syndicate. On July 18, 2005, the Company amended its agreement with the existing syndicate. The agreement provides a $75.0 million credit facility with an accordion option enabling the Company to expand the facility to $110.0 million and extends through July 18, 2010. The agreement requires a first security interest in certain assets of the Company. The annual commitment fee on the unused portion of the amended facility is 25 basis points (0.25%) of the average daily unused portion of the available capacity, which may range from $75.0 million up to $110.0 million depending upon how much of the accordion option is used. The agreement provides that the facility may be used for operations and acquisitions, and provides $7.5 million for swinglines and $10.0 million for letters of credit. Amounts outstanding under the amended credit facility bear interest at either the lead bank’s corporate rate or LIBOR, as selected by the Company from time to time, plus applicable margins. This rate was 7.7% and 5.7% at June 30, 2006 and December 31, 2005, respectively.
The amounts outstanding under the facility at June 30, 2006 and December 31, 2005 were $12.1 million and $12.8 million, respectively, which have been classified as long-term liabilities in the consolidated balance sheets. Additionally, the Company had outstanding letters of credit of $1.2 million under the facility at June 30, 2006 and $1.6 million at December 31, 2005. The credit facility contains a requirement for a fixed charge coverage ratio to be met if monthly average excess availability under the facility falls below $15.0 million. The Company has the ability to repurchase up to $5.0 million of its common stock during any one fiscal year under the terms of the agreement. Covenants under the credit facility prohibit the payment of cash dividends, among various other restrictions. The Company was in compliance with these covenants as of June 30, 2006 and December 31, 2005.
7. CAPITAL STOCK
During the respective three month periods ended June 30, 2006 and 2005, the Company issued 6,825 shares and 16,434 shares, respectively, of its common stock through its employee stock purchase plan and issued 179,917 shares and 36,486 shares, respectively, of its common stock pursuant to the exercise of options. For the six month periods ended June 30, 2006 and 2005, the Company issued 14,637 shares and 27,151 shares of its common stock through its employee stock purchase plan and issued 227,134 shares and 41,803 shares of its common stock pursuant to the exercise of options.
Options are included in the computation of diluted earnings per share where the options’ exercise price is less than the average market price of the common stock during the period. The number of options outstanding during the three months ended June 30, 2006 and 2005 had a dilutive effect of 279,724 shares and 373,796 shares, respectively, to the weighted average common stock outstanding. The number of options outstanding during the six months ended June 30, 2006 and 2005 had a dilutive effect of 283,521 shares and 373,224 shares, respectively, to the weighted average common shares outstanding. During the three and six months ended June 30, 2006 and 2005, options where the exercise price exceeded the average market price of the common stock totaled 39,050 and 57,095, respectively. Such shares were not included in the calculation of weighted average shares outstanding because they were antidilutive.
On February 23, 2005, the Company’s Board of Directors approved a program for the Company to repurchase up to $5.0 million of its outstanding common stock over a 24-month period from the adoption of the program. During the three months ended June 30, 2006 and 2005, the Company repurchased 71,300 shares and 41,000 shares of its common stock, respectively, for an average price per share of $9.21 and $8.28, respectively. During the six months ended June 30, 2006 and 2005, the Company repurchased 161,000 shares and 54,300 shares, respectively, for an average price per share of $8.54 and $8.43, respectively. Based on the Company’s repurchases of its common stock through June 30, 2006, the Company is authorized to repurchase an additional $2.5 million of its outstanding shares of common stock under the current terms of the repurchase program.
8. STOCK-BASED COMPENSATION
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
As the fair value recognition provisions of SFAS No. 123 and SFAS No. 123R were materially consistent, the adoption of SFAS No. 123R did not have a significant impact on the Company’s financial position or results of operations. Prior to the adoption of SFAS No. 123R, the Company presented all tax benefits from deductions resulting from the exercise of stock options as operating cash flows in the Statement of Cash Flows. SFAS No. 123R requires that the portion of benefits resulting from tax deductions in excess of recognized compensation (the “excess tax benefits”) be presented as financing cash flows. The excess tax benefits were approximately $0.3 million for the six month period ended June 30, 2006, and would have been presented as an operating cash flow prior to the adoption of SFAS 123R. During the three and six months ended June 30, 2006, we recorded less than $0.1 million and $0.3 million, respectively, in compensation expense related to our share-based payment awards.
The fair value of each option grant is estimated on the date of grant using the Black-Scholes-Merton option-pricing model with the following weighted average assumptions:

	SIX MONTHS ENDED
	JUNE 30,
	2006	2005
Expected life (years)	7	7
Dividend yield	0%	0%
Expected stock price volatility	50%	57%
Risk-free interest rate (low-high)	4.29% - 5.23%	3.74% - 4.48%
The Black-Scholes-Merton option-pricing model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company’s employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of the Company’s employee stock options.
Expected volatilities are based on the historical volatility of our stock. We believe that historical volatility is the best indicator of future volatility. We also use historical data to estimate the term options are expected to be outstanding and to estimate forfeitures of options granted. The risk-free rate for the expected life of the option is based on the U.S. Treasury yield in effect at the time of grant.
The weighted average grant-date fair value of options granted during the three months ended June 30, 2006 and 2005 was $4.93 and $5.34, respectively. The weighted average grant-date fair value of options granted during the six months ended June 30, 2006 and 2005 was $4.57 and $5.05, respectively. The total intrinsic value of options exercised during the three months ended June 30, 2006 and 2005 was $1.1 million and $0.2 million, respectively. The total intrinsic value of options exercised during the six months ended June 30, 2006 and 2005 was $1.3 million and $0.2 million, respectively. The total weighted average grant-date fair value of options exercised during the quarters ended June 30, 2006 and 2005 was $2.07 and $2.29, respectively. The total weighted average grant-date fair value of options exercised during the six months ended June 30, 2006 and 2005 was $2.05 and $2.32, respectively. As of June 30, 2006, unrecognized compensation cost related to unvested stock option awards totaled $0.3 million and is expected to be recognized over a weighted average period of 1.85 years.
The Company may issue stock options and restricted stock under its stock incentive plan, management incentive plan and non-shareholder approved equity arrangements. Under all plans, stock options expire ten years from the date of grant and vest ratably over three-to-four year periods. Under all plans, restricted stock vests (ceases to be subject to forfeiture) on the third anniversary of the date of grant.
The stock incentive plan was adopted to provide key employees, officers, and directors an opportunity to own common stock of the Company and to provide incentives for such persons to promote the financial success of the Company. Awards under the stock incentive plan may be structured in a variety of ways, including incentive and nonqualified stock options, and shares of common stock subject to terms and conditions set by the Board of Directors (“restricted stock awards”). Incentive stock options may be granted only to full-time employees (including officers) of the Company and any subsidiaries. Nonqualified options, restricted stock awards, and other permitted forms of awards may be granted to any person employed by or performing services for the Company, including directors. The stock incentive plan provides for the issuance of an aggregate number of shares of common stock equal to 15% of the total issued and outstanding shares as of the date any award is granted; provided, that the number of shares available for grant as ISOs under the plan shall not exceed an aggregate of 1,000,000 shares. The Company currently has 245,479 shares available for issuance under the stock incentive plan.
Under the management incentive plan, management may be awarded shares of stock or restricted stock based on attaining certain performance goals. The Company issued shares in 2006 for 2005 performance based on the terms of the management incentive plan. A maximum of 250,000 shares of common stock may be issued at fair market value under this fixed plan. The Company has issued 209,190 shares under the management incentive plan as of June 30, 2006.
A summary of changes in outstanding stock options for the six months ended June 30, 2006 is as follows:

			WEIGHTED
			AVERAGE
		WEIGHTED	REMAINING
		AVERAGE	CONTRACTUAL	AGGREGATE
	SHARES	EXERCISE PRICE	LIFE	INTRINSIC VALUE
Outstanding at December 31, 2005	943,847	$4.86
Granted	44,000	$7.94
Forfeited and surrendered	(22,278)	$10.61
Exercised	(227,134)	$3.18

Outstanding at June 30, 2006	738,435	$5.39	5.09	$2,593,000

Vested/Exercisable at June 30, 2006	646,102	$5.07	4.55	$2,517,000
Cash received from stock options exercised for the six months ended June 30, 2006 was $0.7 million. The income tax benefit from share-based arrangements for the six months ended June 30, 2006 totaled approximately $0.4 million.
A summary of changes in unvested shares of restricted stock for the six months ended June 30, 2006 is as follows:

		WEIGHTED
		AVERAGE
		GRANT DATE
	SHARES	FAIR VALUE
Outstanding, unvested at December 31, 2005	112,911	$8.35
Granted	75,383	$7.82
Forfeited and surrendered	0	—
Vested	0	—

Outstanding, unvested at June 30, 2006	188,294	$8.14

As of June 30, 2006, unrecognized compensation cost related to unvested restricted stock awards totaled $1.0 million and is expected to be recognized over a weighted average period of 1.95 years. No shares vested during the six month period ended June 30, 2006.
9. DEFERRED TAXES
The Company’s net deferred tax assets totaled approximately $5.5 million at June 30, 2006 and $5.8 million at December 31, 2005, and are subject to periodic recoverability assessments. The realization of the Company’s deferred tax assets is principally dependent upon the Company being able to generate sufficient future taxable income in certain tax jurisdictions. Factors used to assess the likelihood of realization are the Company’s forecast of future taxable income (which is based upon estimates and assumptions) and available tax planning strategies that could be implemented to realize the net deferred tax assets.
On the basis of the Company’s operating results and projections for future taxable income, management believes it is more likely than not that future operations will generate sufficient taxable income to realize the net deferred tax assets. The valuation allowance for net deferred tax assets was $0.6 million as of June 30, 2006 and December 31, 2005. The valuation allowance for deferred tax assets at June 30, 2006 is primarily for state net operating loss carryforwards for which the Company believes sufficient taxable income will not be realized prior to expiration.
10. COMMITMENTS AND CONTINGENCIES
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
This discussion may contain certain forward-looking statements concerning our operations, performance, and financial condition, including, in particular, the likelihood of our success in developing and expanding our business. These statements are based upon a number of assumptions and estimates that are inherently subject to significant uncertainties and contingencies, many of which are beyond our control. Actual results may differ materially from those expressed or implied by such forward-looking statements. Factors that could cause actual results to differ, include but are not limited to: our ability to compete successfully in the highly competitive and diverse MROP market, our ability to renew profitable contracts, the availability of key personnel for employment by us, our reliance on the expertise of our senior management, our reliance on regional information systems, the interruption of business due to our system consolidation efforts, the uncertainty of customers’ demand for our products and services, our relationships with and dependence upon third-party suppliers and manufacturers, discontinuance of our distribution rights, failure to successfully implement efficiency improvements and other factors discussed in more detail under Item 1A Risk Factors in our Annual Report on Form 10-K for fiscal year 2005.
Our discussions below in this Item 2 are based upon the more detailed discussions about our business, operations and financial condition included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005, under Item 7. Our discussions here focus on our results during or as of the three-month and six-month periods ended June 30, 2006, and the comparable periods of 2005 and, to the extent applicable, any material changes from the information discussed in that Form 10-K or other important intervening developments or information since that time. These discussions should be read in conjunction with that Form 10-K for more detailed and background information.
RESULTS OF OPERATIONS
Implementation of Centralized Back Office Computer System
During the second quarter of 2006, we completed the first of two phases of the implementation of our centralized back office computer operating system (Infor ERP SX.enterprise, or SX.e). As a result of the conversion, we now have 65% of our operations running on the same back office platform. Since the conversion on May 1st, we have resolved post-conversion issues with our Electronic Data Interchange (EDI) processes that temporarily disrupted the receipt of automated orders from certain customers. We believe all EDI related issues were resolved prior to the second quarter end. The temporary disruption in receipt of such automated orders reduced sales for the second quarter by an estimated $2.8 million to $3.2 million. We will substantially complete our remaining conversions in the fourth quarter of 2006.
THREE MONTHS ENDED JUNE 30, 2006 AND 2005
The following table sets forth a summary of our operating data and shows such data as a percentage of net sales for the periods indicated (dollars in thousands):

	THREE MONTHS ENDED JUNE 30,
	2006		2005
Net Sales	$137,005	100.0%	$135,618	100.0%
Cost of Sales	107,721	78.6	105,823	78.0

Gross Profit	29,284	21.4	29,795	22.0
Selling, General and Administrative Expenses	26,374	19.3	26,791	19.8

Operating Income	2,910	2.1	3,004	2.2
Interest Expense, net	302	0.2	425	0.3
Other Income, net	(3)	0.0	0	0.0

Earnings Before Taxes	2,611	1.9	2,579	1.9
Provision for Income Taxes	1,091	0.8	1,013	0.7

Net Earnings	$1,520	1.1%	$1,566	1.2%

Net sales
Net sales increased $1.4 million or 1.0% to $137.0 million for the three months ended June 30, 2006 from $135.6 million for the three months ended June 30, 2005. Our FPS revenues comprised 58.7% of our total revenue for the quarter. Total FPS revenue grew $4.6 million or 6.0% to $80.4 million as compared to $75.8 million in the prior year quarter. As of June 30, 2006 the total number of FPS sites under management was 340, of which 103 were storeroom management sites, representing a net increase of nine sites since June 30, 2005. FPS revenue grew despite an estimated loss of $1.4 million to $1.6 million of sales from delays in receipt and processing certain automated orders as a result of interruption of our EDI transactions following the IT system conversion. General MROP revenue decreased $3.2 million or 5.3% to $56.6 million for the three months ended June 30, 2006, from $59.8 million for the same period in 2005. Over 70% of that decline was attributable to the disposition of the former Cardinal Machinery business unit in late 2005, which had provided $2.3 million in revenue in the second quarter of 2005. The remainder of the decrease resulted from an estimated loss of $1.4 million to $1.6 million in sales volume due to the IT system conversion issues, which masked a $2.4 million increase in General MROP revenue over the second quarter of 2005 without the results of the former Cardinal Machinery business unit.
Cost of Sales
Cost of sales increased $1.9 million or 1.8% to $107.7 million for the three months ended June 30, 2006, from $105.8 million for the three months ended June 30, 2005. As a percentage of sales, cost of sales increased to 78.6% for the three months ended June 30, 2006, from 78.0% in 2005. A portion of the increase in cost of sales was due to a shift in sales mix (an increase in the volume of FPS sales relative to General MROP sales), and due to the elimination of higher gross margin associated with the 2005 period revenue of our Cardinal Machinery business unit, which was disposed of in September 2005. In addition, both inventory reserves and freight-in costs increased by a total of $0.2 million.
Selling, General and Administrative Expenses
Selling, general and administrative expenses decreased $0.4 million or 1.6% to $26.4 million for the three months ended June 30, 2006, from $26.8 million for the three months ended June 30, 2005. As a percentage of sales, total selling, general and administrative expenses decreased to 19.3% for the second quarter of 2006 from 19.8% for the second quarter of 2005. The decline in selling, general and administrative expenses was primarily due to (i) a gain on the sale of real property of $0.3 million; and (ii) the aforementioned sale of the Cardinal Machinery business unit which eliminated $0.7 million of expense associated with its operations in the prior year quarter. These favorable variances were partially offset by a net increase in salaries and benefits expense of $0.2 million which reflects a $0.7 million increase in salaries expense and a decrease of $0.5 million in healthcare costs resulting from a favorable change in healthcare providers. The increase in salaries expense was due to additional personnel associated with nine new storeroom management sites since the prior year, coupled with an increase in overtime and temporary labor associated with the IT system conversion. In addition, freight-out and delivery increased $0.2 million and bad debt expense increased $0.3 million over the prior period.
Operating Income
Operating income was $2.9 million, or 2.1% of sales, for the three months ended June 30, 2006, as compared to $3.0 million, or 2.2% of sales, for the three months ended June 30, 2005. Despite sales growth, cost of sales grew at a slightly higher rate and was not offset completely by the improvements in selling, general and administrative expenses.
Interest Expense
As compared to the prior year quarter, we reduced our quarterly average debt outstanding under our Credit Facility from $24.8 million to $16.0 million for the three months ended June 30, 2006, a 35.6% reduction. Interest expense decreased $0.1 million or 28.9% as compared to the prior year quarter due to improved borrowing terms under the Credit Facility in combination with the lower debt outstanding. This impact was partially offset by a 1.2 percentage point increase in the average quarterly interest rate to 6.7% from 5.5% driven by higher LIBOR rates.

Provision for Income Taxes
The provision for income taxes increased by less than $0.1 million, to a provision of $1.1 million for the three months ended June 30, 2006, compared to $1.0 million for the three months ended June 30, 2005. Our effective tax rate was 41.8% as compared to 39.3% due to an increase in non-deductible items as a percentage of pre-tax income.
SIX MONTHS ENDED JUNE 30, 2006 AND 2005
The following table sets forth a summary of our operating data and shows such data as a percentage of net sales for the periods indicated (dollars in thousands):

	SIX MONTHS ENDED JUNE 30,
	2006		2005
Net Sales	$277,281	100.0%	$273,566	100.0%
Cost of Sales	217,865	78.6	214,820	78.5

Gross Profit	59,416	21.4	58,746	21.5
Selling, General and Administrative Expenses	53,611	19.3	53,344	19.5

Operating Income	5,805	2.1	5,402	2.0
Interest Expense, net	613	0.2	850	0.4
Other (Income) Expense, net	(21)	0.0	1	0.0

Earnings Before Taxes	5,213	1.9	4,551	1.6
Provision for Income Taxes	2,152	0.8	1,760	0.6

Net Earnings	$3,061	1.1%	$2,791	1.0%

Net Sales
For the six months ended June 30, 2006, net sales increased by $3.7 million or 1.4% to $277.3 million from $273.6 million for the six months ended June 30, 2005. On a per day basis, sales increased by 0.6% as there was one additional selling day in 2006. Total FPS revenue grew $10.3 million or 6.9% from $150.7 million for the six months ended June 30, 2005 to $161.0 million in the current year. The increase in FPS revenue was driven by the implementation of nine new storeroom management sites since the prior year, in addition to increased production and increased market share at existing sites. At June 30, 2006, we had 340 total FPS sites as compared to 339 total FPS sites at June 30, 2005. There was a decrease in revenue for our General MROP customers of $6.6 million or 5.4% to $116.3 million from $122.9 million in the prior period. Approximately 70% of the decline was attributable to the disposition of the former Cardinal Machinery business unit in late 2005, which had provided $4.6 million in revenue for the six months ended June 30, 2005. The remaining $2.0 million decline was primarily due to an estimated loss of $1.4 million to $1.6 million of sales volume related to the IT system conversion issues as previously discussed, in addition to declines in smaller market customers.
Cost of Sales
Cost of sales for the six months ended June 30, 2006 increased $3.0 million or 1.1% to $217.9 million from $214.8 million for the six months ended June 30, 2005. Cost of sales, as a percentage of net sales, reflected an increase from 78.5% for the six months ended June 30, 2005 to 78.6% for 2006. Contributing to the slight increase in gross profit was a shift in sales mix and a $0.2 million increase in freight-in expense for the six months ended June 30, 2006 as compared to the previous year, which factors were partially offset by a $0.1 million decrease in inventory reserve expense.
Selling, General and Administrative Expenses
Selling, general and administrative expenses for the six months ended June 30, 2006 increased $0.3 million or 0.5% to $53.6 million as compared to $53.3 million for the six months ended June 30, 2005. The increase in expense was due to: (i) an increase of $0.6 million in bad debt expense, net of recoveries, due to the combination of added expense of $0.3 million in 2006 and a benefit of $0.3 million in the prior year; (ii) a $0.2 million increase in freight-out and delivery expense; and (iii) property sales for a gain in the prior year of $0.4 million and a gain in the current year of $0.3 million, resulting in a net decline of $0.1 million in 2006. In addition, there was a net increase in salaries and benefits expense of $0.7 million, which reflects the offsetting effects of a $0.9 million increase in salaries expense and a decrease of $0.2 million due to a favorable change in healthcare providers. The increase in salaries expense was due to additional personnel associated with nine new storeroom management sites since the prior year, coupled with an increase in overtime and temporary labor associated with the IT system conversion. These factors more than offset the elimination of $1.3 million of expense that was associated with the former Cardinal Machinery business unit sold in the prior year third quarter. As a percentage of net sales, total selling, general and administrative expenses improved to 19.3% for the six months ended June 30, 2006 from 19.5% for the same period in the prior year.
Operating Income
Operating income increased $0.4 million or 7.5% to $5.8 million, or 2.1% of sales, for the six months ended June 30, 2006 from $5.4 million, or 2.0% of sales, for the six months ended June 30, 2005.
Interest Expense
As compared to a year ago, we reduced our year-to-date average debt outstanding under our Credit Facility from $26.7 million to $16.7 million, for a 37.8% reduction for the six months ended June 30, 2006. Interest expense decreased from $0.9 million to $0.6 million, a $0.2 million or 27.9% reduction, despite an increase in the year-to-date average interest rate to 6.5% as of June 30, 2006, which was an increase of 1.3 percentage points over the prior year six month average.
Provision for Income Taxes
Our effective tax rate increased to 41.3% in 2006 from 38.7% in 2005 due to an increase in non-deductible items as a percentage of pre-tax income. The rate increase accounts for 34.4% of the $0.4 million of the increase in tax; the remainder was attributable to increased pre-tax income.
LIQUIDITY AND CAPITAL RESOURCES
Capital Availability and Requirements
At June 30, 2006, our total working capital was $79.1 million, which included $0.5 million in cash and cash equivalents. We had an aggregate of $75.0 million of borrowing capacity under our Credit Facility. Based upon our current asset base (which serves as our collateral under the Credit Facility) and outstanding borrowings under the Credit Facility, we had borrowing availability under the Credit Facility of $60.5 million. We continue to comply with all applicable financial covenants under the Credit Facility.
Analysis of Cash Flows
Net cash provided by (used in) operating activities was $0.6 million and ($1.2 million) for the six months ended June 30, 2006 and 2005, respectively. As compared to the prior year, the increase in cash provided by operating activities was primarily due to delays in processing accounts payables due to IT system conversion issues in receiving EDI invoices during the second quarter. In addition, lower bonuses were paid for 2005 and a lower rate of bonuses for 2006 have been accrued due to lower sales growth as compared to the prior year. This was partially offset with cash used by accounts receivable due to an increase in sales volume in combination with IT system conversion issues which delayed invoicing, resulting in an increase in accounts receivable at June 30, 2006.
Net cash provided by investing activities for the six months ended June 30, 2006 and 2005 was $0.1 million and $2.2 million, respectively. Cash was used to make capital expenditures in connection with the first phase of the IT system conversion. In addition, $0.7 million was received from the sale of property during the second quarter of 2006. In the prior year, cash was provided by investing activities from the sale of property, which resulted in proceeds of $2.2 million.
Net cash used in financing activities was $1.0 million and $3.1 million for the six months ended June 30, 2006 and 2005, respectively. Cash was used primarily for net repayments on our Credit Facility of $0.7 million and $2.8 million, respectively, for the six months ended June 30, 2006 and 2005. During the current year, we also used $1.4 million to repurchase 161,000 shares of common stock pursuant to our stock repurchase plan, as compared to $0.5 million used to repurchase 54,300 shares during the first six months of 2005.

CERTAIN ACCOUNTING POLICIES AND ESTIMATES
Our consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires our management to make estimates and assumptions that affect: the reported amounts of assets and liabilities at the date of the financial statements; the disclosure of contingent assets and liabilities at the date of the financial statements; and the reported amounts of revenues and expenses during the reporting period. Our management regularly evaluates its estimates and assumptions. These estimates and assumptions are based on historical experience and on various other factors that are believed to be reasonable under the circumstances and form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different conditions, and these differences may be material.
While our significant accounting policies are described in Note 2 — Summary of Significant Accounting Policies in the Notes to Consolidated Financial Statements of our Annual Report on Form 10-K for fiscal 2005, we believe that the following accounting policies and estimates involve a higher degree of complexity and warrant specific description in this update to the Form 10-K.
Allowance for Doubtful Accounts — Methodology
We have established an allowance for doubtful accounts based on our collection experience and an assessment of the collectability of specific accounts. We evaluate the collectability of accounts receivable based on a combination of factors. Initially, we estimate an allowance for doubtful accounts as a percentage of accounts receivable based on historical collections experience. This initial estimate is periodically adjusted when we become aware of a specific customer’s inability to meet its financial obligations (e.g., bankruptcy filing) or as a result of changes in the overall aging of accounts receivable. We do not believe our estimate of the allowance for doubtful accounts is likely to be adversely affected by any individual customer or group of customers, since our customers are geographically and functionally dispersed, and none are individually significant. The table below depicts our allowance for doubtful accounts, bad debt expense incurred or recovered and write-offs or recoveries during each of the first two quarters of 2006 and 2005. Write-offs of accounts receivable have no effect on either our results of operations or cash flows, only expense impacts our earnings.

	2006	2005
(dollars in thousands)
Allowance for Doubtful Accounts Balance at December 31	$1,369	$2,055
Add: Charges (reductions) to expense, net	168	(109)
Deduct: Write-offs, net of recoveries	42	15

Allowance for Doubtful Accounts Balance at March 31	$1,495	$1,931

Add: Charges (reductions) to expense, net	108	(177)
Deduct: Write-offs, net of recoveries	81	(12)

Allowance for Doubtful Accounts Balance at June 30	$1,522	$1,766

Percentage of Gross Receivables	2.0%	2.6%
Inventories — Slow Moving and Obsolescence
In connection with certain contracts, we maintain special inventories for specific customers’ needs. In certain contracts, the customers are required to purchase the special inventory at the point in time the inventory reaches a certain age. However, for other customer relationships and inventories, we are not protected by our customer from the risk of inventory obsolescence. In such cases, we rely on available return privileges with vendors, if any. Therefore, in determining the net realizable value of inventories, we identify slow moving or obsolete inventories that (i) are not protected by our customer agreements from risk of loss, and (ii) are not eligible for return under various vendor return programs. Based upon these factors, we estimate the net realizable value of inventories and record any necessary adjustments as a charge to cost of sales. If our inventory return privileges were discontinued in the future, or if customers did not honor the provisions of certain contracts that protect us from inventory losses, our risk of loss associated with obsolete or slow moving inventories would increase. The table below depicts our reserve for slow moving and obsolete inventory, incurred or recovered, and write-offs or recoveries during each of the first two quarters of 2006 and 2005. Write-offs of inventory have no effect on either our results of operations or cash flows, only expense impacts our earnings.

	2006	2005
(dollars in thousands)
Inventory Reserve Balance at December 31	$5,115	$5,168
Add: Charges to expense	96	300
Deduct: Write-offs	255	1

Inventory Reserve Balance at March 31	$4,956	$5,467

Add: Charges to expense	197	90
Deduct: Write-offs	233	454

Inventory Reserve Balance at June 30	$4,920	$5,103

Percentage of Gross Inventory	8.0%	8.2%
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
Self Insurance and Related Reserves
We are self-insured for certain losses relating to group health, worker’s compensation, and casualty losses, subject to an aggregate stop loss limit of $1.3 million. We utilize third party administrators to process and administer all related claims. We accrue an estimate for incurred but not reported claims and related expenses based upon historical experience. The accrual for incurred but not reported claims relating to group health, worker’s compensation, and casualty losses totaled approximately $1.2 million at June 30, 2006 and $1.5 million at December 31, 2005. The accuracy of our accrual for incurred but not reported claims is entirely dependent on future events that are subject to change. Because we are self-insured, an increase in the volume (frequency) or amount (severity) of claims in the future may cause us to record additional expense that was not estimable at June 30, 2006. We are not aware of any increasing frequency or severity of individual claims.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We have no material changes to the disclosure on this matter made in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005.
ITEM 4. CONTROLS AND PROCEDURES
An evaluation was performed under the supervision and with the participation of our management, including our President and Chief Executive Officer and our Executive Vice President and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. No system of controls, no matter how well designed and operated, can provide absolute assurance that the objectives of the system of controls are met, and no evaluation of controls can provide absolute assurance that the system of controls has operated effectively in all cases. Our system of disclosure controls and procedures, however, is designed to provide reasonable assurance that the objectives of disclosure controls and procedures are met.
Based on the evaluation discussed above, our President and Chief Executive Officer and our Executive Vice President and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report to provide reasonable assurance that the objectives of the disclosure controls and procedures are met.
No change occurred in the Company’s internal controls concerning financial reporting during the most recent fiscal quarter ended June 30, 2006 that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II. OTHER INFORMATION
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(c) Issuer Purchases of Equity Securities
On February 23, 2005, the Company’s Board of Directors approved a repurchase program pursuant to which the Company is authorized to repurchase up to $5.0 million of its outstanding common shares (“2005 Public Share Repurchase Program”) over a period of 24 months from the inception of the 2005 Public Share Repurchase Program. The following table sets forth information about our purchases of our common stock during the six months ended June 30, 2006.

				(d) Maximum Number
			(c ) Total Number	(or Approximate
			of Common Shares	Dollar Value) of
	(a) Total Number of		Purchased as Part	Shares that May Yet
	Common Shares	(b) Average Price	of Publicly	Be Purchased Under
Period	Purchased	Paid per Share	Announced Program	the Program
12/31/05 Balance				$3,848,012
1/1/2006 — 1/31/2006	—	—	—	$3,848,012
2/1/2006 — 2/28/2006	—	—	—	$3,848,012
3/1/2006 — 3/31/2006	89,700	$8.00	89,700	$3,130,667
4/1/2006 — 4/30/2006	—	—	—	$3,130,667
5/1/2006 — 5/31/2006	—	—	—	$3,130,667
6/1/2006 — 6/30/2006	71,300	$9.21	71,300	$2,473,642
TOTAL	161,000	$8.54	161,000	$2,473,642
ITEM 5. OTHER INFORMATION
On May 31, 2006 a director and former executive officer of the Company developed and implemented a stock trading plan to sell a portion of his company stock over time as part of his individual long-term strategy for asset diversification and liquidity. The stock trading plan was developed and filed in accordance with guidelines specified under Rule 10b5-1 of the Securities and Exchange Act of 1934. The former executive officer plans to sell an aggregate of up to 156,833 shares of which 136,833 shares are in respect to vested options that expire on December 31, 2006 and which are required to be exercised pursuant to the terms of the Company’s employee stock option plan documents. There are 20,000 restricted shares which will be sold pursuant to Rule 144. As of July 19, 2006, 140,069 shares of common stock pursuant to his plan had been sold, which represented a significant portion of the Company’s trading activity in the second quarter of 2006. The plan would permit sales of the remaining 16,764 shares pursuant to its terms during the period ending on November 30, 2006. As of July 19, 2006 the former executive officer owns 6% of the Company’s shares outstanding.
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

INDUSTRIAL DISTRIBUTION GROUP, INC.
Date: August 10, 2006	/s/ Jack P. Healey
Jack P. Healey
Executive Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Accounting and Financial Officer)