Form 10-Q
period 2006-09-30
INDUSTRIAL DISTRIBUTION GROUP INC
filed 2006-11-09
CIK 1042351

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2006
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
Large Accelerated Filer ☐      Accelerated Filer ☑      Non-Accelerated Filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at October 24, 2006

Common Stock, $0.01 par value	9,444,886

INDUSTRIAL DISTRIBUTION GROUP, INC.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
INDUSTRIAL DISTRIBUTION GROUP, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	SEPTEMBER 30,	DECEMBER 31,
	2006	2005
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$329	$721
Accounts receivable, net	82,371	65,661
Inventory, net	61,468	58,485
Deferred tax assets	3,719	3,652
Prepaid and other current assets	3,479	3,324

Total current assets	151,366	131,843
PROPERTY AND EQUIPMENT, NET	4,217	4,672
INTANGIBLE ASSETS, NET	170	201
DEFERRED TAX ASSETS	1,856	2,158
OTHER ASSETS	956	1,454

Total assets	$158,565	$140,328

LIABILITIES & STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$29	$83
Accounts payable	53,452	47,684
Accrued compensation	3,451	2,891
Other accrued liabilities	5,491	5,545

Total current liabilities	62,423	56,203
LONG-TERM DEBT, NET OF CURRENT PORTION	20,351	12,818
OTHER LONG-TERM LIABILITIES	928	996

Total liabilities	83,702	70,017

COMMITMENTS AND CONTINGENCIES (NOTE 9)
STOCKHOLDERS’ EQUITY:
Preferred stock, $0.10 par value per share; 10,000,000 shares authorized, no shares issued or outstanding in 2006 and 2005	0	0
Common stock, par value $0.01 per share, 50,000,000 shares authorized; 9,394,710 shares issued and outstanding in 2006; 9,382,515 shares issued and outstanding in 2005	94	94
Additional paid-in capital	100,092	100,401
Accumulated deficit	(25,323)	(30,184)

Total stockholders’ equity	74,863	70,311

Total liabilities and stockholders’ equity	$158,565	$140,328

The accompanying notes are an integral part of these consolidated financial statements.

INDUSTRIAL DISTRIBUTION GROUP, INC.
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except share data)
(Unaudited)

	THREE MONTHS ENDED
	SEPTEMBER 30,
	2006	2005
NET SALES	$138,991	$135,212
COST OF SALES	107,633	105,502

Gross profit	31,358	29,710
SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES	27,888	27,310

Operating income	3,470	2,400
INTEREST EXPENSE, net	361	367
OTHER INCOME, net	(2)	(39)

EARNINGS BEFORE INCOME TAXES	3,111	2,072
PROVISION FOR INCOME TAXES	1,311	920

NET EARNINGS	$1,800	$1,152

EARNINGS PER COMMON SHARE:
Basic	$0.19	$0.12

Diluted	$0.19	$0.12

WEIGHTED AVERAGE SHARES:
Basic	9,452,665	9,430,533

Diluted	9,688,317	9,824,378

The accompanying notes are an integral part of these consolidated financial statements.

INDUSTRIAL DISTRIBUTION GROUP, INC.
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except share data)
(Unaudited)

	NINE MONTHS ENDED
	SEPTEMBER 30,
	2006	2005
NET SALES	$416,272	$408,778
COST OF SALES	325,498	320,322

Gross profit	90,774	88,456
SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES	81,499	80,654

Operating income	9,275	7,802
INTEREST EXPENSE, net	974	1,217
OTHER INCOME, net	(23)	(38)

EARNINGS BEFORE INCOME TAXES	8,324	6,623
PROVISION FOR INCOME TAXES	3,463	2,680

NET EARNINGS	$4,861	$3,943

EARNINGS PER COMMON SHARE:
Basic	$0.52	$0.42

Diluted	$0.50	$0.40

WEIGHTED AVERAGE SHARES:
Basic	9,408,957	9,390,417

Diluted	9,676,522	9,770,515

The accompanying notes are an integral part of these consolidated financial statements.

INDUSTRIAL DISTRIBUTION GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	NINE MONTHS ENDED
	SEPTEMBER 30,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$4,861	$3,943
Adjustments to reconcile net earnings to net cash (used in) provided by operating activities:
Depreciation and amortization	909	941
Gain on sale of assets	(105)	(561)
Deferred income taxes	235	837
Excess tax benefit from exercise of stock options	(351)	0
Stock-based compensation expense	450	246
Income tax benefit of stock options exercised	460	145
Changes in operating assets and liabilities:
Accounts receivable, net	(16,710)	(5,358)
Inventories, net	(2,983)	789
Prepaid and other assets	343	322
Accounts payable	5,768	994
Accrued compensation	560	(1,360)
Other accrued liabilities	(122)	2,316

Total adjustments	(11,546)	(689)

Net cash (used in) provided by operating activities	(6,685)	3,254

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property and equipment, net	(1,061)	(243)
Proceeds from the sale of assets	0	789
Proceeds from the sale of property and equipment	743	2,270

Net cash (used in) provided by investing activities	(318)	2,816

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock, net of issuance costs	1,021	634
Purchase of common stock	(2,240)	(897)
Excess tax benefit from exercise of stock options	351	0
Repayments on revolving credit facility	(130,154)	(126,163)
Borrowings on revolving credit facility	137,679	118,988
Payments for deferred loan costs	0	(646)
Short-term debt repayments	(54)	0
Short-term debt borrowings	0	6
Long-term debt repayments	(11)	(101)
Long-term debt borrowings	19	0

Net cash provided by (used in) financing activities	6,611	(8,179)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(392)	(2,109)
CASH AND CASH EQUIVALENTS, beginning of period	721	3,164

CASH AND CASH EQUIVALENTS, end of period	$329	$1,055

Supplemental Disclosures:
Interest paid	$849	$643

Income taxes paid	$2,227	$1,270

The accompanying notes are an integral part of these consolidated financial statements.

INDUSTRIAL DISTRIBUTION GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — SEPTEMBER 30, 2006 (Unaudited)
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
2. NEW ACCOUNTING PRONOUNCEMENTS
In July 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109.” This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. This Interpretation is effective for fiscal years beginning after December 15, 2006. The cumulative effects, if any, of applying this Interpretation will be recorded as an adjustment to accumulated deficit as of the beginning of the period of adoption. The Company is currently assessing the impact of the Interpretation on its financial statements.
In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123R (“SFAS No. 123R”) “Shared Based Payment,” which requires companies to measure compensation cost for all share-based payments, including employee stock options. The effective date of SFAS No. 123R was January 1, 2006, for calendar year companies. The Company adopted SFAS No. 123R on January 1, 2006, and the adoption did not have a material impact on the Company’s financial statements. See Note 7 to these consolidated financial statements for further discussion regarding stock-based compensation.
3. SALE OF PROPERTY
During the second quarter of 2006, the Company sold real property located in Tonawanda, New York in a continuing effort to consolidate warehouse facilities, improve logistic efficiencies and reduce assets. The property sold for $0.7 million, net of closing costs, resulting in a gain of $0.3 million. The gain on the sale of assets is included in the accompanying financial statements as a reduction of selling, general and administrative expenses. There were no relocation or severance costs associated with the sale. A sales office was leased in Amherst, New York to serve customers in the Buffalo, New York area.
During the first quarter of 2005, the Company sold real property, located in Greensboro, North Carolina. The property sold for $2.3 million, net of closing costs. The gain associated with this sale was $0.4 million and is classified as a reduction of selling, general, and administrative expenses in the accompanying financial statements. There were no relocation or severance costs associated with this sale of property. A new location was leased in Greensboro to serve customers in that marketplace.
4. DIVESTITURES
During the third quarter of 2005, the Company sold the net assets of its Cardinal Machinery business unit. Assets and liabilities with a net book value of approximately $0.7 million were sold for total consideration of $0.8 million resulting in a gain of $0.1 million which is classified as a reduction of selling, general, and administrative expenses in the accompanying financial statements.
Revenues for Cardinal Machinery were $1.7 million and $6.3 million for the three months and nine months ended September 30, 2005, respectively, which represented less than 2% of total revenue in both periods.

5. CREDIT FACILITY
In December 2000, the Company entered into a $100.0 million revolving credit facility with a five financial institution syndicate. On July 18, 2005, the Company amended its agreement with the existing syndicate. The agreement provides a $75.0 million credit facility with an accordion option enabling the Company to expand the facility to $110.0 million and extends through July 18, 2010. The agreement requires a first security interest in certain assets of the Company. The annual commitment fee on the unused portion of the facility is 25 basis points (0.25%) of the average daily unused portion of the available capacity, which may range from $75.0 million up to $110.0 million depending upon how much of the accordion option is used. The agreement provides that the facility may be used for operations and acquisitions, and provides $7.5 million for swinglines and $10.0 million for letters of credit. Amounts outstanding under the credit facility bear interest at either the lead bank’s corporate rate or LIBOR, as selected by the Company from time to time, plus applicable margins. This rate was 7.0% and 5.7% at September 30, 2006 and December 31, 2005, respectively.
The amounts outstanding under the facility at September 30, 2006 and December 31, 2005 were $20.3 million and $12.8 million, respectively, which have been classified as long-term liabilities in the consolidated balance sheets. Additionally, the Company had outstanding letters of credit of $1.2 million under the facility at September 30, 2006 and $1.6 million at December 31, 2005. The credit facility contains a requirement for a fixed charge coverage ratio to be met if monthly average excess availability under the facility falls below $15.0 million. The Company has the ability to repurchase up to $5.0 million of its common stock during any one fiscal year under the terms of the agreement. Covenants under the credit facility prohibit the payment of cash dividends, among various other restrictions. The Company was in compliance with these covenants as of September 30, 2006 and December 31, 2005.
6. CAPITAL STOCK
During the respective three month periods ended September 30, 2006 and 2005, the Company issued 6,943 shares and 13,365 shares, respectively, of its common stock through its employee stock purchase plan and issued 22,881 shares and 13,004 shares, respectively, of its common stock pursuant to the exercise of options. For the nine month periods ended September 30, 2006 and 2005, the Company issued 21,580 shares and 40,516 shares of its common stock through its employee stock purchase plan and issued 250,015 shares and 54,807 shares of its common stock pursuant to the exercise of options.
Options are included in the computation of diluted earnings per share when the options’ exercise price is less than the average market price of the common stock during the period. The number of options outstanding during the three months ended September 30, 2006 and 2005 had a dilutive effect of 235,652 shares and 393,845 shares, respectively, to the weighted average common stock outstanding. The number of options outstanding during the nine months ended September 30, 2006 and 2005 had a dilutive effect of 267,565 shares and 380,098 shares, respectively, to the weighted average common shares outstanding. During the three and nine months ended September 30, 2006 and 2005, options where the exercise price exceeded the average market price of the common stock totaled 38,650 shares and 57,095 shares, respectively. Such shares were not included in the calculation of weighted average shares outstanding because they were antidilutive.
On February 23, 2005, the Company’s Board of Directors approved a program for the Company to repurchase up to $5.0 million of its outstanding common stock over a 24-month period from the adoption of the program. During the three months ended September 30, 2006 and 2005, the Company repurchased 98,400 shares and 47,100 shares of its common stock, respectively, for an average price per share of $8.83 and $9.36, respectively. During the nine months ended September 30, 2006 and 2005, the Company repurchased 259,400 shares and 101,400 shares, respectively, for an average price per share of $8.65 and $8.86, respectively. Based on the Company’s repurchases of its common stock through September 30, 2006, the Company is authorized to repurchase an additional $1.6 million of its outstanding shares of common stock under the current terms of the repurchase program.
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

As the fair value recognition provisions of SFAS No. 123 and SFAS No. 123R were materially consistent, the adoption of SFAS No. 123R did not have a significant impact on the Company’s financial position or results of operations. Prior to the adoption of SFAS No. 123R, the Company presented all tax benefits from deductions resulting from the exercise of stock options as operating cash flows in the Statement of Cash Flows. SFAS No. 123R requires that the portion of benefits resulting from tax deductions in excess of recognized compensation (the “excess tax benefits”) be presented as financing cash flows. The excess tax benefits were approximately $0.4 million for the nine month period ended September 30, 2006, and would have been presented as an operating cash flow prior to the adoption of SFAS 123R. During the three and nine months ended September 30, 2006, the Company recorded $0.2 million and $0.5 million, respectively, in compensation expense related to share-based payment awards.
The fair value of each option grant is estimated on the date of grant using the Black-Scholes-Merton option-pricing model with the following weighted average assumptions:

	NINE MONTHS ENDED
	SEPTEMBER 30,
	2006	2005
Expected life (years)	7	7
Dividend yield	0%	0%
Expected stock price volatility	48%	51%
Risk-free interest rate (low-high)	4.29% - 5.23%	3.74% - 4.48%
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
Expected volatilities are based on the historical volatility of our stock. We believe that historical volatility is the best indicator of future volatility. We also use historical data to estimate the term options are expected to be outstanding and to estimate forfeitures of options granted. The risk-free rate for the expected life of the option is based on the U.S. Treasury yield in effect at the time of grant with a term approximating the expected option life.
The weighted average grant-date fair value of options granted during the three months ended September 30, 2006 was $4.72 and none were granted in the prior year quarter. The weighted average grant-date fair value of options granted during the nine months ended September 30, 2006 and 2005 was $4.59 and $5.05, respectively. The total intrinsic value of options exercised during the three months ended September 30, 2006 and 2005 was $0.1 million for each period. The total intrinsic value of options exercised during the nine months ended September 30, 2006 and 2005 was $1.4 million and $0.3 million, respectively. The total weighted average grant-date fair value of options exercised during the quarters ended September 30, 2006 and 2005 was $3.46 and $1.39, respectively. The total weighted average grant-date fair value of options exercised during the nine months ended September 30, 2006 and 2005 was $2.18 and $2.10, respectively. As of September 30, 2006, unrecognized compensation cost related to unvested stock option awards totaled $0.3 million and is expected to be recognized over a weighted average period of 1.82 years.
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
The stock incentive plan was adopted to provide key employees, officers, and directors an opportunity to own common stock of the Company and to provide incentives for such persons to promote the financial success of the Company. Awards under the stock incentive plan may be structured in a variety of ways, including incentive and nonqualified stock options, and shares of common stock subject to terms and conditions set by the Board of Directors (“restricted stock awards”). Incentive stock options may be granted only to full-time employees (including officers) of the Company and any subsidiaries. Nonqualified options, restricted stock awards, and other permitted forms of awards may be granted to any person employed by or performing services for the Company, including directors. The stock incentive plan provides for the issuance of an aggregate number of shares of common stock equal to 15% of the total issued and outstanding shares as of the date any award is granted; provided, that the number of shares available for grant as incentive stock options under the plan shall not exceed an aggregate of 1,000,000 shares. The Company currently has 231,160 shares available for issuance under the stock incentive plan.
Under the management incentive plan, management may be awarded shares of stock or restricted stock based on attaining certain performance goals. The Company issued shares in 2006 for 2005 performance based on the terms of the management incentive plan. A maximum of 250,000 shares of common stock may be issued at fair market value under this fixed plan. The Company has issued 215,690 shares under the management incentive plan as of September 30, 2006.
A summary of changes in outstanding stock options for the nine months ended September 30, 2006 is as follows:

			WEIGHTED
			AVERAGE
		WEIGHTED	REMAINING
		AVERAGE	CONTRACTUAL	AGGREGATE
	SHARES	EXERCISE PRICE	LIFE	INTRINSIC VALUE
Outstanding at December 31, 2005	943,847	$4.86
Granted	50,050	$7.99
Forfeited and surrendered	(34,295)	$9.07
Exercised	(250,015)	$3.41

Outstanding at September 30, 2006	709,587	$5.39	4.77	$2,756,000

Vested/Exercisable at September 30, 2006	621,204	$5.04	4.20	$2,671,000
Cash received from stock options exercised for the nine months ended September 30, 2006 was $0.9 million. The income tax benefit from share-based arrangements for the nine months ended September 30, 2006 totaled approximately $0.5 million.
A summary of changes in unvested shares of restricted stock for the nine months ended September 30, 2006 is as follows:

		WEIGHTED
		AVERAGE
		GRANT DATE
	SHARES	FAIR VALUE
Outstanding, unvested at December 31, 2005	112,911	$8.35
Granted	81,883	$7.87
Forfeited and surrendered	(10,000)	$6.20
Vested	0	—

Outstanding, unvested at September 30, 2006	184,794	$8.26

As of September 30, 2006, unrecognized compensation cost related to unvested restricted stock awards totaled $0.9 million and is expected to be recognized over a weighted average period of 1.81 years. No shares vested during the nine month period ended September 30, 2006.
8. DEFERRED TAXES
The Company’s net deferred tax assets totaled approximately $5.6 million at September 30, 2006 and $5.8 million at December 31, 2005, and are subject to periodic recoverability assessments. The realization of the Company’s deferred tax assets is principally dependent upon the Company being able to generate sufficient future taxable income in certain tax jurisdictions. Factors used to assess the likelihood of realization are the Company’s forecast of future taxable income (which is based upon estimates and assumptions) and available tax planning strategies that could be implemented to realize the net deferred tax assets.
On the basis of the Company’s operating results and projections for future taxable income, management believes it is more likely than not that future operations will generate sufficient taxable income to realize the net deferred tax assets. The valuation allowance for net deferred tax assets was $0.5 million as of September 30, 2006 and $0.6 million as of December 31, 2005. The valuation allowance for deferred tax assets at September 30, 2006 is primarily for state net operating loss carryforwards for which the Company believes sufficient taxable income will not be realized prior to expiration.
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
This discussion may contain certain forward-looking statements concerning our operations, performance and financial condition, including, in particular, the likelihood of our success in developing and expanding our business. These statements are based upon a number of assumptions and estimates that are inherently subject to significant uncertainties and contingencies, many of which are beyond our control. Actual results may differ materially from those expressed or implied by such forward-looking statements. Factors that could cause actual results to differ include, but are not limited to: our ability to compete successfully in the highly competitive and diverse MROP market, our ability to renew profitable contracts, the availability of key personnel for employment by us; our reliance on the expertise of our senior management; our reliance on regional information systems during the implementation of our IT system conversion; the interruption of business due to our IT system conversion and related consolidation efforts; the uncertainty of customers’ demand for our products and services; our relationships with and dependence upon third-party suppliers and manufacturers; discontinuance of our distribution rights; failure to successfully implement efficiency improvements; and other factors discussed in more detail under Item 1A-Risk Factors in our Annual Report on Form 10-K for fiscal year 2005.
Our discussions below in this Item 2 are based upon the more detailed discussions about our business, operations and financial condition included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005, under Item 7. Our discussions here focus on our results during or as of the three-month and nine-month periods ended September 30, 2006, and the comparable periods of 2005 and, to the extent applicable, any material changes from the information discussed in that Form 10-K or other important intervening developments or information since that time. These discussions should be read in conjunction with that Form 10-K for more detailed and background information.
RESULTS OF OPERATIONS
Implementation of Centralized Back Office Computer System
As previously reported with respect to the second quarter of 2006, we experienced (and resolved) certain issues with our Electronic Data Interchange (EDI) processes in conjunction with the phased conversion of our IT system to Infor’s SX.enterprise which temporarily disrupted the receipt of automated orders from certain customers during the second quarter. The temporary disruption in receipt of such automated orders reduced sales for the second quarter by an estimated $2.8 million to $3.2 million. During the third quarter, we experienced a delay in cash collections from certain customers as a result of the resolution of issues we encountered during the second quarter. We will substantially complete our remaining IT system conversion activities in the fourth quarter of 2006.

THREE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005
The following table sets forth a summary of our operating data and shows such data as a percentage of net sales for the periods indicated (dollars in thousands):

	THREE MONTHS ENDED SEPTEMBER 30,
	2006		2005
Net Sales	$138,991	100.0%	$135,212	100.0%
Cost of Sales	107,633	77.4	105,502	78.0

Gross Profit	31,358	22.6	29,710	22.0
Selling, General and Administrative Expenses	27,888	20.1	27,310	20.2

Operating Income	3,470	2.5	2,400	1.8
Interest Expense, net	361	0.3	367	0.3
Other Income, net	(2)	0.0	(39)	0.0

Earnings Before Taxes	3,111	2.2	2,072	1.5
Provision for Income Taxes	1,311	0.9	920	0.7

Net Earnings	$1,800	1.3%	$1,152	0.8%

Net sales
Net sales increased $3.8 million or 2.8% to $139.0 million for the three months ended September 30, 2006, from $135.2 million for the three months ended September 30, 2005. On a days sales basis, revenue increased 4.4% as there was one fewer selling day this quarter. FPS revenues comprised 60.3% of total revenue for the 2006 quarter as compared to 56.5% in the comparable 2005 quarter. Total FPS revenue grew $7.5 million or 9.8% to $83.8 million as compared to $76.3 million in the prior year quarter. As of September 30, 2006, the total number of FPS sites under management was 339, of which 102 were storeroom management sites, representing a net increase of six storeroom management sites since September 30, 2005. The growth in FPS revenue was primarily attributable to new customer growth along with $2.7 million of one-time inventory sales during the current quarter. General MROP revenue decreased $3.7 million or 6.3% to $55.2 million for the three months ended September 30, 2006, from $58.9 million for the same period in 2005. Approximately 45% of that decline was attributable to the disposition of our former Cardinal Machinery business unit (“Cardinal”) in September 2005, which had provided $1.7 million in General MROP revenue in the third quarter of 2005. The remaining $2.0 million decline reflects reduced purchase levels by certain existing customers, primarily related to the automotive and recreational vehicle sectors as rising fuel prices had an unfavorable impact on the business levels of these customers. In addition, we have experienced decreased production at our customers in the manufactured housing and commercial marine industries.
Cost of Sales
Cost of sales increased $2.1 million or 2.0% to $107.6 million for the three months ended September 30, 2006, from $105.5 million for the three months ended September 30, 2005. As a percentage of net sales, however, cost of sales decreased to 77.4% for the three months ended September 30, 2006, from 78.0% in the comparable 2005 period. A portion of the decrease in cost of sales as a percentage of net sales was due to more profitable FPS customer arrangements, primarily in personnel billings including administrative and implementation fees. In addition, increased purchase discounts and a reduction in inventory reserves had a favorable impact of $0.5 million. Inventory reserve levels have declined as a result of the IT system conversion and the facility rationalization program as we now have the ability to source inventory from more distribution centers company-wide.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased $0.6 million or 2.1% to $27.9 million for the three months ended September 30, 2006, from $27.3 million for the three months ended September 30, 2005. As a percentage of net sales, however, total selling, general and administrative expenses decreased slightly to 20.1% for the third quarter of 2006 from 20.2% in the prior year. The increase in total selling, general and administrative expenses was primarily due to our higher level of sales activities and reflects (i) an increase in salaries and benefits expense of $0.7 million, (ii) travel and entertainment increases of $0.4 million due to the IT system implementation and increased sales volume, and (iii) increased freight charges of $0.3 million due to rising fuel prices and increased sales volume. It also reflects the effect of recording a non-recurring gain of $0.1 million on the sale of Cardinal in the prior year quarter. Partially offsetting these amounts were the elimination of $0.7 million of expense that had been associated with Cardinal in the prior year quarter and a reduction of $0.2 million in Sarbanes-Oxley related fees incurred in the current year quarter relative to the comparable quarter in the prior year.

Operating Income
Operating income was $3.5 million, or 2.5% of sales, for the three months ended September 30, 2006, as compared to $2.4 million, or 1.8% of sales, for the three months ended September 30, 2005. Sales growth and a reduction in cost of sales as a percentage of sales coupled with a favorable percentage of operating expense resulted in the favorable increase in operating margin.
Interest Expense
As compared to the prior year quarter, we reduced our quarterly average debt outstanding under our Credit Facility from $20.7 million to $20.3 million for the three months ended September 30, 2006, a 1.6% reduction. Interest expense was consistent with the prior year quarter as the reduction in borrowings was offset by a 2.2 percentage point increase in the average quarterly interest rate to 7.6% from 5.4% as a result of higher LIBOR rates.
Provision for Income Taxes
The provision for income taxes increased $0.4 million, to a provision of $1.3 million for the three months ended September 30, 2006, compared to $0.9 million for the three months ended September 30, 2005. Our effective tax rate was 42.1% as compared to 44.4% due to a decrease in non-deductible items as a percentage of pre-tax income.
NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005
The following table sets forth a summary of our operating data and shows such data as a percentage of net sales for the periods indicated (dollars in thousands):

	NINE MONTHS ENDED SEPTEMBER 30,
	2006		2005
Net Sales	$416,272	100.0%	$408,778	100.0%
Cost of Sales	325,498	78.2	320,322	78.4

Gross Profit	90,774	21.8	88,456	21.6
Selling, General and Administrative Expenses	81,499	19.6	80,654	19.7

Operating Income	9,275	2.2	7,802	1.9
Interest Expense, net	974	0.2	1,217	0.3
Other Income, net	(23)	0.0	(38)	0.0

Earnings Before Taxes	8,324	2.0	6,623	1.6
Provision for Income Taxes	3,463	0.8	2,680	0.7

Net Earnings	$4,861	1.2%	$3,943	0.9%

Net Sales
For the nine months ended September 30, 2006, net sales increased by $7.5 million or 1.8% to $416.3 million from $408.8 million for the nine months ended September 30, 2005. Total FPS revenue grew $17.8 million or 7.9% from $227.0 million for the nine months ended September 30, 2005 to $244.8 million in the current year, despite an estimated $1.4 to $1.6 million reduction in revenue during the second quarter as a result of disruptions related to our IT system conversion. The increase in FPS revenue was driven by the implementation of six (net) new storeroom management sites since the prior year, in addition to increased production and increased market share at existing sites. At September 30, 2006, we had 339 total FPS sites as compared to 335 total FPS sites at September 30, 2005. There was a decrease in our General MROP revenue of $10.3 million or 5.7% to $171.5 million from $181.8 million in the prior period. Approximately 60% of the decline was attributable to the disposition of Cardinal in September 2005, which had provided $6.3 million in revenue for the nine months ended September 30, 2005. The remaining $4.0 million decline was primarily due to an estimated $1.4 million to $1.6 million reduction in sales volume during the second quarter of 2006 related to the IT system conversion issues. In addition, our customers in the automotive, manufactured housing, recreational vehicle and commercial marine industries have experienced reduced levels of production.
Cost of Sales
Cost of sales for the nine months ended September 30, 2006 increased $5.2 million or 1.6% to $325.5 million from $320.3 million for the nine months ended September 30, 2005. Cost of sales, as a percentage of net sales, reflected a decrease from 78.4% for the nine months ended September 30, 2005 to 78.2% for 2006. The decline in cost of sales as a percentage of net sales was partly due to more profitable FPS arrangements, in addition to better management and renegotiation of certain existing customers. In addition, the favorable impact from consolidating facilities and the benefits of having more of our operations on one operating platform, as a result of IT system conversion, has enhanced our inventory management and reduced the level of inventory reserve required. Our new customer volume was primarily in FPS arrangements, which resulted in increased personnel billings including administrative and implementation fees during the current year and contributed to the increase in overall total cost of sales.
Selling, General and Administrative Expenses
Selling, general and administrative expenses for the nine months ended September 30, 2006 increased $0.8 million or 1.0% to $81.5 million as compared to $80.7 million for the nine months ended September 30, 2005. There was a net increase in salaries and benefits expense of $1.3 million, which reflects the offsetting effects of a $1.5 million increase in salaries expense and a decrease of $0.2 million due to a change in healthcare providers. The increase in salaries expense was due to additional personnel associated with the implementation of six (net) new storeroom management sites since the prior year, coupled with an increase in overtime and temporary labor associated with the IT system conversion. In combination with this increase in headcount, we had an increase of $0.5 million in travel and entertainment expense in the current year, which also reflects our higher level of sales activities during the 2006 period. The remainder of the increase was due to: (i) an increase of $0.5 million in bad debt expense, net of recoveries, due to the combination of added expense of $0.4 million in 2006 and a benefit of $0.1 million in the prior year; (ii) a $0.5 million increase in freight-out and delivery expense; and (iii) a net gain on the sale of property of $0.3 million as compared to a net gain of $0.5 million recorded in the prior year. These factors more than offset the elimination of $2.0 million of expense that was associated with Cardinal sold in the prior year third quarter. There was also a $0.2 million reduction of expenses incurred for Sarbanes-Oxley compliance in the current year. As a percentage of net sales, total selling, general and administrative expenses improved to 19.6% for the nine months ended September 30, 2006 from 19.7% for the same period in the prior year.
Operating Income
Operating income increased $1.5 million or 18.9% to $9.3 million, 2.2% of sales, for the nine months ended September 30, 2006 from $7.8 million, or 1.9% of sales, for the nine months ended September 30, 2005. The improvement in our operating income for the current nine-month period reflects the same favorable convergence of factors described above for the current quarter – that is, sales growth increased at a higher rate than cost of sales and operating expenses, resulting in improved profitability.
Interest Expense
As compared to September 30, 2005, we reduced our 2006 year-to-date average debt outstanding under our Credit Facility from $24.7 million to $18.1 million, a 26.6% reduction. Interest expense decreased from $1.2 million to $1.0 million, a $0.2 million or 20.0% reduction due to the lower average debt balance, despite an increase in the year-to-date average interest rate to 6.9% as of September 30, 2006, which was an increase of 1.6 percentage points over the prior year nine month average.
Provision for Income Taxes
Our effective tax rate increased to 41.6% in 2006 from 40.5% in 2005 due to an increase in non-deductible items as a percentage of pre-tax income. The rate increase accounts for 12.1% of the $0.8 million of the increase in tax; the remainder was attributable to increased pre-tax income.
LIQUIDITY AND CAPITAL RESOURCES
Capital Availability and Requirements
At September 30, 2006, our total working capital was $88.9 million, which included $0.3 million in cash and cash equivalents. We had an aggregate of $75.0 million of borrowing capacity under our Credit Facility. Based upon our current asset base (which serves as our collateral under the Credit Facility) and outstanding borrowings under the Credit Facility, we had borrowing availability under the Credit Facility of $53.5 million. We are in compliance with all applicable financial covenants under the Credit Facility.
Analysis of Cash Flows
Net cash (used in) provided by operating activities was ($6.7 million) and $3.3 million for the nine months ended September 30, 2006 and 2005, respectively. As compared to the prior year, the increase in cash used in operations was primarily due to EDI billing process issues resulting from our IT system conversion, which delayed our receipt of payments from several large customers. We also used more cash in the current period to fund a higher level of inventory relating to an increase in purchases in connection with new FPS site implementations.

Net cash (used in) provided by investing activities for the nine months ended September 30, 2006 and 2005 was ($0.3 million) and $2.8 million, respectively. In the current year, cash was used to make capital expenditures in connection with the first phase of the IT system conversion. In addition, $0.7 million was received from the sale of property during the second quarter of 2006. In the prior year, cash was provided by investing activities from the sale of property and the divestiture of Cardinal, which resulted in combined proceeds of $3.1 million which was partially offset by $0.2 million of purchases of property and equipment.
Net cash provided by (used in) financing activities was $6.6 million and ($8.2 million) for the nine months ended September 30, 2006 and 2005, respectively. Cash was provided primarily by net borrowings under our Credit Facility of $7.5 million for the nine months ended September 30, 2006 and used in the prior year period to make repayments of $7.2 million. During the current year, we also used $2.2 million to repurchase 259,400 shares of common stock pursuant to our stock repurchase plan, as compared to $0.9 million used to repurchase 101,400 shares during the first nine months of 2005.
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
Allowance for Doubtful Accounts — Methodology
We have established an allowance for doubtful accounts based on our collection experience and an assessment of the collectability of specific accounts. We evaluate the collectability of accounts receivable based on a combination of factors. Initially, we estimate an allowance for doubtful accounts as a percentage of accounts receivable based on historical collections experience. This initial estimate is periodically adjusted when we become aware of a specific customer’s inability to meet its financial obligations (e.g., bankruptcy filing) or as a result of changes in the overall aging of accounts receivable. We do not believe our estimate of the allowance for doubtful accounts is likely to be adversely affected by any individual customer or group of customers, since our customers are geographically and functionally dispersed, and none are individually significant. The table below depicts our allowance for doubtful accounts, bad debt expense incurred or reductions thereto, and write-offs or recoveries during each quarter of 2006 and 2005. Write-offs of accounts receivable against our reserves have no effect on either our results of operations or cash flows, because they are not expense items; only expense items impact our earnings.

(dollars in thousands)	2006	2005
Allowance for Doubtful Accounts Balance at December 31	$1,369	$2,055
Add: Charges (reductions) to expense, net	168	(109)
Deduct: Write-offs, net of recoveries	42	15

Allowance for Doubtful Accounts Balance at March 31	$1,495	$1,931

Add: Charges (reductions) to expense, net	108	(177)
Deduct: Write-offs, net of recoveries	81	(12)

Allowance for Doubtful Accounts Balance at June 30	$1,522	$1,766

Add: Charges (reductions) to expense, net	121	165
Deduct: Write-offs, net of recoveries	126	324

Allowance for Doubtful Accounts Balance at September 30	$1,517	$1,607

Percentage of Gross Receivables	1.8%	2.3%
Inventories — Slow Moving and Obsolescence
In connection with certain contracts, we maintain special inventories for specific customers’ needs. In certain contracts, the customers are required to purchase the special inventory at the point in time the inventory reaches a certain age. However, for other customer relationships and inventories, we are not protected by our customer from the risk of inventory obsolescence. In such cases, we rely on available return privileges with vendors, if any. Therefore, in determining the net realizable value of inventories, we identify slow moving or obsolete inventories that (i) are not protected by our customer agreements from risk of loss, and (ii) are not eligible for return under various vendor return programs. Based upon these factors, we estimate the net realizable value of inventories and record any necessary adjustments as a charge to cost of sales. If our inventory return privileges were discontinued in the future, or if customers did not honor the provisions of certain contracts that protect us from inventory losses, our risk of loss associated with obsolete or slow moving inventories would increase. The table below depicts our reserve for slow moving and obsolete inventory, incurred or recovered, and write-offs during each quarter of 2006 and 2005. Write-offs of inventory against our reserves have no effect on either our results of operations or cash flows, because they are not expense items; only expense items impact our earnings.

(dollars in thousands)	2006	2005
Inventory Reserve Balance at December 31	$5,115	$5,168
Add: Charges to expense	96	300
Deduct: Write-offs	255	1

Inventory Reserve Balance at March 31	$4,956	$5,467

Add: Charges to expense	197	90
Deduct: Write-offs	233	454

Inventory Reserve Balance at June 30	$4,920	$5,103

Add: Charges (recoveries) to expense	(50)	411
Deduct: Write-offs	61	346

Inventory Reserve Balance at September 30	$4,809	$5,168

Percentage of Gross Inventory	7.3%	8.5%
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
Self Insurance and Related Reserves
We are self-insured for certain losses relating to group health, worker’s compensation, and casualty losses, subject to an aggregate stop loss limit of $1.3 million. We utilize third party administrators to process and administer all related claims. We accrue an estimate for incurred but not reported claims and related expenses based upon historical experience. The accrual for incurred but not reported claims relating to group health, worker’s compensation, and casualty losses totaled approximately $1.2 million at September 30, 2006 and $1.5 million at December 31, 2005. The accuracy of our accrual for incurred but not reported claims is entirely dependent on future events that are subject to change. Because we are self-insured, an increase in the volume (frequency) or amount (severity) of claims in the future may cause us to record additional expense that was not estimable at September 30, 2006. We are not aware of any increasing frequency or severity of individual claims.

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
No change occurred in the Company’s internal controls concerning financial reporting during the most recent fiscal quarter ended September 30, 2006 that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II. OTHER INFORMATION
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(c) Issuer Purchases of Equity Securities
On February 23, 2005, the Company’s Board of Directors approved a repurchase program pursuant to which the Company is authorized to repurchase up to $5.0 million of its outstanding common shares (“2005 Public Share Repurchase Program”) over a period of 24 months from the inception of the 2005 Public Share Repurchase Program. The following table sets forth information about our purchases of our common stock during the nine months ended September 30, 2006.

				(d) Maximum Number
			(c ) Total Number	(or Approximate
			of Common Shares	Dollar Value) of
	(a) Total Number of		Purchased as Part	Shares that May Yet
	Common Shares	(b) Average Price	of Publicly	Be Purchased Under
Period	Purchased	Paid per Share	Announced Program	the Program
12/31/05 Balance				$3,848,012
1/1/2006 — 1/31/2006	—	—	—	$3,848,012
2/1/2006 — 2/28/2006	—	—	—	$3,848,012
3/1/2006 — 3/31/2006	89,700	$8.00	89,700	$3,130,667
4/1/2006 — 4/30/2006	—	—	—	$3,130,667
5/1/2006 — 5/31/2006	—	—	—	$3,130,667
6/1/2006 — 6/30/2006	71,300	$9.21	71,300	$2,473,642
7/1/2006 — 7/31/2006	—	—	—	$2,473,642
8/1/2006 — 8/31/2006	52,500	$8.85	52,500	$2,008,777
9/1/2006 — 9/30/2006	45,900	$8.80	45,900	$1,604,834

TOTAL	259,400	$8.65	259,400	$1,604,834

ITEM 5. OTHER INFORMATION
On May 31, 2006 a former executive officer (also a current director) of the Company developed and implemented a stock trading plan to sell a portion of his company stock over time as part of his individual long-term strategy for asset diversification and liquidity. The stock trading plan was developed and filed in accordance with guidelines specified under Rule 10b5-1 of the Securities and Exchange Act of 1934. As of October 24, 2006, the former executive officer had sold an aggregate of 140,069 shares, of which 136,833 shares were acquired by the exercise of vested options that would expire on December 31, 2006, and 3,236 shares were restricted shares that were sold pursuant to Rule 144. The plan covers potential sales pursuant to its terms of the remaining 16,764 restricted shares during the period that will end on November 30, 2006. As of October 24, 2006, the former executive officer continued to own 6.0% of the Company’s outstanding shares.
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

INDUSTRIAL DISTRIBUTION GROUP, INC.
Date: November 9, 2006	/s/ Jack P. Healey
Jack P. Healey
Executive Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Accounting and Financial Officer)