Form 10-K
period 2006-12-31
INDUSTRIAL DISTRIBUTION GROUP INC
filed 2007-03-15
CIK 1042351

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2006
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
None
(Title of Class)
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large Accelerated Filer ☐      Accelerated Filer ☑      Non-accelerated Filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
The aggregate market value of the voting stock held by non-affiliates (which for purposes hereof are all holders other than executive officers and directors) of the Registrant as of June 30, 2006 was $68,830,768 (based on 7,795,104 shares held by non-affiliates at $8.83 per share, the last sales price on the NASDAQ on June 30, 2006).
     The number of shares outstanding of the registrant’s common stock as of February 15, 2007 was 9,355,051.
DOCUMENTS INCORPORATED BY REFERENCE
     Portions of the Registrant’s definitive Proxy Statement for the 2007 Annual Meeting of Stockholders to be held May 1, 2007 are incorporated by reference, to the extent indicated under Items 10, 11, 12, 13, and 14, into Part III of this Form 10-K.

CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS
     Certain written and oral statements made by Industrial Distribution Group, Inc. may constitute “forward-looking statements” as defined under the Private Securities Litigation Reform Act of 1995, including statements made in this report and other filings with the Securities and Exchange Commission. Generally, the words “anticipate,” “believe,” “expect,” “intend”, “estimate,” “project,” and similar expressions identify forward-looking statements, which generally are not historical in nature. All statements which address operating performance, events or developments that we expect or anticipate will occur in the future including growth in market share and statements expressing general optimism about future operating results are forward-looking statements. Forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from the Company’s historical experience and the Company’s present expectations or projections. Caution should be taken not to place undue reliance on any such forward-looking statements since such statements speak only as of the date when made. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. For a discussion of some of these risks and uncertainties, see the section of this report entitled “Risk Factors.”
PART I
Item 1. Business.
Background and General
     Industrial Distribution Group, Inc. (“IDG”) is a Delaware corporation, formed in 1997 through the combination of several, previously independent industrial distribution companies. We are a nationwide supplier of maintenance, repair, operating, and production (“MROP”) products and services to manufacturers and other industrial users, and through our Flexible Procurement Solutions™ (“FPS”) program, we provide an array of value-added business process outsourcing services and other arrangements. Our FPS services include storeroom management (commonly referred to as integrated supply) and other offerings that emphasize and utilize our specialized expertise in product applications and production process improvements. In providing FPS services and direct sales of MROP products (which we refer to as General MROP sales), we distribute a full line of MROP products, specializing in cutting tools, abrasives, hand and power tools, maintenance equipment, coolants, lubricants, adhesives, and safety products. In addition, we can supply at a competitive price virtually any other MROP product that a customer may require.
     Our FPS customers, which account for 59% of our business, range from mid-market (i.e., between $50,000 and $500,000 in annual revenues) to large market (i.e., greater than $500,000 in annual revenues) accounts. We believe that, as we widen our FPS services and product availability, we will continue to position IDG to proactively address the increasing demands of customers for ways to reduce their overall MROP costs and enhance their operating efficiencies. In many of our FPS arrangements, we seek to answer these demands by providing an annual reduction in our customer’s total MROP procurement costs through our Documented Cost Savings Program. We are able to offer this service guarantee by reducing costs and leveraging our expertise and our ability to analyze a customer’s acquisition, possession, and application processes for MROP products to design and implement a customized program that improves and streamlines those processes. The specific programs we design may include improving the customer’s production and procurement processes, standardizing the products they use, reducing the number of suppliers from which they purchase products, or developing storeroom management arrangements that outsource to us some or all of their MROP procurement and management functions. Our General MROP customers, which account for 41% of our business, tend to be less than $500,000 in annual revenue and purchase our products through a variety of methods, including direct sales, e-commerce and call centers staffed by trained inside customer service representatives. These customers buy our products for their availability and price and for our specialized product application expertise in addition to our relationships with some of the strongest suppliers in the industry.
     We currently have sales coverage in 43 of the top 75 manufacturing markets in the United States as well as in certain markets in China. We have approximately 13,000 active customers (customers that purchased at least one item in the last 12 months), which includes a diverse group of large and mid-sized national and international corporations, including Borg-Warner Inc., Boeing Company, ArvinMeritor Inc., PPG Industries, Kennametal Inc., Duracell, Pentair Inc., Ford Motor Company, Honeywell, and Fleetwood Enterprises Inc. as well as many local and regional businesses. Based on 2006 sales of $547.9 million, we believe IDG is among the top 20 MROP providers and the top five operators of storeroom management sites in the nation.
     In an effort to improve both our internal and external operating efficiencies, during 2006 we realigned our internal organizational and operating structure from a decentralized model that functioned through regional departments to a matrix organization that arranges and utilizes our resources by company-wide business functional processes (marketing, customer service, purchasing, information technology, human resources, accounting, warehousing and logistics). Under this new “One Company” matrix organization, key processes of our business have been identified and organization-wide responsibility for each process has been assigned to a specific IDG team member, each of whom is referred to as a Process Leader. FPS operations, including selling and implementing solutions, are national in scope and our Vice President of FPS currently reports to the Chief Executive Officer. In addition, our Regional Presidents are responsible for managing our FPS operations, once implemented, and driving General MROP sales in a specific region. The Regional Presidents have operational authority for their region and report to the Chief Executive Officer. An integral component of our internal realignment in 2006 was the conversion from three disparate back-office computer platforms to one of our existing computer operating systems. During the conversion, the Company realigned its business processes to conform to our One Company matrix organization. During this conversion some operational difficulties were experienced which resulted in lost sales and inefficient operations. Since the conversion was completed in phases, we were able to adjust our approach as we encountered these issues, thus managing the impact on our customers. Most of the operating issues have been resolved, however, we will continue to refine and improve our operating system and processes throughout 2007.
     The outcome of one matrix organization and one operating system will enhance our customer service and enable us to be more competitive in the General MROP marketplace. Among other things, we can now view inventory company-wide and ship from multiple warehouses on the same customer order. The integration of both processes and systems allows us to better serve the General MROP customer with better fill rates, common processes and clear lines of responsibility. Internal and external customer satisfaction will be enhanced under this model.
Industry Overview and Trends
     Manufacturers, processors, and other producers of industrial, commercial, or consumer products have a continual need for a broad range of MROP products. The industrial MROP products industry, in which we participate, is highly competitive. We estimate that the size of the industrial MROP market is approximately $70 billion annually. However, the entire U.S. MROP market is estimated to be in excess of $140 billion annually. This broader market includes electrical, PVF (pipes, valves, and fittings), power transmission, and other product categories in which we participate to a lesser extent than the industrial MROP product market.
     The industrial MROP products industry is highly competitive and features numerous distribution channels, including: international, national, regional, and local distributors; internet suppliers; large catalog warehouses; and manufacturers’ own sales forces. Competition in the MROP supplies industry may increase in other ways. For example, during 2006 we saw a heightened number of our competitors, including new large competitors to the MROP market, consolidating to achieve economies of scale and increase efficiencies, which may strengthen their competitive position relative to us. Consolidation in the industry enables customers to focus on the convenience due to broader product line availability, cost savings, and economies of scale associated with a reduced number of suppliers who are capable of providing superior service and product selection. We believe these trends will continue into the near future and could further enhance competition.
     In today’s marketplace, business-to-business solutions provide customers with the option to outsource the commodity management aspects of MROP. As manufacturers have focused on their core manufacturing or other production competencies, they have increasingly outsourced their MROP procurement, management, and application processes in search of more comprehensive MROP solutions that include technology solutions that we provide. Our business-to-business solutions include Internet-based platforms used to create procurement solution strategies allowing us continued opportunities for growth. During 2006 we developed an e-commerce business plan and began beta testing of a limited on-line procurement site. This project is anticipated to open a new distribution channel and improve convenience to our existing customers. These capabilities are expected to be available to our broad customer base sometime in 2008.
     We believe that we have the size, scale of operations, technology, and skilled personnel resources necessary to benefit from these industry trends and compete effectively in the MROP supply industry. Furthermore, the development of our ability to offer a wider variety of solutions to our customers will enable us to compete more effectively in the future and provide us with additional revenue opportunities.
Flexible Procurement Solutions (FPS)
  Services Program and Approach
     FPS is a broad program of value-added, business process outsourcing services that we offer to customers and reflects our principal approach to addressing the manufacturers’ need to reduce their total procurement costs. We approach our customers and their needs proactively, not simply to sell MROP products, but also to help design an overall MROP strategy that improves our customers’ supply chain and asset management and increases their operational efficiencies. We offer our customers our expertise in process improvement, inventory management, product application, productivity improvements, cost savings, software solutions, and logistics. Through FPS, we can provide any or all of these areas of expertise, depending on the size and the specific needs of the customer. As a result of our FPS services, we believe that our customers can increase their profits and their return on assets.
     We believe that the ability and flexibility to provide the ideal combination of MROP services required by each customer is the key to capturing market share for our business. The prerequisites for doing so will continue to evolve, and we will remain vigilant in assessing the needs of and developing solutions for our existing and prospective new customers. At December 31, 2006, we had arrangements in place to provide FPS services to 259 customers covering 352 sites, including 101 storeroom management sites covering 52 customers.
  Spectrum of Service Offerings
     The spectrum of services we offer in designing and implementing FPS for customers is broad and encompasses all phases of a customer’s MROP cycle — that is, the acquisition, possession, and application of MROP products. Our extensive process knowledge and the product expertise of our associates are key elements that allow us to present cost saving solutions to our customers in all of these phases. For example, our comprehensive product line supports our commitment to acquire and deliver the most appropriate product to our customers. In addition to maintaining approximately 400,000 stock-keeping units (“SKUs”), as well as special items in stock for our General MROP customers, we can provide virtually any MROP item a customer may require. It is customary for us to replicate all products our customers use when implementing a storeroom management site. Our proprietary stand-alone software programs provide a sophisticated system for our customers to accurately track their possession and use of these products. Our software allows us to segregate between customer and IDG-owned inventory. It also tracks the consumption and identifies cost saving opportunities. Moreover, our industry-specific experience and extensive product knowledge enable us to assist in the application of MROP products by evaluating manufacturing processes and the MROP products they use. We have available to our customers certain product specialists that assist with training and the application of a product to a particular manufacturing process. Our understanding of the most appropriate product for specific customer applications helps us to identify the MROP product best suited for a customer’s specific need, or we may suggest process re-engineering in order to lower the customer’s total manufacturing costs.
     The proper management of the acquisition, possession and application functions is important to customers because they must balance the need for immediate access to inventory with the cost of carrying the inventory. Many MROP products — such as machine tool inserts, drill bits, abrasives, saw blades, and gloves — are consumed in production processes and are essential to maintain at the point of production to avoid unnecessary downtime. Other MROP products — such as power tools, hand tools, scales, and hoists — have relatively longer operational lives and are therefore purchased less frequently, but still must be available “on time” in order to achieve production efficiencies. The management of all phases of our customers’ MROP cycle is a fundamental part of our FPS services for our customers.
     In addition to identifying and supplying the particular products a customer requires (in the proper quantities and at the proper times), our specialized services may include any one or more of the following to assist the customer in the acquisition, possession and application phases of the MROP cycle:
•	providing consolidated billing for MROP products and producing customized management reports for customers regarding purchases and inventory levels;

•	installing computer software and hardware to implement an electronic data interchange system to enable the customer to order products electronically and in some cases automatically;

•	providing storeroom design and reorganization services to reduce inefficiencies, redundancies, obsolescence, and shrinkage;

•	bar coding products in a customer’s tool crib to control inventory and track consumption by product, employee, and/or cost center;

•	installation of product vending machines and other automated dispensing solutions;

•	Commodity Management Solutions including Vendor Managed Inventory (VMI) arrangements; and

•	providing the management and procurement of entire commodity groups utilizing our proprietary software to enable product rationalization, supplier surveys, supplier requests for quotes, quotation analysis, supplier selection, and contract awards.
  Storeroom Management Arrangements
     Our business process outsourcing model for storeroom management is the most complete offering of services in our FPS program. In a storeroom management arrangement, we essentially form a strategic alliance with the customer to procure, manage, and apply MROP products at the customer’s site and, in some cases, to share the benefits of the cost reductions achieved. In addition to the other FPS services we provide, our storeroom management relationships — which are not standardized, but vary from customer to customer based on each customer’s needs — usually include:
•	furnishing the customer with our proprietary software that helps provide our customers with business intelligence to manage the acquisition, receipt, issuance, and application of MROP products and other key commodity supplies;

•	gaining access to plant floors to re-engineer procurement and production processes and standardize MROP products;

•	coordinating the purchase of multiple MROP product lines;

•	providing consolidated invoices and customized management reports via a direct network link to customers; and

•	managing and staffing tool cribs.
In addition, in a storeroom management relationship, we, rather than the customer, may own the inventory in the tool crib. At December 31, 2006 approximately $26.4 million (or 38.4%) of our total inventory resided at customer sites.
     In a storeroom management relationship, we target negotiated levels of annual reduction in the customer’s total MROP costs in relation to its production levels commonly referred to as ‘cost savings’. Our customers agree on the savings criteria and measurements at the beginning of the relationship, and our service performance is measured to those pre-determined expectations. We show our customers how we achieve savings for them through our Documented Cost Savings Program. Cost savings are not only measured as the cost of the product, but encompass all procurement activities, consumption, utilization, freight, and manufacturing performance enhancements. Where we save additional costs for a customer above the negotiated levels in certain arrangements, the customer may share the additional savings with us. We pursue cost reductions in storeroom management relationships through our focused and ongoing analysis and re-engineering of a customer’s production processes to reduce the variety and number of MROP products that the customer uses. We often achieve additional cost savings and improved cash flows for our customers through the reduction of tool crib staffing expenses, the reduction in shrinkage and obsolete stock due to better inventory controls, and the elimination of certain inventory holding costs. Typically reduced product cost is achieved in the first year of a relationship, but is not the primary driver of our cost savings program. Our application expertise as well as our suppliers’ resources help us to deliver the process and production cost savings our customers demand.
     We believe that, for appropriate customers, a storeroom management arrangement also has other benefits. Prior to a storeroom management relationship, most of our customers did not have visibility or a system to identify product spend, inventory turnover, or the value of inventory on-hand. However, through the use of our proprietary software, Storeroom Management System, key products are readily available to our customers, which reduces their production downtime. We also provide more useful information than our customers had previously collected about their inventory needs and consumption by cost center.
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
     Our General MROP sales approach includes sourcing custom products for our customers in addition to providing those customers with a broad range of industrial MROP products at competitive prices. Our product offering is highly specialized. It is through our 180 customer service representatives and product specialists that we match the right product with the right application.

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
     Our principal product categories include cutting tools, abrasives, hand and power tools, maintenance equipment, coolants, lubricants, adhesives, and safety products. We are able to offer significant depth and breadth in our core product lines throughout our nationwide operations. Our offering of specific products from multiple manufacturers, at different prices and quality levels, permits us to offer the product that provides the best value for the customer. We also have available to our customers certain product specialists that assist with training and the application of a product to a particular manufacturing process. During 2007, we intend to increase the number of product specialists we employ in order to meet increasing demand for such services and to deliver greater value to our customers.
     On an individual location basis, our products may be ordered electronically, by telephone, or by facsimile, and in some cases automatically through pre-approved order quantities. We seek at all times to provide our customers with the most convenient method of selecting and ordering products, which in the future may include paper and electronic catalogs and other electronic commerce. To facilitate “on time” delivery of our products, we have consolidated our stock MROP products. We have distribution centers located across the United States. Over the past several years we have consolidated our ‘branch’ based operations into a distribution center/sales office module. This has improved fill rates while reducing our occupancy costs. Currently we ship our products from regional distribution centers and satellite centers.
     We currently obtain products from more than 30,000 vendors. During 2006, no vendor provided as much as 6% of the products we sold, however, 18 suppliers account for approximately 40% of all General MROP sales. We believe we are not materially dependent on any one vendor or small group of vendors.

     The following table sets forth illustrative examples of the myriad products we supply, organized by principal categories of MROP products, and also shows our sales of such products as a percentage of our aggregate product revenue for 2006:

		% of
		Aggregate
Product Category	Typical Products	Revenue
Cutting Tools	Drills, Taps, Carbide Tools, End Mills	25.6%
Abrasives	Grinding Wheels, Sanding Belts, Discs, Sheets or Rolls	14.5%
Maintenance Equipment and Supplies	Hydraulic Tools, Paint, Lubrication Equipment	8.0%
Coolants, Lubricants, and Adhesives	Metal Cutting Coolants, Aerosols, Industrial Adhesives	7.5%
Hand Tools	Wrenches, Socket Sets, Screwdrivers, Hammers	6.5%
Power Tools	Air and Electric Drills, Impact Wrenches, Screwdrivers	6.1%
Safety Products	Gloves, Signs, Absorbents, Glasses	6.1%
Machine Tools and Accessories	Milling Machines, Work Holding Vises, Tool Holders	3.8%
Material Handling Equipment	Hoists, Slings, Chain, Shelving, Casters	3.3%
Machinery	Metal Removal Equipment, Metal Forming Equipment, Air Compressors	2.4%
Tapes	Masking, Filament and Duct Tape	2.1%
Fasteners	Socket Screws, Hex Screws, Anchors	1.5%
Saw Blades	Band, Hack, Hole, Jig Saw Blades	1.3%
Welding Equipment and Supplies	Welders, Weld Rod	1.1%
Contractor Supplies	Power-Actuated Tools, Ladders, Shovels	1.0%
Electrical	Fuses, Electrical Switches, Controls, Lighting	1.0%
Brushes	Wire Wheel, Floor Brooms	1.0%
Quality Control Products	Electronic Calipers, Micrometers	0.9%
Fluid Power	Hydraulic and Pneumatic Valves, Cylinders, Pumps	0.8%
Industrial Pipes, Valves, Fittings and Metal Goods	Pipes, Valves, Fittings, Angle Iron, Conduit	0.8%
Power Transmission Equipment	Belts, Drives, Bearings, Gears, Pulleys	0.6%
Tool & Die Supplies	Ground Stock, Drill Rod, Die Sets	0.6%
Industrial Hose	Air Hose, Water Hose	0.5%
Other Products		3.0%

Total		100.0%

Customers
     Our active customers (customers that purchased at least one item in the last 12 months) number approximately 13,000 and, include a broad range of industrial, commercial, and institutional users of MROP products, from small local machine shops to regional, national, and multi-national corporations such as Borg-Warner Inc., Boeing Company, ArvinMeritor Inc., PPG Industries, Kennametal Inc., Duracell, Pentair Inc., Ford Motor Company, Honeywell, and Fleetwood Enterprises Inc. For 2006, we sold products to over 1,000 customers who purchased at least $50,000 of products, and no single customer accounted for more than 5% of our net sales.
     We intend to continue to serve a large number and wide variety of customers. Our principal customers (in terms of the amount of services and products acquired from or through us) will likely continue to be divisions of large international and national corporations. We intend to focus on expanding our business with such customers through our national accounts strategy, which includes expanding upon existing relationships with individual plants to develop multi-location customer arrangements. With regard to our FPS program, we intend to continue to place special emphasis on marketing and selling our services and products to middle-market industrial consumers. We believe these manufacturers may benefit from many of our value-added service offerings.
     We continue to diversify into new customer segments, strengthen our MROP product lines and acquire the scale that will help us achieve our purchasing goals. We continually re-evaluate our sales strategy, target markets, and our selling techniques and give our sales team tools to ensure we are targeting and implementing programs that best fit the customers’ needs and our profitability goals.

Sales and Marketing
     Our sales and marketing efforts are executed by four groups, Marketing, FPS Sales, General MROP Sales and Specialty Businesses. We have approximately 400 personnel dedicated to the sales and marketing team across our various international, national, regional, and local markets. The following describes each component of our sales and marketing efforts.
     Marketing, which was regionally administered prior to 2006, is now a nationwide function. During 2006 we hired a Vice President of Marketing, followed by three product managers which will be increased to five in 2007, an e-commerce development and marketing operations director, as well as a marketing analyst to support the marketing team. Our product directors are experts in their respective product lines. In addition, they are supported by product specialists. The product specialists are located in the regions and are experts in the instruction and application of safety products, cutting tools, abrasives, air and assembly tools, electrical and material handling, and General MROP products. In late 2006, the Company completed its first national marketing campaign which was called the “2006 Stretch Drive.”
     The Marketing team focuses on our brand identity strategy, strategic supplier relationships, improving sales and margin through strategic pricing, product specialist management, promotional programs for the sales team, and brand positioning. The marketing organization also is responsible for providing the sales organization with the support and tools they need to successfully grow sales and market share. Our marketing team has developed national sales promotion programs designed to improve both General MROP market share and more specifically to improve FPS sales. Marketing has been working in tandem with Information Technology (IT) in order to develop an e-commerce solution for 2008. The current version is in customer beta-testing and will be fully deployed in 2008.
     Our product managers and product solution specialists play an integral part in our marketing and sales strategy for both General MROP sales and FPS services by focusing on the broader spectrum of MROP services and then developing and marketing customized value-added solutions to new and existing customers. Product specialist solutions go beyond the sale of our products and help to improve our customers’ production processes and, as a result, reduce their total procurement costs. They assist both our General MROP customers, as well as our FPS customers. Placing more focus on our product expertise helps differentiate us in the market and further improves our brand positioning in the industry.
     The FPS sales structure consists of a national sales team, implementation team, and operations team. Our FPS selling strategy is directed by our Vice President of FPS who is responsible for the management of our FPS sales and site implementations company-wide. Once FPS sites have been implemented and are operational, the site becomes the responsibility of the Regional President where the FPS site is located. At our 101 storeroom management sites we have approximately 400 associates that fulfill orders on-site and focus on our customers’ cost savings.
     The FPS national sales team consists of seven sales associates who focus on selling all solutions we have to offer as well as increasing closure rates. The implementation team enables us to more effectively manage our implementation resources so that we can implement sites in a more timely and consistent manner while providing a higher level of customer satisfaction. The FPS operations team consists of area managers in each region who share best practices and continue to standardize processes to ensure each site can run successfully at full potential. In order to accomplish the key elements of a successful FPS program, we have placed significant emphasis on training our associates in order to meet the site implementation deadlines and operational standards of performance at each customer site. The above teams are assisted by a newly formed team of six associates dedicated to FPS contract and operational analysis which is responsible for responding to all requests for proposals, requests for information, and activity based costing activities as well as analyzing the profitability of existing sites.
     Our General MROP selling strategy focuses on customers and prospects whose needs indicate that they would benefit significantly from a value-added approach to the traditional MROP distribution sales process. The genesis of our company was as a specialty distributor and as such, our unique product knowledge and applications expertise adds value for the traditional MROP customer. We believe that a sustained focus on providing such value in General MROP sales is integral to our long-term success. The highly specialized nature of our General MROP products differentiates our company from a “catalog house” as we provide our customers product expertise.
     We have 170 outside sales representatives and 180 inside customer service representatives that are each dedicated to one of the sales teams noted above. These associates are supported by 30 managers as well as the corporate marketing team, including the regionally deployed product specialists and the four Regional Presidents as well as the Presidents of the specialty businesses mentioned above. Our outside sales representatives call on designated customers and are responsible for providing technical support to those customers. Our outside sales representatives utilize our product and solution specialists as needs arise at specific customers to assist with the application processes with respect to certain products. Our inside sales/customer service representatives are responsible for certain types of direct customer service and order entry, but primarily focus on supporting the outside sales representatives with respect to each of their customers.
     Our Specialty Businesses include: Boring Smith, which serves the manufactured housing and recreational vehicle industries nationwide; Ensco Supply, which serves the industrial construction supply industry primarily in the Carolina’s; Taylor Air and Scale, which is a leading supplier of compressed air system equipment in the Eastern Pennsylvania area; and IDG Compressors, which services the Tennessee area.
Competition
     In general, we contend with different competitors in our General MROP business than we do in our FPS sales. Our General MROP sales force competes against many small enterprises who sell to customers in a limited geographic area. In addition, we compete against several large MROP distributors that have significantly greater resources than we do, particularly those focused on retail locations and e-commerce solutions for small to mid-sized customers. Certain of our competitors sell identical products for both lower and higher prices than we offer. In our General MROP business, customer purchasing decisions are primarily based on one or more of the following criteria: price, product selection, product availability, level of service and convenience. We believe, especially in light of our recent operational and matrix realignment that we compete effectively on all such criteria.
     Our FPS sales force competes primarily against mid-sized to large MROP distributors who have the size and scale of operations to provide customers with a broad product line and service to multiple, and often remote, locations. Accordingly, several of these competitors also have greater resources than we do. In our FPS business, customer purchasing decisions are primarily based on one or more of the following criteria: price, ability to source product, service level, ability to provide documented cost savings, and inventory management capabilities. We believe we compete effectively on all such criteria.
Management Information Systems
     During 2006 we successfully moved from three disparate regional operating systems to the Infor SX.enterprise computer platform on which the company had successfully operated 40% of its business for several years. The software is designed for distributors who handle a significant number of one time buys – referred to as non-stock items. In the near term, we anticipate that our consolidated information technology solution will help us fulfill our customers’ requests on a more timely basis and at consistently higher service levels, and enable us to better manage inventory requirements company-wide in order to fulfill orders more effectively. Our Wichita, Kansas location, which accounted for less than 5% of our revenue in 2006, is the only operating unit not fully integrated on the SX.enterprise platform and is planned for conversion in mid-2007.
     At our customer locations, we utilize computerized management information systems, including our proprietary distributor based software programs Storeroom Management System, InnoSource®, and Innoanalysis System for customer product procurement and management. These systems assist us in our business-to-business product offerings and are important elements of our overall ability to meet customers’ requirements for increasing levels of individualized MROP procurement solutions, as well as to achieve our desired level of internal operating efficiencies. Over time we expect to integrate our proprietary platforms or purchase new platforms to be integrated with our Infor SX.enterprise platform, streamline operations and provide greater product availability.
     Our comprehensive IT strategy includes ongoing strategic initiatives focused on e-commerce capabilities and FPS operations integration. For example, we are currently testing an online e-catalog solution in a beta-test environment.
Quality Control Standards
     As part of our commitment to providing solutions-oriented customer service, we emphasize quality assurance in all phases of our operations. This quality assurance is measured and managed using our internal metrics. Key process indicators are reviewed by our management on a monthly basis to help ensure quality. Our sales and service personnel receive ongoing periodic training in our services solutions, our products, total quality management and other team management skills to assure quality performance. In addition, we utilize our Business Management System (BMS), a process report business model, to ensure that all of our associates receive ongoing business, product and life skills training. BMS dictates that, in order to be successful, we must have the right people and the right processes. Training and development is an integral component of BMS and is tailored for each position. All associates receive approximately 15 hours per year of BMS training in a variety of subjects including Company goals and objectives, business ethics, team styles, and organizational effectiveness. We also maintain ISO 9001 compliance in all of our significant operating locations.

Personnel
     We had approximately 1,300 full-time associates as of December 31, 2006. Of these, approximately 400 associates are employed off-site at our customers’ storeroom management facilities as part of our FPS relationships. Ten of our associates are employed pursuant to collective bargaining agreements with local unions affiliated with the International Brotherhood of Teamsters. We believe that we enjoy good relations with these associates, and we have not experienced work stoppages. We believe our business relationships are good with all of our associates.
     As mentioned above, we are committed to training our associates via our BMS program. We have implemented both a comprehensive training process and a formalized communications plan in support of the continued centralization of our operations. We believe effective training and timely communication are key to realizing our vision of streamlining the manner in which we deliver products, services and solutions to our customers.
Leadership and Organizational Structure
     The Company is led by key officers including the Chief Executive Officer, Chief Financial Officer, Chief Information Officer, and an Executive Vice President of Sales and Marketing. The Executive Vice President of Sales and Marketing oversees the Regional Presidents, Vice President of Marketing, and the Vice President of FPS. During 2006 we realigned our associates into a matrix organization whereby they are arranged by functional activity nationwide. Each business function has a Director level associate who is responsible for both internal and external customer support. Each Director reports to one of the key officers listed above. Currently the Executive Vice President of Sales and Marketing position is vacant; and the responsibilities of this position are assumed by the Chief Executive Officer.
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

Name	Age	Position
Charles A. Lingenfelter	56	President and Chief Executive Officer
Jack P. Healey	47	Executive Vice President, Chief Financial Officer, and Secretary
Michael W. Brice	42	Senior Vice President and Chief Information Officer
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
     Mr. Healey joined us in June 1997 as Vice President and Chief Financial Officer. Mr. Healey was named Executive Vice President in February 2006. From 1997 through February 2006, Mr. Healey served as Vice President and Senior Vice President. Prior to 1997, Mr. Healey was the partner in charge of assurance services for a regional accounting firm and member of the SEC practice section of the AICPA, during which time he served as the auditor for one of our founding companies. Mr. Healey is a certified public accountant and a certified fraud examiner. He received his undergraduate degree in Accounting from Syracuse University.
     Mr. Brice joined us in January 2005 as Senior Vice President and Chief Information Officer. Prior to that time, Mr. Brice served as Partner of Unisys, a worldwide information technology services and solutions company. From 2000 to 2001, Mr. Brice served as Vice President of Collaborex, a business-to-business consulting company. Prior to that time, Mr. Brice was a Principal at Booz-Allen & Hamilton, a strategy and technology consulting firm. Mr. Brice received his undergraduate degree in Computer Science from Clemson University.

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
Item 1A. Risk Factors.
IDG’s business is subject to certain risks and uncertainties, some of which are set forth below.
Our industry is very competitive, both as to the number and strength of the different companies with which we compete and the business terms offered to potential customers, and we cannot assure you that we will be able to compete successfully against all or most of them.
     The industrial MROP supplies industry is highly competitive and features numerous distribution channels, including: international, national, regional, and local distributors; internet suppliers; large catalog warehouses; and manufacturers’ own sales forces. Our General MROP sales force competes against many small enterprises who sell to a limited geographic area. In addition, however, we compete against several large MROP distributors that have significantly greater resources than we do, particularly in the area of e-commerce solutions for small to mid-sized customers. Our FPS sales force competes primarily against mid-sized to large MROP distributors who have the size and scale of operations to provide customers with a broad product line and service to multiple locations. Accordingly, several of these competitors also have greater resources than we do.
     Competition with all of these distributors has increased as customers increasingly seek low-cost alternatives to traditional methods of purchasing and sources of supply by, among other things, reducing the number of their MROP suppliers. Some of our competitors presently sell some of the same products we sell at lower prices than we offer. Moreover, in our FPS sales, we compete on the basis of our ability to design and implement FPS that will enable our customers to achieve productivity improvements and reduce costs overall, rather than seeking simply to offer the lowest price for any particular MROP item. We cannot assure you that we will be able to compete successfully.
     Competition in the MROP supplies industry may increase in other ways as well. For example, other distributors are consolidating to achieve economies of scale and increase efficiencies, which may strengthen their competitive position relative to us. In addition, new competitors, of which we are not currently aware, may emerge, further increasing competition. Recently, large multi-national companies such as Wolseley PLC and The Home Depot have acquired a significant footprint in our industry.
Storeroom management customers are large in size and generate average annual revenue of approximately $2.4 million per site. If we are not able to provide acceptable customer service or renew these contracts at profitable levels, we may not be able to replace the business lost.
     In most cases, our FPS solutions generate significant savings for our customers during the first few years of the contract. However, there also comes a point when we have brought the customer to maximum efficiency, and our customers request lower product pricing. In most cases we are not willing to sacrifice our margins of profitability. As a result, customers may not renew contracts and may hire the competition or bring the outsourced function of inventory management back in house. In addition customer satisfaction is more challenging at a storeroom management site. We are constantly challenged to provide better service and if we fail to continue to improve our service levels we may lose the business. We will be challenged by this situation, however, we believe that we are able to compete effectively because of our ability to address the MROP needs of our customers by providing value-added services and solutions that enable them to improve productivity and reduce costs. Most storeroom management sites are contractually obligated, and there is a 90-day cancellation clause that may be exercised by either party.
The delivery of our services requires highly skilled and specialized employees who are not easy to locate or replace, and we could be adversely affected by the loss or unavailability of such persons.
     The timely provision of our high-quality services requires an adequate supply of skilled sales and customer service personnel, including product specialists whose expertise is an essential element of both our customer-oriented FPS program and our General MROP business. Accordingly, our ability to implement solutions for our customers depends to a significant degree on our ability to employ and train the skilled personnel necessary to meet our marketing and servicing requirements. From time to time, we have experienced difficulty in attracting or retaining sufficient numbers of qualified personnel. If this occurs, our operating costs may be adversely affected by turnover in such positions. We cannot be assured that we will be able to maintain an adequately skilled sales and customer service force or that our labor expenses will not increase as a result of a shortage in the supply of such skilled personnel.

A change in our pricing model to “list less” from a “cost plus” for General MROP customers may result in lost sales volume.
     Management believes that our historical pricing model and practice have resulted in pricing our products below the market rate for several years. Management believes that a list less discount pricing model is necessary to improve overall profitability and retain many of the purchasing gains we recover from our suppliers. Revising our pricing model from a cost plus mark-up model enables us to capture the efficiencies of aggregated pricing of products, as well as price more competitively by product category. In early 2007, we will gradually rollout a list less pricing model to replace our cost plus model so that the ultimate established price charged to a customer will be based upon the product we sell, and the volume of sales relative to our business with the customer. As we change this pricing methodology, it may have an adverse effect on our sales volume to some of our customers.
We rely heavily on our senior management and the expertise of management personnel, and we could be adversely affected by the loss or unavailability of such persons.
     Our operations will depend for the foreseeable future on the efforts of our executive officers, regional presidents, and our other senior management. Our business and prospects could be adversely affected if these persons, in significant numbers, do not perform their key roles as expected or leave the company, and we are unable to attract and retain qualified replacements. Currently no senior executives are subject to an employment agreement, including change of control provisions which would prevent them from leaving and competing against the company.
If we experience IT system failures, the products and services we provide to our customers could be delayed or interrupted, which could harm our business and reputation and result in the loss of customers.
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
Our dependence upon outside suppliers and manufacturers of MROP products makes us subject to price increases and delays in receiving such products due to market demand, material shortages and other factors.
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
     For a substantial portion of our business, we depend on the collection of varied distribution arrangements with suppliers for certain product lines that have been established by each region’s respective geographic market. A significant percentage of these current distribution arrangements are oral, and many of them can be terminated by the supplier immediately or upon short notice. The termination or limitation by any key supplier of its relationship with us could have a material adverse effect on our results of operations and financial condition.
Item 1B. Unresolved Staff Comments.
     None
Item 2. Properties.
     Our corporate offices are subject to a lease and are located in approximately 9,500 square feet of office space at 950 East Paces Ferry Road, Suite 1575, Atlanta, Georgia. This lease has a term extending to August 31, 2009.
     In addition, we own three and lease 32 operating properties in the United States for our warehouse, sales, and administrative offices. We also lease two properties in a foreign country. Certain property locations contain multiple operations such as a warehouse and a sales office. The facilities range in size from less than 1,000 square feet to over 120,000 square feet. Leases for the facilities expire at various periods between 2007 and 2020. The aggregate annual lease payments for real properties in 2006 was approximately $4.2 million.
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

		Price Range
		High	Low
2005
	First Quarter	$9.23	$7.18
	Second Quarter	$9.46	$8.17
	Third Quarter	$10.62	$9.00
	Fourth Quarter	$9.26	$6.58
2006
	First Quarter	$8.45	$7.60
	Second Quarter	$9.99	$8.06
	Third Quarter	$9.06	$7.92
	Fourth Quarter	$9.89	$8.15
     As of March 9, 2007, there were 125 holders of record of our common stock. Investors who beneficially own shares of our common stock held in “street name” by brokerage firms or similar holders are not included in this number. Accordingly, based upon the quantities of periodic reports requested by such brokerage firms in the past, we believe that the actual number of individual beneficial owners of our common stock exceeds 1,800.
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
Purchases of Equity Securities by the Issuer
     The following table sets forth information about our purchases of our common stock during the full year (as well as during the quarter) ended December 31, 2006. All such purchases were made pursuant to our repurchase program publicly announced on February 23, 2005, under which our Board of Directors approved up to $5.0 million of repurchases.

			Total Number	Approximate
			of Shares	Dollar Value of
	Total Number of		Purchased as Part	Shares that May Yet
	Shares	Average Price	of Publicly	Be Purchased Under
Period	Purchased	Paid per Share	Announced Program	the Program
12/31/05 Balance	135,081	$8.53	135,081	$3,847,820
First Quarter Total	89,700	$8.00	89,700	$3,130,667
Second Quarter Total	71,300	$9.21	71,300	$2,473,642
Third Quarter Total	98,400	$8.80	98,400	$1,604,834
10/1/2006 — 10/31/2006	—	—	—	$1,604,834
11/1/2006 — 11/30/2006	—	—	—	$1,604,834
12/1/2006 — 12/31/2006	77,400	$9.51	77,400	$868,889

Fourth Quarter Total	77,400	$9.51	77,400	$868,889

2006 Total	336,800	$8.84	336,800	$868,889

Since Inception of Plan	471,881	$8.75	471,881	$868,889
On February 21, 2007, our Board of Directors approved the extension of the Stock Repurchase Plan to December 31, 2009 and provided for the purchase of up to an additional $5.0 million of common stock.
Five Year Stock Performance Graph
     Set forth below is a line graph comparing the percentage change in the cumulative total stockholder return of the Company’s Common Stock against the cumulative total return of the Russell 2000 Index and the Media General SIC Code 508 — machinery, equipment and supplies — Index for the period commencing on December 31, 2001 and ending on December 31, 2006.
COMPARE CUMULATIVE TOTAL RETURN
AMONG INDUSTRIAL DISTRIBUTION GROUP,
RUSSELL 2000 INDEX AND SIC CODE INDEX
ASSUMES $100 INVESTED ON DEC. 31, 2001
ASSUMES DIVIDEND REINVESTED
FISCAL YEAR ENDING DEC. 31, 2006

	2001	2002	2003	2004	2005	2006
INDUSTRIAL DISTRIBUTION GROUP	100.00	205.33	370.67	553.33	538.67	659.33
SIC CODE INDEX	100.00	103.07	131.97	178.71	261.12	299.53
RUSSELL 2000 INDEX	100.00	78.42	114.00	133.94	138.40	162.02

Item 6. Selected Financial Data.
     Our selected financial data set forth below have been derived from our audited consolidated financial statements and should be read in conjunction with such financial statements and the notes thereto, and Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in Item 7 of this Report, and our financial statements and supplementary data included elsewhere in this Report.

	Year Ended December 31,
	2006	2005	2004	2003	2002
		(Dollars in thousands, except per share data)
Statements of Income Data:
Net sales	$547,874	$538,847	$529,175	$483,442	$492,450

Gross profit	121,062	117,571	115,712	107,893	109,406
Selling, general, and administrative expenses	108,244	107,033	105,599	101,518	103,298

Operating income	12,818	10,538	10,113	6,375	6,108
Net earnings (excluding accounting change)*	$6,785	$5,421	$7,314	$2,361	$1,598
Accounting change*	0	0	0	0	(50,347)
Net earnings (loss)*	$6,785	$5,421	7,314	2,361	(48,749)
Earnings (loss) per common share:
Basic (excluding accounting change)*	$0.72	$0.58	$0.78	$0.26	$0.18
Basic	0.72	0.58	0.78	0.26	(5.53)
Diluted (excluding accounting change)*	0.70	0.56	0.75	0.26	0.18
Diluted	0.70	0.56	0.75	0.26	(5.44)
Balance Sheet Data:
Working capital	$93,643	$75,640	$77,222	$74,708	$75,974
Property and equipment, net	4,928	4,672	7,277	7,161	11,274
Total assets	160,012	140,328	146,062	133,300	139,182
Total debt	24,423	12,901	22,281	26,533	36,363
Stockholders’ equity	$76,324	$70,311	$64,783	$56,398	$52,660

(*)	On January 1, 2002, we adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” and recorded a charge of $50,347 for impairment of goodwill.
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
Overview and Certain Trends
     In conjunction with distributing a full line of MROP products to meet the needs of manufacturers and other industrial users, we offer our customers a wide range of specialized business process outsourcing services through our FPS programs that relate to product selection and application based upon the customer’s production processes that affect the utilization and costs of MROP supplies. We also offer our customers general sales of MROP products from stock or on a special order (non-stock) basis. The revenue and cost components, and the overall pricing structures, associated with FPS sales and General MROP sales differ in some respects. As our sales mix shifts in the future, the different pricing structures of our FPS and General MROP sales may impact our financial results.
Analysis of FPS and General MROP Revenue/Cost Structures
     In FPS arrangements in which we become the exclusive or primary supplier of a large volume of MROP products to a customer (as occurs with a storeroom management contract), our revenues typically include a component for management fee revenues that are designed to cover our administrative and overhead costs along with product revenues. These additional revenue sources from FPS arrangements will tend to yield higher profitability relative to General MROP sales involving the same level of product volume due to lower selling and administrative costs. We often offer volume discounts on products to the customer as part of the overall FPS arrangement, in order to achieve mutually beneficial results for the customer and us. In FPS arrangements where we derive a portion of our revenues from management fees, the mix of product sales versus management fee and gain sharing revenues may cause our gross margin as a percentage of net sales to be higher, even if our product sales are lower. However, more often than not product discounts yield a lower gross margin from FPS sales as product volume increases relative to service and gain sharing revenues. General MROP customers purchase products at higher rates due to the amount of overhead cost we incur, which results in higher gross margin.
     The additional revenue sources from FPS arrangements will tend to increase gross margins if product volume under these arrangements remains the same relative to General MROP sales. Currently, our FPS arrangements typically yield a lower gross margin as a percentage of sales (due to increased product volume at lower prices) than General MROP sales. On the other hand, however, our FPS arrangements yield higher profitability than General MROP sales because our selling, general and administrative expenses are lower and more variable in FPS arrangements.
     At our storeroom management sites, many of our procurement support functions are performed at the customer’s facility. We therefore incur relatively low fixed selling, general and administrative costs as a percentage of total costs at storeroom management sites in comparison to our General MROP business, which has a higher fixed cost structure due to absorbing 100% of the overhead cost. In addition, the costs of our associates are billed to our customers at most of our storeroom management sites. Because our selling, general and administrative expenses at storeroom management arrangements are variable, we can control them relative to the volume and activity of the site. This control over expenses leads to higher profitability in storeroom management arrangements.
Summary Comparison of FPS and General MROP Sales Results
     The following summary of our sales and gross profit for the past three years reflects the trend we see with respect to the demand for FPS services among our MROP customers, which we believe supports our recognition of a similar trend within the industry in general.
     Our total sales for 2006, 2005, and 2004 were $547.9 million, $538.8 million, and $529.2 million, respectively. Of these amounts, FPS sales (including sales pursuant to storeroom management arrangements) have increased steadily, both in dollar value and as a percentage of total sales, as reflected in the following table. We expect the upward trend in FPS sales to continue for the foreseeable future.

	Year Ended December 31,
	2006		2005		2004
	Net Sales	%	Net Sales	%	Net Sales	%
			(dollars in millions)
FPS Sales, including storeroom management	$325.4	59.4%	$301.9	56.0%	$289.3	54.7%
FPS Gross Profit	$66.9	20.6%	$60.4	20.0%	$57.4	19.8%

General MROP Sales	$222.5	40.6%	$236.9	44.0%	$239.9	45.3%
General MROP Gross Profit	$54.2	24.4%	$57.2	24.1%	$58.3	24.3%

Total Sales	$547.9	100.0%	$538.8	100.0%	$529.2	100.0%

Total Gross Profit	$121.1	22.1%	$117.6	21.8%	$115.7	21.9%

The percentage denotes a percentage of total for sales, and the gross profit percentage on sales for the respective line item.

Results of Operations
     The following table sets forth a summary of our operating data and shows this data as a percentage of net sales for the periods indicated:

	Year Ended December 31,
	2006		2005		2004
	(dollars in thousands)
Net sales	$547,874	100.0%	$538,847	100.0%	$529,175	100.0%
Cost of sales	426,812	77.9%	421,276	78.2%	413,463	78.1%

Gross profit	121,062	22.1%	117,571	21.8%	115,712	21.9%
Selling, general, and administrative expenses	108,244	19.8%	107,033	19.8%	105,599	20.0%

Operating income	12,818	2.3%	10,538	2.0%	10,113	1.9%
Interest expense	1,434	0.2%	1,493	0.3%	1,606	0.3%
Other income, net	60	0.0%	36	0.0%	21	0.0%

Earnings before taxes	11,444	2.1%	9,081	1.7%	8,528	1.6%
Provision for income taxes	4,659	0.9%	3,660	0.7%	1,214	0.2%

Net earnings	$6,785	1.2%	$5,421	1.0%	$7,314	1.4%

2006 Compared to 2005
Net Sales
     Net sales increased $9.0 million, or 1.7%, to $547.9 million in 2006 from $538.8 million in the prior year. The number of selling days were the same year-over-year. Total FPS revenue grew $23.5 million, or 7.8%, to $325.4 million in 2006 from $301.9 million in 2005, despite an estimated $1.4 million to $1.6 million decline in revenue during our second quarter as a result of some disruption we experienced with phase one of the IT system conversion. As a percentage of total sales, FPS revenue grew from 56.0% in 2005 to 59.4% in 2006. As of December 31, 2006, there were 352 FPS sites, including 101 storeroom management arrangements. The growth in FPS was primarily attributable to three factors; (i) a net increase of 11 new FPS sites, (ii) a $3.0 million increase from one-time inventory sales, and (iii) increased market share at existing customers. Our average annual FPS revenue per site increased 4.4%, or less than $0.1 million in 2006.
     General MROP revenue declined $14.4 million, or 6.1%, from $236.9 million to $222.5 million, although $6.3 million of the decline is attributable to the divestiture in late 2005 of our Cardinal Machinery business unit. The remaining $8.1 million, or 3.5%, decline in General MROP was primarily attributable to two factors: (i) the above disruption in service during the IT system conversion that impacted second quarter sales by approximately $1.4 million to $1.6 million, and (ii) the majority of our customers in the automotive, manufactured housing and recreational vehicle industries experienced reduced levels of production as compared to the prior year due to economic conditions including rising fuel prices, an increase in foreign automakers correlating to the increase in domestic auto plant closings, rising interest rates deterring home buyers and the lack of hurricane related activity which drove volume in the prior year.
Cost of Sales
     Cost of sales decreased as a percentage of sales to 77.9% in 2006 from 78.2% in the prior year. Quantitatively, cost of sales increased $5.5 million, or 1.3%, to $426.8 million in 2006 from $421.3 million in 2005 due to greater sales volume. The decline in our cost of sales as a percentage of sales resulted in a 0.3 percentage point increase in gross profit margin. The primary factor that led to increased gross profit was more profitable FPS customer arrangements, primarily due to increased services billings, including management, administrative and implementation fees. In addition, General MROP experienced greater gross margin due to improved pricing and more favorable purchasing terms from our suppliers.
Selling, General and Administrative Expenses
     Selling, general and administrative expenses remained constant from 2005 as a percentage of sales at 19.8%. The absolute dollar amount increased $1.2 million, or 1.1%, to $108.2 million from $107.0 million in the prior year reflecting our greater sales volume in the current year. Salaries and benefits increased $2.0 million for 2006 which was primarily a result of increasing headcount, sales growth over the prior year which led to increased commissions, and $0.6 million of overtime associated with our IT system conversion as well the consolidation of facilities. As a result of these same factors, travel and entertainment expense increased $1.0 million. We also increased the allowance for doubtful accounts resulting in a $0.5 million increase in bad debt expense from the prior year. This was in response to higher accounts receivable balances, as well as the prior year had a reduction in expense. During the prior year we recognized a $0.4 million gain on the sale of real property which was partially offset by a gain of $0.3 million in 2006. Partially offsetting these increases to our expenses was the nonrecurring operating expense associated with Cardinal Machinery business-unit which generated $2.0 million of expense in the prior year. In addition, there was a reduction of $0.7 million in Sarbanes-Oxley related costs incurred in the current year compared to the prior year.
Operating Income
     Operating income increased $2.3 million, or 21.6%, to $12.8 million in 2006 from $10.5 million in 2005. As a percentage of sales, operating income increased to 2.3% from 2.0% at December 31, 2005. These increases were due to the increases in sales volume and improved gross margin, notwithstanding the increase in selling, general and administrative expenses as noted above.
Interest Expense
     Interest expense remained relatively stable and decreased by less than $0.1 million, or 4.0%. Our average annual debt balance decreased to $18.5 million from $20.8 million as of December 31, 2005. Our average annual interest rate has increased, however, from 5.4% at December 31, 2005 to 7.0% as of December 31, 2006, as the impact of improved borrowing rates under the 2005 amendment to our Credit Facility were more than offset by rate increases by the Federal Reserve.
Provision for Income Taxes
     The provision for income taxes increased by $1.0 million from $3.7 million in 2005 to $4.7 million in 2006 primarily due to an increase in operating earnings. Our effective tax rate was 40.3% in the prior year and slightly increased to 40.7% in the current year.
2005 Compared to 2004
Net Sales
     Net sales increased $9.7 million, or 1.8%, to $538.8 million in 2005 from $529.2 million in 2004. The number of selling days were the same year-over-year. During the third quarter of 2005, we divested of our Cardinal Machinery business unit, which contributed revenue of $6.3 million in 2005 and $9.5 million in 2004. Total FPS revenue grew $12.6 million, or 4.4%, from $289.3 million in 2004 to $301.9 million in 2005. As a percentage of total sales, FPS grew from 54.7% in 2004 to 56.0% in 2005. This growth was a result of increasing our sales volume and market share at existing customers. As of December 31, 2005, there were 341 FPS sites, including 103 storeroom management arrangements. The total number of FPS sites remained the same as December 31, 2004, as lost sites were equally offset with new site implementations during the year, however the number of storeroom management sites increased by six during the year. Revenue per FPS site increased by less than $0.1 million or 4.4% as compared to 2004, and revenue per storeroom management site decreased $0.1 million or 4.9%. Our General MROP revenue declined by $3.0 million, or 1.2%, from $239.9 million in 2004 to $236.9 million in 2005. This decline was due to the disposition of our Cardinal Machinery business unit, which represented $3.2 million of the decrease.
Cost of Sales
     Cost of sales increased $7.8 million, or 1.9%, from $413.5 million in 2004 to $421.3 million in 2005. As a percentage of net sales, cost of sales increased from 78.1% in 2004 to 78.2% in 2005. The positive impact of improved pricing practices during 2005 was more than offset by a $1.0 million increase in inventory reserve expense, resulting in the slight increase in cost of sales as a percentage of sales.
Selling, General and Administrative Expenses
     Selling, general and administrative expenses increased $1.4 million, or 1.4%, from $105.6 million in 2004 to $107.0 million in 2005. As a percentage of sales, however, selling, general and administrative expense decreased from 20.0% in 2004 to 19.8% in 2005. The overall quantitative increase is primarily attributable to the $1.4 million of higher accounting expenses we incurred during 2005 compared to 2004 as a result of Sarbanes-Oxley related fees to prepare for Section 404 compliance requirements that became applicable at the end of the year. Otherwise, salaries and benefits expense increased $0.9 million, or 1.2%, due to higher sales commissions and incentives as well as $0.4 million associated with an executive severance package. Travel and entertainment expense increased $0.3 million as a result of higher sales volume. Partially offsetting these increases, and contributing to the decline in such expenses as a percentage of sales, was a decline of $0.9 million in bad debt expense (due to improved management of aged accounts receivable), a gain of $0.4 million on the sale of property, and a gain of $0.1 million related to the sale of the Cardinal Machinery business unit. These two sales also contributed to our facilities rationalization program, which resulted in a decrease in the number of existing facilities to 35 as compared to 41 in 2004.
Operating Income
     Operating income increased $0.4 million, or 4.2%, from $10.1 million in 2004 to $10.5 million in 2005. As a percentage of sales, operating income increased to 2.0% from 1.9% in 2004. This increase was due to the increase in sales volume, which was partially offset by an increase in selling, general and administrative expenses as noted above.
Interest Expense
     Interest expense decreased $0.1 million, or 7.0%, from $1.6 million in 2004 to $1.5 million in 2005. The decline in interest expense was primarily due to the reduction in our average annual debt balance by $9.0 million, or 39.5%. Our average monthly interest rate increased, however, from 3.9% at December 31, 2004 to 5.4% as of December 31, 2005, as the impact of improved borrowing rates under the July 2005 amendment to our Credit Facility were more than offset by rate increases by the Federal Reserve.
Provision for Income Taxes
     The provision for income taxes increased by $2.5 million from $1.2 million in 2004 to $3.7 million in 2005, or from an effective tax rate of 14.2% to 40.3%, respectively. The increase reflects a $2.6 million reduction in our valuation allowance for our deferred tax assets associated with future deductible goodwill amortization and state net operating loss carryforwards in 2004. That adjustment to our deferred tax asset was a non-recurring benefit in the prior year and effectively reduced the 2004 tax rate by 30.4%. In addition, we experienced an increase in rates due to non-deductible losses incurred in 2005 in certain international operations.
Liquidity and Capital Resources
  Capital Availability and Requirements
     At December 31, 2006, our total working capital was $93.6 million, which included $0.3 million in cash and cash equivalents. We had $24.4 million outstanding under our revolving credit facility with a syndicate of commercial banks (the “Credit Facility”) and an aggregate of $50.6 million of borrowing capacity under that facility.
     In July 2005, we amended our $100.0 million Credit Facility which we originated in December 2000, to extend the term to July 2010, improve our borrowing rate and provide for additional and more flexible capacity. The amended Credit Facility now provides a $75.0 million credit facility with an accordion option enabling us to expand the facility to $110.0 million, extends through July 18, 2010 and reduces the commitment amount on which we are charged a non-use commitment fee. The Credit Facility may be used for operations and acquisitions, and provides $7.5 million for swinglines and $10.0 million for letters of credit. Amounts outstanding under the Credit Facility bear interest at either the lead bank’s corporate rate or LIBOR, plus applicable margins, as we may select from time to time. We incur a fee of 25 basis points on the average daily-unused capacity during the term. Assets of all our subsidiaries secure the Credit Facility. Our average annual borrowing rate was 7.0% as of December 31, 2006.
     Financial covenants under our Credit Facility are required if the monthly average excess availability under the line falls below $15.0 million. In such case, the Credit Facility contains a requirement for a fixed charge coverage ratio of 1.1:1.0. Our monthly average excess availability was $49.4 million as of December 31, 2006.
     The table below outlines our contractual cash obligations, excluding interest, as they come due.

	Payments Due by Period (in thousands)
Contractual Obligations	Total	2007	2008	2009	2010	2011	Thereafter
Long Term Debt	$24,423	$30	$18	$0	$24,375	$0	$0
Operating Leases	$26,360	$5,888	$4,574	$3,214	$1,877	$1,401	$9,406
Estimated Interest Payments	$7,769	$1,796	$1,893	$1,991	$2,089	$0	$0

Total Contractual Cash Obligations	$58,552	$7,714	$6,485	$5,205	$28,341	$1,401	$9,406

     Our principal ongoing capital requirements at the present time are for servicing our outstanding debt as reflected in the above table, carrying inventory and accounts receivable, and purchasing and upgrading information technology, other equipment and repurchasing our Company’s stock in accordance with our stock repurchase program. We believe that cash flow from operations and the use of available capacity under our Credit Facility will be adequate to meet our obligations set forth above and to fund both our current operations and anticipated internal expansion for at least the current year. We may consider a strategic acquisition opportunity if presented; in such case, cash financing would probably be necessary, and we would need approval from our current lenders or access to other capital sources in order to obtain required financing.
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
  Analysis of Cash Flows
     On an historical basis, net cash (used in) provided by operating activities for fiscal years 2006, 2005 and 2004 was ($9.0 million), $5.6 million and $7.4 million, respectively. As compared to the prior year, the increase in cash used in operations in 2006 was primarily due to higher working capital requirements during our IT system conversion, some of which was a result of EDI billing process issues that delayed our receipt of payments from several large customers. In order to resolve those EDI related issues in a timely manner, resources were allocated to correct the issues that negatively affected our daily collection efforts. In addition, increased inventory levels were incurred in the second half of 2006 to improve service levels.
     During 2005, cash was provided by operations primarily as a result of net earnings. Cash used for accounts receivable was due to increased sales and cash used for inventory was due to increases in certain MROP product lines and to diversified inventories associated with new FPS accounts. This was partially offset by an increase in cash provided by the collection of a $0.5 million note receivable.
     Net cash (used in) provided by investing activities for fiscal years 2006, 2005 and 2004 was ($1.4 million), $2.6 million and ($0.9 million), respectively. In 2006, $1.5 million of cash was used to make capital expenditures in connection with the IT system conversion and facility relocation. An additional $0.6 million of cash was used to make capital expenditures in the normal course of business. During 2005, cash was provided primarily due to the sale of real property during the year that resulted in proceeds of $2.3 million. In addition, $0.8 million was provided by the sale of our Cardinal Machinery business unit during the third quarter. Partially offsetting these cash inflows was ($0.5) million of cash used to fund capital expenditures in 2005.
     Net cash provided by (used in) financing activities for fiscal years 2006, 2005 and 2004 was $10.0 million, ($10.6 million), and ($3.7 million), respectively. The primary source of cash occurred in late 2006 for increased borrowing under our Credit Facility as we required additional working capital during the IT system conversion. For the year, $203.5 million was borrowed, which was partially offset by $191.9 million in repayments. In addition we used $3.0 million of cash to repurchase 336,800 shares of common stock pursuant to our Stock Repurchase Plan.
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
  Allowance for Doubtful Accounts — Methodology
     We have established an allowance for uncollectible accounts based on our collection experience and an assessment of the collectibility of specific accounts. We evaluate the collectibility of accounts receivable based on a combination of factors. Initially, we estimate an allowance for doubtful accounts as a percentage of accounts receivable based on historical collections experience. This initial estimate is periodically adjusted when we become aware of a specific customer’s inability to meet its financial obligations (e.g., a bankruptcy filing or announced insolvency) or as a result of changes in the overall aging of accounts receivable. We do not believe our estimate of the allowance for doubtful accounts is likely to be adversely affected by any individual customer, since our customers are geographically disbursed and we have no individually significant customers. The table below depicts our allowance for doubtful accounts, bad debt expense incurred or recovered and write offs during 2006, 2005 and 2004. The write offs recorded in 2004 primarily reflect accounts over two years old that were removed from both our accounts receivable and our allowance for doubtful accounts balances thus having no impact on our 2004 earnings. Write-offs of accounts receivable have no effect on either our results from operations or cash flows, only expense (recoveries) impact our earnings.

Allowance for Doubtful Accounts	2006	2005	2004
(dollars in thousands)
Balance at January 1	$1,369	$2,055	$3,719
Add: Charges (recoveries) to expense, net	370	74	802
Deduct: Write-offs	357	760	2,466

Balance at December 31	$1,382	$1,369	$2,055
Percentage of Gross Receivables	1.7%	2.0%	3.1%
  Inventories — Slow Moving and Obsolescence
     In connection with certain business arrangements (primarily our FPS solutions), we maintain certain inventories for specific customers’ needs. In some of these arrangements, the customers are required to purchase the special inventory at the time that the inventory reaches a certain age. However, for other customer relationships and inventories, we are not protected from the risk of inventory loss. In such cases, we rely on available return privileges with vendors, if any. Therefore, in determining the net realizable value of inventories, we identify slow moving or obsolete inventories that (i) are not protected by our customer agreements from risk of loss, and (ii) are not eligible for return under various vendor return programs. Based upon these factors, we estimate the net realizable value of inventories and record any necessary adjustments as a charge to cost of sales. If our inventory return privileges were discontinued in the future, or if customers were unable to honor the provisions of certain contracts that protect us from inventory losses, our risk of loss associated with obsolete or slowing moving inventories would increase. The table below depicts our reserve for slow moving and obsolete inventory, incurred or recovered, and write-offs during 2006, 2005 and 2004. Write-offs of inventory have no effect on our earnings, only charges (recoveries) impact our earnings.

Inventory Reserve	2006	2005	2004
(dollars in thousands)
Balance at January 1	$5,115	$5,168	$5,597
Add: Charges (recoveries) to expense, net	410	1,208	(193)
Deduct: Write-offs	555	1,261	236

Balance at December 31	$4,970	$5,115	$5,168
Percentage of Gross Inventory	7.2%	8.0%	8.3%
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

  Deferred Income Tax Assets
     We have net deferred tax assets, which are subject to periodic recoverability assessments. The factors used to assess the likelihood of realization of these net deferred tax assets are the reversal of taxable temporary differences, our forecast of future taxable income, which is based upon estimates and assumptions, and available tax planning strategies that could be implemented to realize net deferred tax assets. On the basis of our operating results and projections for future taxable income, we believe it is more likely than not that our future operations will generate sufficient taxable income to realize our net deferred tax assets. If these estimates and related assumptions change in the future, we may be required to record an additional valuation allowance against our deferred tax assets, resulting in additional income tax expense in our consolidated statements of income. We evaluate the realizability and appropriateness of our deferred tax assets and liabilities quarterly and assess the need for any valuation allowance against deferred tax assets.
     At December 31, 2006 and 2005, the valuation allowance of $0.5 million and $0.6 million, respectively, was for certain state net operating loss carryforwards. During 2004, we determined that the future tax benefits associated with deductible goodwill amortization for tax purposes became fully realizable. Due to the extended reversal period and the uncertainty of projecting future taxable income over this period, the deferred tax asset associated with the goodwill amortization had been fully reserved with a valuation allowance. We made this determination primarily based on our projections of the future taxable income over the reversal period. This resulted in a $2.0 million (or $0.20 per diluted share for the year) reduction of the valuation allowance and an associated reduction of income tax expense for the year. We also reduced the valuation allowance by an additional $0.6 million (or $0.07 per diluted share for the year) for state net operating losses which became fully realizable during 2004. In the future, if it becomes more likely than not that we will be able to utilize certain deferred tax benefits that are presently reserved with a valuation allowance, we may adjust the valuation allowance accordingly. In addition, if we experience a decline in earnings in the future, we may have to increase the valuation allowance.
  Self insurance and related reserves
     We are self-insured for certain losses relating to group health, worker’s compensation, and casualty losses, subject to an aggregate stop loss limit of $1.3 million. We utilize third party administrators to process and administer all related claims. We accrue an estimate for incurred but not reported claims and related expenses based upon historical experience. The accrual for incurred but not reported claims relating to group health, worker’s compensation, and casualty losses totaled approximately $1.2 million at December 31, 2006 and $1.5 million at December 31, 2005. The accuracy of our accrual for incurred but not reported claims is entirely dependent on future events that are subject to change. Because we are self-insured, an increase in the volume (frequency) or amount (severity) of claims in the future may cause us to record additional expense that was not estimable at December 31, 2006. We are not aware of any increasing frequency or severity of individual claims.
Item 7A. Quantitative and Qualitative Disclosures about Market Risk.
     We believe that our exposures to market risks are immaterial. We hold no market risk sensitive instruments for trading purposes. At present, we do not employ any derivative financial instruments, other financial instruments, or derivative commodity instruments to hedge any market risk, and we have no plans to do so in the future. To the extent we have borrowings outstanding under our Credit Facility, we are exposed to interest rate risk because of the variable interest rate under the Credit Facility.
Item 8. Financial Statements and Supplementary Data.
     The information required to be provided by this item is found on pages F-1 through F-24 of this Report.
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
Internal Control Over Financial Reporting
     There were no changes in our internal control over financial reporting, as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, during the fourth fiscal quarter of 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
     Management’s report on the Company’s internal control over financial reporting as of December 31, 2006, including its assessment of the effectiveness of internal control over financial reporting as of that date, is included under the caption “Management’s Annual Report on Internal Control Over Financial Reporting” on page F-2 of this Annual Report on Form 10-K. That assessment has been audited by Ernst & Young LLP, our independent registered public accounting firm, as stated in their report, which is included on page F-3 of this Report.
Item 9B. Other Information.
     None.
PART III
Item 10. Directors and Executive Officers of the Registrant.
     Our definitive Proxy Statement to be used in connection with the solicitation of proxies for the Company’s 2007 Annual Meeting of Stockholders, to be filed with the Commission, will contain information relating to our directors and audit committee, compliance with Section 16(a) of the Exchange Act, and our Code of Ethics applicable to our chief executive, financial and accounting officers, which is incorporated by reference into this Report. Information relating to our executive officers is included in Item 1 of this Report.
Item 11. Executive Compensation.
     The information contained under the headings “Compensation Discussion and Analysis” and “Executive Compensation” in the definitive Proxy Statement to be used in connection with the solicitation of proxies for the Company’s 2007 Annual Meeting of Stockholders, to be filed with the Commission, is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
     The information contained under the headings “Voting Securities and Principal Stockholders” and “Equity Compensation Plan Information” in the definitive Proxy Statement to be used in connection with the solicitation of proxies for the Company’s 2007 Annual Meeting of Stockholders, to be filed with the Commission, is incorporated herein by reference. For purposes of determining the aggregate market value of the Company’s voting stock held by nonaffiliates, shares held by all directors and executive officers of the Company have been excluded. The exclusion of such shares is not intended to, and shall not, constitute a determination as to which persons or entities may be “affiliates” of the Company as defined by the Commission.
Item 13. Certain Relationships and Related Transactions.
     The information contained under the heading “Certain Transactions” in the definitive Proxy Statement to be used in connection with the solicitation of proxies for the Company’s 2007 Annual Meeting of Stockholders, to be filed with the Commission, is incorporated herein by reference.
Item 14. Independent Auditors Fees and Services.
     The information contained under the heading “Independent Registered Public Accounting Firm” in the definitive Proxy Statement to be used in connection with the solicitation of proxies for the Company’s 2007 Annual Meeting of Stockholders, to be filed with the Commission, is incorporated herein by reference.
PART IV
Item 15. Exhibits and Financial Statement Schedules.
The following consolidated financial statements and notes thereto and financial statement schedules are filed as part of this Report:
(a) (1) Financial Statements
Management’s Annual Report on Internal Control over Financial Reporting
Reports of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2006 and 2005
Consolidated Statements of Income for the years ended December 31, 2006, 2005, and 2004
Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2006, 2005, and 2004
Consolidated Statements of Cash Flows for the years ended December 31, 2006, 2005, and 2004
Notes to Consolidated Financial Statements and Schedule
(2) Financial Statement Schedules
Schedule II — Valuation and Qualifying Accounts
All other schedules have been omitted because any information required is included in the financial statements or notes.
(3) Exhibits
A list of the exhibits required to be filed as part of this Report by Item 601 of Regulation S-K, including those incorporated by reference, is set forth in the Exhibit Index beginning on page EI-1 immediately following page F-24 of this Form 10-K, which is incorporated herein by reference.
(b)	Exhibits. See Item 15(a)(3).

(c)	Financial Statements and Schedules. See Item 15(a)(2). The Financial Statements listed in Item 15(a)(1) are included in this Report beginning on page F-5.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 14, 2007	INDUSTRIAL DISTRIBUTION GROUP, INC.

	By:	/s/ Charles A. Lingenfelter

Charles A. Lingenfelter
President and Chief Executive Officer
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 14, 2007	/s/ Charles A. Lingenfelter
Charles A. Lingenfelter
President, Chief Executive Officer, and Director
(Principal Executive Officer)

Date: March 14, 2007	/s/ Jack P. Healey
Jack P. Healey
Executive Vice President, Chief Financial Officer, and Secretary
(Principal Financial and Accounting Officer)

Date: March 14, 2007	/s/ Richard M. Seigel
Richard M. Seigel
Chairman of the Board

Date: March 14, 2007	/s/ David K. Barth
David K. Barth
Director

Date: March 14, 2007	/s/ William R. Fenoglio
William R. Fenoglio
Director

Date: March 14, 2007	/s/ William T. Parr
William T. Parr
Director

Date: March 14, 2007	/s/ George L. Sachs, Jr.
George L. Sachs, Jr.
Director

Date: March 14, 2007	/s/ Andrew B. Shearer
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
Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006, based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) Internal Control—Integrated Framework. Based on its assessment under that framework and the criteria established therein, management concluded the Company’s internal control over financial reporting was effective as of December 31, 2006.
Management’s assessment of the effectiveness of the Company’s internal control over financial reporting has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included herein.
March 13, 2007

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors of
  Industrial Distribution Group, Inc.:
We have audited management’s assessment, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting, that Industrial Distribution Group, Inc. maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Industrial Distribution Group, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
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
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
In our opinion, management’s assessment that Industrial Distribution Group, Inc. maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Industrial Distribution Group, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the COSO criteria.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Industrial Distribution Group, Inc. as of December 31, 2006 and 2005, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006 and our report dated March 13, 2007 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Atlanta, Georgia
March 13, 2007

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors of
  Industrial Distribution Group, Inc.:
We have audited the accompanying consolidated balance sheets of Industrial Distribution Group, Inc. and Subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2006. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These consolidated financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Industrial Distribution Group, Inc. and Subsidiaries at December 31, 2006 and 2005, and the consolidated results of their operations and their cash flows for each of the three years in the period ending December 31, 2006, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule for the three years ended December 31, 2006, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
As discussed in Note 2, in 2006, Industrial Distribution Group, Inc. adopted Statement of Financial Accounting Standards No. 123R, “Share-Based Payment.”
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Industrial Distribution Group, Inc.’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 13, 2007 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Atlanta, Georgia
March 13, 2007

INDUSTRIAL DISTRIBUTION GROUP, INC.
AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS DECEMBER 31, 2006 AND 2005
(in thousands, except share data)

	2006	2005
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$349	$721
Accounts receivable, net	80,949	65,661
Inventories, net	63,851	58,485
Deferred tax assets	3,645	3,652
Prepaid and other current assets	3,734	3,324

Total current assets	152,528	131,843
PROPERTY AND EQUIPMENT, NET	4,928	4,672
INTANGIBLE ASSETS, NET	159	201
DEFERRED TAX ASSETS	1,485	2,158
OTHER ASSETS	912	1,454

Total assets	$160,012	$140,328

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$30	$83
Accounts payable	51,553	47,684
Accrued compensation	2,431	2,891
Other accrued liabilities	4,871	5,545

Total current liabilities	58,885	56,203
LONG-TERM DEBT, NET OF CURRENT PORTION	24,393	12,818
OTHER LONG TERM LIABILITIES	410	996

Total liabilities	83,688	70,017

COMMITMENTS AND CONTINGENCIES (NOTE 12)
STOCKHOLDERS’ EQUITY (NOTE 9):
Preferred stock, $0.10 par value per share; 10,000,000 shares authorized, no shares issued or outstanding in 2006 and 2005	0	0
Common stock, $0.01 par value per share; 50,000,000 shares authorized, 9,343,197 issued and outstanding in 2006 and 9,382,515 issued and outstanding in 2005	93	94
Additional paid-in capital	99,630	100,401
Accumulated deficit	(23,399)	(30,184)

Total stockholders’ equity	76,324	70,311

Total liabilities and stockholders’ equity	$160,012	$140,328

The accompanying notes are an integral part of these consolidated balance sheets.

INDUSTRIAL DISTRIBUTION GROUP, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
FOR THE YEARS ENDED DECEMBER 31, 2006, 2005, AND 2004
(in thousands, except share data)

	2006	2005	2004
NET SALES	$547,874	$538,847	$529,175
COST OF SALES	426,812	421,276	413,463

Gross profit	121,062	117,571	115,712
SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES	108,244	107,033	105,599

Operating income	12,818	10,538	10,113
INTEREST EXPENSE	1,434	1,493	1,606
OTHER INCOME, NET	60	36	21

EARNINGS BEFORE INCOME TAXES	11,444	9,081	8,528
PROVISION FOR INCOME TAXES	4,659	3,660	1,214

NET EARNINGS	$6,785	$5,421	$7,314

EARNINGS PER COMMON SHARE:
Basic	$0.72	$0.58	$0.78

Diluted	$0.70	$0.56	$0.75

WEIGHTED AVERAGE SHARES:
Basic	9,406,011	9,394,140	9,339,276

Diluted	9,666,996	9,755,287	9,704,243

The accompanying notes are an integral part of these consolidated statements of income.

INDUSTRIAL DISTRIBUTION GROUP, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2006, 2005, AND 2004
(in thousands, except share data)

			ADDITIONAL	ACCUMULATED
	COMMON STOCK		PAID IN	EARNINGS
	SHARES	AMOUNT	CAPITAL	(DEFICIT)	TOTAL
BALANCE, DECEMBER 31, 2003	9,187,735	$92	$99,225	$(42,919)	$56,398

Sale of shares through employee stock purchase plan	59,481	0	280	0	280
Stock options exercised	96,634	1	313	0	314
Stock based compensation	0	0	137	0	137
Tax benefit from stock options exercised	0	0	226	0	226
Amortization of restricted stock	0	0	114	0	114
Net earnings	0	0	0	7,314	7,314

BALANCE, DECEMBER 31, 2004	9,343,850	$93	$100,295	$(35,605)	$64,783

Sale of shares through employee stock purchase plan	48,129	0	363	0	363
Stock options exercised	55,617	1	184	0	185
Stock based compensation	0	0	177	0	177
Tax benefit from stock options exercised	0	0	125	0	125
Issuance of shares pursuant to executive restricted stock agreement	70,000	1	(1)	0	0
Tax benefit from restricted stock issuance	0	0	137	0	137
Amortization of restricted stock	0	0	271	0	271
Re-purchase of common stock	(135,081)	(1)	(1,150)	0	(1,151)
Net earnings	0	0	0	5,421	5,421

BALANCE, DECEMBER 31, 2005	9,382,515	$94	$100,401	$(30,184)	$70,311

Sale of shares through employee stock purchase plan	27,483	0	221	0	221
Stock options exercised	269,999	3	917	0	920
Stock based compensation	0	0	194	0	194
Tax benefit from stock options exercised	0	0	431	0	431
Amortization of restricted stock	0	0	441	0	441
Re-purchase of common stock	(336,800)	(4)	(2,975)	0	(2,979)
Net earnings	0	0	0	6,785	6,785

BALANCE, DECEMBER 31, 2006	9,343,197	$93	$99,630	$(23,399)	$76,324

The accompanying notes are an integral part of these consolidated statements.

INDUSTRIAL DISTRIBUTION GROUP, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2006, 2005, AND 2004
(in thousands)

	2006	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$6,785	$5,421	$7,314

Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	1,294	1,226	909
Gain on sale of assets	(111)	(555)	(66)
Deferred income taxes	680	1,016	(1,023)
Excess tax benefit from exercise of stock options	(360)	0	0
Stock based compensation expense	635	448	251
Income tax benefit of stock options exercised	431	125	226
Income tax benefit of restricted stock issuance	0	137	0
Changes in operating assets and liabilities, net of business unit sold:
Accounts receivable, net	(15,288)	(1,952)	(7,475)
Inventories, net	(5,366)	(2,239)	(824)
Prepaids and other assets	132	2,950	(561)
Accounts payable	3,869	650	8,291
Accrued compensation	(460)	(1,178)	1,864
Other accrued and long-term liabilities	(1,260)	(478)	(1,513)

Total adjustments	(15,804)	150	79

Net cash (used in) provided by operating activities	(9,019)	5,571	7,393

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property and equipment, net	(2,138)	(519)	(1,040)
Proceeds from the sale of business unit and other	0	789	5
Proceeds from the sale of property and equipment	741	2,297	127

Net cash (used in) provided by investing activities	(1,397)	2,567	(908)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock, net of issuance cost	1,141	548	594
Purchase of common stock	(2,979)	(1,151)	0
Excess tax benefit from exercise of stock options	360	0	0
Repayments on revolving credit facility	(191,905)	(156,241)	(113,160)
Borrowings on revolving credit facility	203,480	147,341	109,010
Debt repayments	(72)	(480)	(113)
Debt borrowings	19	0	11
Deferred loan costs	0	(598)	0

Net cash provided by (used in) financing activities	10,044	(10,581)	(3,658)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(372)	(2,443)	2,827
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	721	3,164	337

CASH AND CASH EQUIVALENTS, END OF YEAR	$349	$721	$3,164

SUPPLEMENTAL DISCLOSURES:
Interest paid	$1,264	$1,195	$1,289

Income taxes paid, net of refunds	$3,085	$1,584	$4,478

The accompanying notes are in integral part of these consolidated statements.

INDUSTRIAL DISTRIBUTION GROUP, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE
1. BASIS OF PRESENTATION
Organization and Business
Industrial Distribution Group, Inc. (“IDG” or the “Company”), a Delaware corporation, was formed on February 12, 1997 to create a nationwide supplier of cost-effective, Flexible Procurement Solutions™ for manufacturers and other users of maintenance, repair, operating, and production (“MROP”) products. The Company conducts business in 49 states and China, providing expertise in the procurement, management, and application of MROP products to a wide range of industries.
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
Accounts Receivable
Accounts receivable is composed of trade receivables that are credit based and do not require collateral. At December 31, 2006, no one customer made up more than 7% of total receivables. An allowance for doubtful accounts has been established based on the Company’s collection experience and an assessment of the collectibility of specific accounts. The Company evaluates the collectibility of accounts receivable based on a combination of factors. Initially, the Company estimates an allowance for doubtful accounts as a percentage of accounts receivable based on historical collections experience. This initial estimate is periodically adjusted when the Company becomes aware of a specific customer’s inability to meet its financial obligations (e.g., bankruptcy filing) or as a result of changes in the overall aging of accounts receivable. On October 1, 2004 the Company implemented a policy to write-off all uncollectible accounts past due for more than a two-year period. In accordance with the policy no accounts were required to be written off for the year ended 2006. At December 31, 2005 and 2004, $44,000 and $1,315,000 in fully reserved accounts receivable were written off against the allowance for doubtful accounts. Additional write-offs for the years ended December 31, 2006, 2005, and 2004 were $357,000, $716,000 and $1,151,000, respectively. During 2006, 2005, and 2004, the Company incurred bad debt expense related to trade receivables of $370,000, $74,000, and $802,000, respectively. The allowance for doubtful accounts amounted to $1,382,000 and $1,369,000 as of December 31, 2006 and 2005, respectively.
Inventories
Inventories consist primarily of merchandise purchased for resale. Inventory on consignment at customer locations was 3.2% and 11.0% of the total gross inventory balance as of December 31, 2006 and 2005, respectively. Inventory is stated at the lower of cost or market value, and market is considered to be net realizable value. Cost is determined on a weighted-average basis. In determining the realizable value, the Company identifies slow moving or obsolete inventory that is not eligible for return under various vendor return programs and estimates appropriate loss provisions related thereto. Management evaluates the adequacy of the loss provisions regularly, with any adjustments charged to cost of sales. The Company recorded inventory expense or (recoveries) of $410,000, $1,208,000, and ($193,000), in 2006, 2005 and 2004, respectively. The reserve for obsolete and slow moving inventory was $4,970,000 and $5,115,000 as of December 31, 2006 and 2005, respectively.
Internal-Use Software
The Company capitalizes internal direct and incremental costs related to software developed or obtained for internal use in accordance with AICPA Statement of Position 98-1, “Accounting for Costs of Computer Software Developed or Obtained for Internal Use.” Software development costs incurred during the preliminary or maintenance project stage are expensed as incurred, while costs incurred during the application development stage are capitalized and are amortized using the straight-line method over the useful life of the software, not to exceed three years. Amortization of these capitalized costs begins only when the software becomes ready for its intended use. General and administrative costs related to developing or obtaining such software are expensed as incurred.
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
Other Intangible Assets
The Company has separable intangible assets that are deemed to have definite lives and which are amortized over those useful lives. The Company has no goodwill or other intangible assets with indefinite useful lives. The gross carrying value of the intangible assets was $671,000 at December 31, 2006. The Company recorded amortization expense of $42,000, $42,000, and $44,000, in 2006, 2005 and 2004, respectively. The aggregate estimated amortization expense related to other identifiable intangible assets for the years 2007 to 2011 is $159,000. Accumulated amortization was $512,000 and $470,000 as of December 31, 2006 and 2005, respectively.
Long-Lived Assets
The Company assesses its long-lived assets for impairment whenever facts and circumstances indicate that the carrying amount may not be fully recoverable in accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment of Long-lived assets.” Long-lived assets held for sale are reported at the lower of their carrying amount or fair value less cost to sell. To analyze recoverability, the Company projects undiscounted net future cash flows over the remaining life of such assets. If these projected cash flows are less than the carrying amount, an impairment would be recognized, resulting in a write-down of assets with a corresponding charge to earnings. Impairment losses, if any, are measured based upon the difference between the carrying amount and the fair value of the assets. Management believes the long-lived assets in the accompanying consolidated balance sheets are fairly valued.
Income Taxes
The Company accounts for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes” which requires that deferred tax assets and liabilities be recognized using currently enacted tax rates for the effect of temporary differences between the book and tax bases of recorded assets and liabilities. SFAS No. 109 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax asset will not be realized. The Company currently has significant deferred tax assets, which are subject to periodic recoverability assessments. The realization of the Company’s deferred tax assets is principally dependent upon the Company being able to generate sufficient future taxable income in certain tax jurisdictions. Factors used to assess the likelihood of realization are the Company’s forecast of future taxable income (which is based upon estimates and assumptions) and available tax planning strategies that could be implemented to realize the net deferred tax assets. On the basis of the Company’s operating results and projections for future taxable income, management believes it is more likely than not that future operations will generate sufficient taxable income to realize the deferred tax assets, with the exception of certain state tax net operating loss carryforwards.

During 2004, the Company determined that it was more likely than not that future tax benefits associated with certain state tax net operating loss carryforwards and deductible goodwill amortization for tax purposes would be realizable. The deferred tax assets associated with certain state net operating loss carryforwards and future goodwill amortization had been fully reserved with a valuation allowance primarily due to the assets’ extended reversal period and the uncertainty of future taxable income over this period. The Company made the determination to reverse the valuation allowance primarily based on its 2004 taxable income and projections of future taxable income over the reversal period. This resulted in a $2,595,000 ($0.27 per diluted share for the year) reduction of the valuation allowance and an associated reduction of the provision for income tax expense. The valuation allowance for net deferred tax assets was $542,000 and $561,000 as of December 31, 2006 and 2005, respectively. The valuation allowance for deferred tax assets at December 31, 2006 and 2005 was primarily for state net operating loss carryforwards for which the Company believes sufficient taxable income will not be realized prior to expiration.
Deferred Loan Costs
The Company capitalizes incremental and direct costs associated with the issuance of debt. These costs include legal fees, due diligence fees, and similar items. Deferred loan costs are amortized over the life of the related debt instrument and are classified as a non-current asset on the accompanying consolidated balance sheets. In conjunction with the amendment of its Credit Facility during 2005, $598,000 of costs were incurred and capitalized. These costs were combined with $220,000 of deferred loan costs that existed prior to the amendment and will be amortized over the term of the amended agreement. Amortization expense related to deferred loan costs for the years ended December 31, 2006, 2005, and 2004 was $164,000, $202,000, and $240,000, respectively. Such amortization is classified as interest expense in the accompanying statements of income. As of December 31, 2006 and 2005, the net book value of the Company’s deferred loan costs was $573,000 and $736,000, respectively.
Revenue Recognition
Revenue is recognized on sales of product at the time title and risk of loss pass to the buyer. Title and risk of loss pass to the buyer in three ways. In the majority of circumstances, title and risk of loss pass to the buyer at the time of shipment. In other circumstances, such as consignment inventory agreements, title and risk of loss pass to the buyer at time of requisition of the good for use. For goods that are shipped direct from the supplier, title and risk pass to the buyer based on the suppliers’ shipping terms.
Flexible Procurement Solutions™ or “FPS” arrangements combine the sale of products with value added services, including providing customers with expertise in product application and process improvements. FPS revenues typically include both a product and service component, with the product sale accounting for substantially all of the revenue and costs. The service component is billed separately as services are rendered. These revenues are typically associated with site management, carrying costs associated with inventory, and administrative fees. These service revenues amounted to $25,905,000 or 4.7% of the Company’s total revenue for the year ended December 31, 2006, and $22,470,000 or 4.2% for the year ended December 31, 2005. All revenues are recognized when the services have been performed.
Software Costs
The Company does not sell or lease software. The Company’s proprietary FPS software programs (including SMS and Innosource) are used to combine the sale of its MROP products with value added services. The Company does not charge for this software used at customer sites. The FPS software was acquired through the acquisition of one of its companies in 1997. The Company incurs maintenance costs which are expensed as incurred.

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
Shipping and Handling Costs
The Company’s freight-in is recorded in cost of sales and freight-out is included in selling, general, and administrative expenses. Freight-out totaled $4,990,000, $4,784,000, and $5,067,000, for the years ended December 31, 2006, 2005, and 2004, respectively.
Advertising Costs
Advertising costs are expensed as incurred. Advertising costs were $525,000, $403,000, and $498,000 for the years ended 2006, 2005, and 2004, respectively.
Financial Instruments
The Company’s carrying value of financial instruments approximates fair value due to the short maturity of those instruments (cash, trade receivables, accounts payable, and accrued liabilities), or, in the case of debt, due to the instrument having a variable interest rate. Credit risk on trade receivables is minimized by the large and diverse nature of the Company’s customer base. No one customer represented more than 7.0% of the Company’s accounts receivable or sales for the periods presented. The Company’s international sales represent less than 1.2% of sales for any of the periods presented.
Stock-Based Compensation
The Company has stock-based employee compensation plans, described more fully in Note 10. Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123R, using the modified prospective transition method. Accordingly, prior year amounts have not been restated. Under this transition method, compensation expense is recognized for share-based payments granted after January 1, 2006 in addition to share-based payments granted prior to, and unvested, as of January 1, 2006 based on the grant-date fair value estimated in accordance with the original provisions of SFAS No. 123. These fair values are calculated by using the Black-Scholes-Merton option pricing formula which requires estimates for expected volatility, expected dividends, the risk-free interest rate and the term of the option. Prior to January 1, 2006, as permitted by SFAS No. 123, the Company accounted for share-based payments using the prospective method described in SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure.” As the fair value recognition provisions of SFAS No. 123 and SFAS No. 123R are materially consistent, the adoption of SFAS No. 123R did not have a significant impact on the Company’s financial position or results of operations.
Segments
SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information,” requires that an enterprise disclose certain information about operating segments. The Company considers its entire business as one operating segment for purposes of SFAS No. 131.
New Accounting Pronouncements
In June 2006, the Financial Accounting Standards Board issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” an interpretation of FAS 109, “Accounting for Income Taxes” (FIN 48), to create a single model to address accounting for uncertainty in tax positions. FIN 48 clarifies the accounting for income taxes by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company will adopt FIN 48 as of January 1, 2007, as required. The cumulative effect of adopting FIN 48 will be recorded in accumulated deficit.

The Company has assessed the impact of the Interpretation on its financial statements and has determined that the adoption of FIN 48 will not have a material impact on the Company’s financial position, results of operations or cash flows.
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS 157). SFAS 157 provides guidance for using fair value to measure assets and liabilities. The standard expands required disclosures about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. SFAS 157 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of adopting SFAS 157 on its consolidated financial statements.
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS 159). SFAS 159 permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently assessing the impact of SFAS 159 on our consolidated financial position, results of operations and cash flows.
3. DIVESTITURES
During 2005, the Company sold the net assets of one of its operating subsidiaries, Cardinal Machinery. Assets and liabilities with a net book value of approximately $651,000 were sold for total consideration of $789,000, resulting in a gain of $138,000. The gain was classified as an offset to selling, general and administrative expenses in the accompanying 2005 statements of income.

Revenue for Cardinal Machinery was $6.3 million and $9.5 million for years ended December 31, 2005 and 2004, respectively, which represented less than 2% of total revenue in both periods.
4. NOTE RECEIVABLE
During 2004, the Company entered into a note receivable in conjunction with the sale of an asset in the amount of $1,000,000, before discounting. The note had an implicit interest rate of 3.1% and was unsecured. The note receivable had a $250,000 balance at December 31, 2005, which was collected during 2006 with no remaining balance at December 31, 2006.
5. PROPERTY AND EQUIPMENT
Property and equipment consisted of the following at December 31, 2006 and 2005 (in thousands):

	2006	2005
Land, building, and improvements	$1,909	$2,865
Leasehold improvements	3,495	2,160
Furniture, fixtures, and equipment	6,939	6,973
Computer hardware and software	3,743	3,763

Total property and equipment	16,086	15,761
Less accumulated depreciation	(11,158)	(11,089)

Property and equipment, net	$4,928	$4,672

For the year ended December 31, 2006, amortization of software and internally developed software was $74,000. There was no software development cost capitalized or amortized in fiscal 2005 or 2004. Depreciation expense for all other property and equipment totaled $1,178,000, $1,184,000, and $865,000 for the years ended December 31, 2006, 2005, and 2004, respectively. The unamortized internally developed software balance was $952,000 as of December 31, 2006.
6. SALE OF PROPERTY
During 2006, the Company sold real property located in Tonawanda, New York in a continuing effort to consolidate warehouse facilities, improve logistic efficiencies and reduce assets. The property sold for $716,000, net of closing costs, resulting in a gain of $281,000. The gain on the sale of assets is included in the accompanying financial statements as a reduction of selling, general and administrative expenses. There were no relocation or severance costs associated with the sale. A sales office was leased in the area the property was sold, or the Buffalo, New York area, in order to continue to serve those customers.
During 2005, the Company sold a property, located in Greensboro, North Carolina. The Greensboro property sold for $2,249,000, net of closing costs. The gain associated with this sale was $401,000 and is classified as a component of selling, general, and administrative expenses. There were no relocation or severance costs associated with this sale of property.
7.	LONG-TERM DEBT
At December 31, 2006 and 2005, long-term debt consisted of the following (in thousands):

	2006	2005
Revolving credit facility (Note 8)	$24,375	$12,800
Other	48	101

Total debt	24,423	12,901
Less current portion	(30)	(83)

Total long-term debt	$24,393	$12,818

Maturities of long-term debt as of December 31, 2006 are as follows (in thousands):

2007	$30
2008	18
2009	0
2010	24,375
2011	0
Thereafter	0

$24,423

For the years ended December 31, 2006, 2005, and 2004, the Company incurred interest expense of $1,434,000, $1,493,000, $1,630,000, respectively. The long-term debt of the Company’s revolving credit facility has a first priority security interest.
8.	REVOLVING CREDIT FACILITY
In December 2000, the Company entered into a $100,000,000 revolving credit facility with a five financial institution syndicate. On July 18, 2005, the Company amended this agreement to extend it to July 18, 2010 and to provide a $75,000,000 credit facility with an accordion option enabling the Company to expand the facility to $110,000,000. The agreement provides that the facility may be used for operations and acquisitions, and provides $7,500,000 for swinglines and $10,000,000 for letters of credit. Amounts outstanding under the credit facility bear interest at either the lead bank’s corporate rate or LIBOR, as selected by the Company from time to time, plus applicable margins. This rate was 6.9% and 5.7% at December 31, 2006 and 2005, respectively. There is an annual commitment fee on the unused portion of the facility equal to 25 basis points of the average daily unused capacity during the term. Commitment fees totaled $138,000 and $166,000 in 2006 and 2005, respectively.
The amounts outstanding under the facility at December 31, 2006 and 2005 were $24,375,000 and $12,800,000, respectively, which are classified as long-term liabilities in the consolidated balance sheets. Additionally, the Company had outstanding letters of credit of $1,170,000 and $1,627,000 under the facility at December 31, 2006 and 2005, respectively. Financial covenants under the amended Credit Facility are required if the monthly average excess availability under the line falls below $15,000,000. In such case, the Credit Facility contains a requirement for a fixed charge coverage ratio of 1.1:1.0. The Company has the ability to repurchase up to $5,000,000 of its common stock during any one fiscal year under the terms of the agreement. Covenants under the amended Credit Facility prohibit the payment of cash dividends, among various other restrictions. The Company was in compliance with the covenants as of December 31, 2006 and 2005.

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
In August 2000, the Board of Directors designated 1,000,000 shares of the Company’s previously authorized 10,000,000 shares of preferred stock as Series A Participating Cumulative Preferred Stock, as required for the Stockholder Rights Plan. There was no preferred stock issued or outstanding at December 31, 2006 and 2005.
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
Common Stock
Options are included in the computation of diluted earnings per share (“EPS”) where the options’ exercise price is less than the average market price of the common shares during the period. Common equivalent shares from stock options and restricted stock awards during the years ended December 31, 2006, 2005, and 2004 had a dilutive effect of 260,985, 361,147, and 364,967 shares, respectively, to the weighted-average common shares outstanding using the treasury stock method. During 2006, 2005, and 2004, options where the exercise price exceeded the average market price of the common shares totaled 38,550, 61,495, and 57,295, respectively. Options expire ten years from the date of grant and vest ratably over three-to-four year periods. At December 31, 2006, the Company has several stock-based compensation plans, which are described in Note 10.
Stock Repurchase Program
The Company’s Board of Directors approved, on February 23, 2005, a program for the Company to repurchase up to $5,000,000 of its outstanding common shares over a 24-month period from the adoption of the program. During the years ended December 31, 2006 and 2005, the Company repurchased 336,800 shares and 135,081 shares, respectively, for an average price per share of $8.84 and $8.53, respectively. On February 21, 2007, the Board of Directors approved the extension of the Stock Repurchase Plan to December 31, 2009 and provided for the purchase of up to an additional $5,000,000 of common stock.
10.	STOCK BASED COMPENSATION
The Company uses the Black-Scholes-Merton formula to estimate the value of stock options granted and recognizes stock compensation costs, less forfeitures, on a straight-line basis over the explicit vesting period. The Black-Scholes-Merton option-pricing model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company’s employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.
Expected volatilities are based on the historical volatility of the Company’s stock. The Company believes that historical volatility is the best indicator of future volatility. The Company also uses historical data to estimate the term options are expected to be outstanding and to estimate forfeitures of options granted. The risk-free rate for the expected life of the option is based on the U.S. Treasury yield in effect at the time of grant with a term approximating the expected option life.
The fair value of each option grant was estimated on the date of grant using the Black-Scholes-Merton option-pricing model with the following weighted-average assumptions:

	2006	2005	2004
Expected life (years)	7	7	7
Dividend yield	0%	0%	0%
Expected stock price volatility	47%	52%	56%
Risk-free interest rate (low-high)	4.29% - 5.23%	3.74% - 4.60%	3.17% - 4.51%
Stock Incentive Plan
In July 1997, the Company adopted its stock incentive plan to provide key employees, officers, and directors an opportunity to own common stock of the Company and to provide incentives for such persons to promote the financial success of the Company. Awards under the stock incentive plan may be structured in a variety of ways, including incentive and nonqualified stock options, restricted shares of common stock subject to terms and conditions set by the Board of Directors (“restricted stock awards”), and stock appreciation rights (“SARs”). Incentive stock options may be granted only to full-time employees (including officers) of the Company and any subsidiaries. Nonqualified options, restricted stock awards, SARs, and other permitted forms of awards may be granted to any person employed by or performing services for the Company, including directors. The stock incentive plan provides for the issuance of an aggregate number of shares of common stock equal to 15% of the Company’s shares of common stock outstanding from time to time, subject to the issuance of a maximum of 1,000,000 shares pursuant to the incentive stock option plan. The Company currently has 160,215 shares available for issue under the stock incentive plan.
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
During the years ended December 31, 2006 and 2005, the Company issued 56,500 shares and 3,125 shares of restricted stock, respectively, with a weighted-average grant date fair value of $7.84 and $8.75, respectively, under the stock incentive plan. There were no shares of restricted stock issued under the stock incentive plan in 2004. During the years ended December 31, 2006, 2005, and 2004 the Company issued options to purchase 50,050 shares, 30,000 shares, and 25,000 shares of common stock, respectively, with a weighted-average grant date fair value of $4.56, $5.09, and $3.39, respectively, under the stock incentive plan.
Employee Stock Purchase Plan
In 1997, the Company adopted an employee stock purchase plan (the “Stock Purchase Plan”) under which qualified employees of the Company and its subsidiaries have the right to purchase shares of common stock through payroll deductions by the employee. The Stock Purchase Plan is administered by the compensation committee of the Company’s Board of Directors. The Stock Purchase Plan was amended at the Annual Shareholder’s meeting on May 16, 2002 to increase the available shares under the plan from 500,000 to 1,000,000. The second amendment to the Stock Purchase Plan, effective July 1, 2005, was approved by the Board of Directors on April 29, 2005. The amendment changed the price paid for a share of common stock under the plan to 95% of the fair market value (as defined in the Stock Purchase Plan) of a share of common stock at the beginning of the month. The amount of any participant’s payroll deductions or cash contributions made pursuant to the Stock Purchase Plan may not exceed 10% of such participant’s total annual compensation and may not exceed $25,000 per year. Shares issued in 2006, 2005, and 2004 under the Stock Purchase Plan were 27,483 shares, 48,129 shares, and 59,481 shares, respectively. The Company has issued 963,351 shares under the Stock Purchase Plan as of December 31, 2006.
Management Incentive Plan
In 1998, the Company adopted a management incentive plan, whereby management may be awarded shares of stock or restricted stock based on attaining certain performance goals. During the years ended December 31, 2006, 2005, and 2004 the Company issued 24,883 shares, 79,011 shares and 45,785 shares of restricted stock, respectively, with a weighted-average grant date fair value of $7.86, $8.84 and $8.09, respectively. In November 2005, a former executive forfeited 19,130 shares and 12,130 shares of restricted stock issued in 2005 and 2004, respectively. The Company may issue shares in 2007 for 2006 performance based on the terms of the management incentive plan. A maximum of 250,000 shares of common stock may be issued at fair market value under this fixed plan. The Company has issued a total of 162,065 shares under the management incentive plan as of December 31, 2006. The Company currently has 87,935 shares available for issue under the management incentive plan.
Non-Stockholder Approved Equity Arrangements
The Company, may, from time to time, issue equity or equity investments to executives as inducement for employment which awards are not part of the stockholder approved equity arrangements. In 2006, the Company issued 12,500 shares of restricted common stock with a weighted-average grant date fair value of $8.41 and options to purchase 10,000 shares of common stock with a weighted-average grant date fair value of $4.75, as inducement for employment. In January 2005, the Company issued 6,250 shares of restricted common stock with a weighted-average grant date fair value of $8.25 and options to purchase 15,000 of common stock with a weighted-average grant date fair value of $4.98, as inducement for employment. In 2004, the Company issued 10,000 restricted shares with a weighted-average grant date fair value of $6.20 and the options to purchase 30,000 shares of common stock with a weighted-average grant date fair value of $3.79, as inducement for employment, of which the restricted shares and 10,000 of the options to purchase the common stock were subsequently forfeited. The Company has issued a total of 18,750 shares of restricted common stock and the option to purchase 55,000 shares under the non-stockholder approved equity arrangements as of December 31, 2006.
A summary of the status of options issued under the stock incentive plan, management incentive plan, and non-stockholder approved equity arrangements, as of December 31, 2006, 2005, and 2004 and changes during the years then ended, is presented in the table below:

	2006		2005		2004
		WEIGHTED-		WEIGHTED-		WEIGHTED-
		AVERAGE		AVERAGE		AVERAGE
		EXERCISE		EXERCISE		EXERCISE
	SHARES	PRICE	SHARES	PRICE	SHARES	PRICE
Outstanding at beginning of year	943,847	$4.86	974,669	$4.60	1,026,336	$4.45
Granted	60,050	$8.04	45,000	$8.31	55,000	$5.88
Forfeited and surrendered	(35,702)	$8.98	(20,205)	$4.05	(10,033)	$9.04
Exercised	(269,999)	$3.41	(55,617)	$3.34	(96,634)	$3.25

Outstanding at end of year	698,196	$5.49	943,847	$4.86	974,669	$4.60

Exercisable at end of year	599,813	$5.09	853,847	$4.66	793,005	$4.77
The following table summarizes information about all stock options outstanding at December 31, 2006:

		OPTIONS OUTSTANDING		OPTIONS EXERCISABLE
		WEIGHTED	WEIGHTED-		WEIGHTED-
		REMAINING	AVERAGE	EXERCISABLE	AVERAGE
RANGE OF EXERCISE	OUTSTANDING	CONTRACTUAL	EXERCISE	AT	EXERCISE
PRICE	AT 12/31/06	LIFE	PRICE	12/31/06	PRICE
$1.65 — 5.00	317,265	5.12	$2.55	317,265	$2.55
$5.01—10.00	342,381	4.54	$6.91	243,998	$6.50
$10.01—15.00	0	0.00	$0.00	0	$0.00
$15.01—20.00	38,550	0.74	$17.05	38,550	$17.05

	698,196	4.59	$5.49	599,813	$5.09

During the year ended December 31, 2006, the Company recorded $635,000 in compensation expense related to share-based payment awards.
The weighted-average grant date fair value of options granted during the years ended December 31, 2006 and 2005 was $4.59 and $5.05, respectively. The total weighted-average grant date fair value of options exercised during the years ended December 31, 2006, and 2005 was $2.18 and $2.09, respectively. The total intrinsic value of options exercised during the years ended December 31, 2006 and 2005 was $1,290,000 and $313,000, respectively. As of December 31 2006, unrecognized compensation cost related to unvested stock option awards totaled $251,000 and is expected to be recognized over a weighted-average period of 1.7 years.
The weighted-average intrinsic value of options outstanding at December 31, 2006 was $3,350,000 and the options have a weighted-average contractual life of 4.6 years. The weighted-average intrinsic value of options exercisable at December 31, 2006 was $3,154,000 and the weighted-average contractual life was 3.9 years.
Cash received from stock options exercised for year ended December 31, 2006 was $920,700. The income tax benefit from share-based arrangements for the year ended December 31, 2006 totaled approximately $360,400.
A summary of the status of restricted shares issued under all above named plans as of December 31, 2006, 2005, and 2004 and changes during the years then ended is presented in the table below:

	2006		2005		2004
		WEIGHTED-		WEIGHTED-		WEIGHTED-
		AVERAGE		AVERAGE		AVERAGE
		GRANT DATE		GRANT DATE		GRANT DATE
	SHARES	PRICE	SHARES	PRICE	SHARES	PRICE
Outstanding, unvested at beginning of year	112,911	$8.35	135,785	$5.00	80,000	$3.09
Granted	93,883	$7.92	88,386	$8.80	55,785	$7.75
Forfeited	(10,000)	$6.20	(41,260)	$7.22	0	$0.00
Vested	0	$0.00	(70,000)	$3.08	0	$0.00

Outstanding, unvested at end of year	196,794	$8.26	112,911	$8.35	135,785	$5.00
As of December 31, 2006, unrecognized compensation cost related to unvested restricted stock awards totaled $881,300 and is expected to be recognized over a weighted-average period of 1.6 years. No shares vested during the year ended December 31, 2006.
Pro Forma Information under SFAS 123R
The Company adopted the fair value provisions of SFAS No. 123R effective January 1, 2006. The expense related to stock-based compensation included in the determination of net earnings for December 31, 2006 was the same as that which would have been recognized if the fair value method had been applied to all awards granted after the original effective date of SFAS No. 123 and the stock-based compensation expense for the years ended December 31, 2005 and 2004 was less than that which would have been recognized if the fair value method had been applied to all awards granted after the original effective date of SFAS No. 123. Stock-based compensation expense for the year ended December 31, 2006 was $635,000. If the Company had elected to adopt the fair value recognition provisions of SFAS No. 123 as of its original effective date, pro forma net earnings and diluted net earnings per share would be as follows for the years ended December 31, 2005 and 2004 (in thousands, except per share data):

	2005	2004
Net earnings as reported	$5,421	$7,314
Add: Total stock-based compensation expense included in the determination of net earnings as reported, net of tax	332	208
Deduct: Total stock-based compensation expense determined under fair-value based method for all awards, net of tax	410	429

Pro forma net earnings	$5,343	$7,093
Basic earnings per common share:
As reported	$0.58	$0.78
Pro forma	$0.57	$0.76
Diluted earnings per common share:
As reported	$0.56	$0.75
Pro forma	$0.55	$0.73
11. INCOME TAXES
The provision for income taxes includes income taxes deferred because of temporary differences between financial statement and tax bases of assets and liabilities and consisted of the following for the years ended December 31, 2006, 2005, and 2004 (in thousands):

	2006	2005	2004
Current	$3,979	$2,644	$2,237
Deferred	680	1,016	(1,023)

Total provision	$4,659	$3,660	$1,214

The provision for income taxes for the years ended December 31, 2006, 2005, and 2004 differs from the amount computed by applying the statutory rate of 34% due to the following (in thousands):

	2006	2005	2004
Tax at federal statutory rate	$3,891	$3,088	$2,900
State income tax, net of federal benefit	548	405	333
Nondeductible expenses	244	245	269
Change in valuation allowance	(19)	0	(2,595)
Tax contingency reserve and other	(5)	(78)	307

Provision for income taxes	$4,659	$3,660	$1,214

Deferred taxes are recorded based on differences between the financial statement and tax bases of assets and liabilities. Temporary differences, which give rise to a significant portion of deferred tax assets and liabilities at December 31, 2006 and 2005, are as follows (in thousands):

	2006	2005
Deferred tax assets:
Allowance for doubtful accounts	$530	$527
Accrued employee benefits	19	32
Capitalized inventory costs	530	495
Inventory allowance	1,906	1,607
Accrued liabilities	682	841
Net operating loss carryforwards	682	788
Book in excess of tax depreciation	(201)	247
Book in excess of tax amortization	1,607	1,830
Valuation allowance	(542)	(561)
Other	(1)	133

Total deferred tax assets	5,212	5,939

Deferred tax liabilities:
Intangible storeroom management contract	(60)	(76)
Step-up in asset basis	(22)	(53)

Total deferred liabilities	(82)	(129)

Net deferred tax assets	$5,130	$5,810

The Company has net operating loss carryforwards for state income tax purposes of approximately $14,000,000 as of December 31, 2006, which expire in various years through 2024. The related deferred tax asset for these state net operating loss carryforwards is approximately $560,000 as of December 31, 2006.
Significant management judgment is required in determining whether any valuation allowance should be recorded against the Company’s net deferred tax asset. A valuation allowance of $542,000 and $561,000 was provided at December 31, 2006 and December 31, 2005, respectively, to offset the related deferred tax assets due to uncertainty of realizing the benefit of certain U.S. federal and state net operating losses. Despite the valuation allowance, the income tax benefits related to these deferred tax assets will remain available to offset the tax liability of future taxable income until they expire.
12.	COMMITMENTS AND CONTINGENCIES
Operating Leases
The Company leases certain warehouse and office facilities as well as certain vehicles and office equipment under operating leases. Management expects that in the normal course of business, leases that expire will be renewed or replaced by other leases. The minimum future rental payments, net of sublease revenues, under all leases as of December 31, 2006 were as follows (in thousands):

2007	$5,888
2008	4,574
2009	3,214
2010	1,877
2011	1,401
Thereafter	9,406

$26,360

During the years ended December 31, 2006, 2005, and 2004, gross rental expense under operating leases totaled $4,679,000, $4,123,000, and $6,480,000, respectively, with related sub-lease rental income of $508,000, $611,000, and $212,000, respectively. Certain of the Company’s operating leases contain escalating rent payments over the lease term. For these leases, the Company recognizes rent expense on a straight-line basis over the lease term. The liability for future rent payments recognized on a straight-line basis was $1,217,000 and $1,247,000 at December 31, 2006 and 2005, respectively, and is included in Accrued Liabilities and Other Long Term Liabilities in the consolidated balance sheets.

Litigation
The Company is subject to various claims and legal actions, which arise in the ordinary course of business. The Company believes that the ultimate resolution of such matters will not have a material adverse effect on the Company’s financial position or results of operations.
Insurance
The Company has a self-insured group health insurance plan and a self-insured workers compensation, property, and casualty plan for all employees, whereby the Company is self-insured for the majority of claims, subject to specific aggregate stop loss limits. The Company estimates its liability for unasserted or unpaid claims. The Company believes that the ultimate liability for payment of claims has been adequately reserved for, and any additional claims will not have a material adverse effect on the Company’s financial position or results of operations.
13. SAVINGS PLANS
All employees who are age 21 or older and have completed 30 days of service are eligible to participate in the Company’s 401(k) plan (the “Plan”). Employees are eligible to receive matching contributions from the Company after they have completed one year of service. Once eligibility requirements are met, employees may contribute between 1% and 75% of their compensation to the Plan, subject to tax law limitations. For 2006 the Company matched, at its sole discretion, 33.3% of employee contributions up to a maximum of 6% of the employee annual salary. In 2005 the Company matched, at its sole discretion, 33% of employee contributions up to a maximum of 6% of the employee annual salary. For 2004, the Company matched, at its sole discretion, 25% of employee contributions up to a maximum of 1 1/2% of the employee’s salary. Total company contributions to the Plan during 2006, 2005, and 2004 were $642,000, $633,000, and $440,000, respectively.
14. RELATED-PARTY TRANSACTIONS
The Company leases facilities from related parties including directors of the Company. The Company believes that the monthly rent and other terms of these leases are not less favorable to the Company than could be obtained from unaffiliated parties for comparable properties in the respective geographic areas. Renewal of these leases, if applicable, is based on management’s best estimate of market value. Rental expense recognized under leases from directors of the Company was $499,000, $438,000, and $436,000 for the years ended December 31, 2006, 2005, and 2004, respectively. Rental expense recognized under leases from other related parties was $125,000, $198,800, and $313,000 for the years ended December 31, 2006, 2005, and 2004, respectively.

15. INTERIM FINANCIAL INFORMATION (UNAUDITED)
The Company’s unaudited quarterly results of operations for the fiscal years ended December 31, 2006 and 2005 are as follows (in thousands, except for per share amounts):

	2006
	FIRST	SECOND	THIRD	FOURTH
	QUARTER	QUARTER	QUARTER	QUARTER
Net sales	$140,276	$137,005	$138,991	$131,602
Cost of sales	110,144	107,721	107,633	101,314

Gross profit	30,132	29,284	31,358	30,288
Selling, general and administrative expenses	27,237	26,374	27,888	26,745

Operating income	2,895	2,910	3,470	3,543
Interest expense, net	311	302	361	460
Other expense (income), net	(18)	(3)	(2)	(37)

Earnings before income taxes	2,602	2,611	3,111	3,120
Provision for income taxes	1,061	1,091	1,311	1,196

Net earnings	$1,541	$1,520	$1,800	$1,924

Earnings per share:
Basic earnings per common share (*)	$0.16	$0.16	$0.19	$0.20

Diluted earnings per common share (*)	$0.16	$0.16	$0.19	$0.20

(*)	The sum of the basic and diluted earnings per common share does not equal the total for the year due to the weighted average shares calculation and rounding.

	2005
	FIRST	SECOND	THIRD	FOURTH
	QUARTER	QUARTER	QUARTER	QUARTER
Net sales	$137,948	$135,618	$135,212	$130,069
Cost of sales	108,997	105,823	105,502	100,954

Gross profit	28,951	29,795	29,710	29,115
Selling, general and administrative expenses	26,553	26,791	27,310	26,379

Operating income	2,398	3,004	2,400	2,736
Interest expense, net	425	425	367	276
Other expense (income), net	1	0	(39)	2

Earnings before income taxes	1,972	2,579	2,072	2,458
Provision (benefit) for income taxes	747	1,013	920	980

Net earnings	$1,225	$1,566	$1,152	$1,478

Earnings per share:
Basic earnings per common share	$0.13	$0.17	$0.12	$0.16

Diluted earnings per common share	$0.13	$0.16	$0.12	$0.15

INDUSTRIAL DISTRIBUTION GROUP, INC.
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
FOR THE YEARS ENDED DECEMBER 31, 2006, 2005, AND 2004
(in thousands)
ALLOWANCE FOR DOUBTFUL ACCOUNTS

		ADDITIONS
		CHARGED
	BALANCE	TO COSTS
	AT	AND		BALANCE AT
	BEGINNING	EXPENSES		END OF
DESCRIPTION	OF PERIOD	NET (1)	DEDUCTIONS	PERIOD
Year ended December 31, 2006:
Allowance for doubtful accounts	$1,369	370	357	$1,382
Year ended December 31, 2005:
Allowance for doubtful accounts	$2,055	74	760	$1,369
Year ended December 31, 2004:
Allowance for doubtful accounts	$3,719	802	2,466	$2,055

(1)	Amounts charged to costs and expenses are net of adjustments and recoveries to state the allowance based on the Company’s historical collections experience and management’s assessment of the collectability of specific accounts.
INVENTORY RESERVE

		ADDITIONS
		CHARGED
		TO COSTS
	BALANCE AT	AND		BALANCE AT
	BEGINNING	EXPENSES		END OF
DESCRIPTION	OF PERIOD	NET (1)	DEDUCTIONS(2)	PERIOD
Year ended December 31, 2006:
Inventory reserve	$5,115	410	555	$4,970
Year ended December 31, 2005:
Inventory reserve	$5,168	1,208	1,261	$5,115
Year ended December 31, 2004:
Inventory reserve	$5,597	(193)	236	$5,168

(1)	Amounts charged to costs and expenses are net of adjustments to state the reserve based on the Company’s experience and management’s assessment of the net realizable value of specific inventory items.

(2)	Deductions represent the write off of obsolete inventory.

VALUATION ALLOWANCE

		ADDITIONS
		CHARGED
		TO COSTS
	BALANCE AT	AND		BALANCE AT
	BEGINNING	EXPENSES		END OF
DESCRIPTION	OF PERIOD	NET(1)	DEDUCTIONS (2)	PERIOD
Year ended December 31, 2006:
Valuation allowance	$561	0	19	$542
Year ended December 31, 2005:
Valuation allowance	$561	0	0	$561
Year ended December 31, 2004:
Valuation allowance	$3,156	0	2,595	$561

(1)	These amounts represent the recording of the valuation allowance for deferred tax assets.

(2)	These amounts represent the reduction of the valuation allowance for deferred tax associated with certain state tax net operating loss carryforwards and future goodwill amortization.

EXHIBIT INDEX
     The exhibits set forth below are required to be filed with this Report pursuant to Item 601 of Regulation S-K:

Exhibit
Number	Description of Exhibit
3.1	Certificate of Incorporation, as amended, of the Company (filed as Exhibit 3.1 of the Company’s Registration Statement on Form S-1 (File No. 333-36233) is hereby incorporated by reference)

3.2	Bylaws of the Company (filed as Exhibit 3.2 of the Company’s Registration Statement on Form S-1 (File No. 333-36233) is hereby incorporated by reference)

4.1	Form of Common Stock Certificate of the Company (filed as Exhibit 4.1 of the Company’s Registration Statement on Form 8-A (File No. 001-13195) on August 31, 2000 is hereby incorporated by reference)

4.2	Certificate of Designation (filed as Exhibit 4.2 of the Company’s Current Report on Form 8-K (File No. 001-13195) is hereby incorporated by reference)

(*)10.1(a)	Industrial Distribution Group, Inc. Stock Incentive Plan (filed as Exhibit 10.5 of the Company’s Registration Statement on Form S-1 (File No. 333-36233) is hereby incorporated by reference)

(*)10.1(b)	Amendment No. 1 to Industrial Distribution Group, Inc. Stock Incentive Plan (filed as Exhibit 10.5b) of the Company’s Annual Report on Form 10-K (File No. D01-131950) on March 31, 1999 is hereby incorporated by reference)

(*)10.2	Form of Indemnification Agreement entered into between the Company and each of the executive officers and directors of the Company (filed as Exhibit 10.9 of the Company’s Registration Statement on Form S-1 (File No. 333-36233) is hereby incorporated by reference)

10.3	Lease Agreement dated July 30, 1998 by and between Andrew B. and Stephanie A. Shearer and Shearer Industrial Supply Co.(filed as Exhibit 10.12 of the Company’s Registration Statement on Form S-1 (File No. 333-51851) is hereby incorporated by reference)

(*)10.4	Industrial Distribution Group, Inc. Management Incentive Program (filed as Exhibit 10.14 of the Company’s Annual Report on Form 10-K (File No. 001-13195) on March 31, 1999 is hereby incorporated by reference)

10.5(a)	Credit Agreement dated December 22, 2000 by and between the Company, the lenders listed therein, and First Union National Bank (filed as Exhibit 10.6 of the Company’s Annual Report on Form 10-K (File No. 001-13195) on March 28, 2001 is hereby incorporated by reference)

10.5(b)	Credit Agreement Amendment dated August 1, 2001 by and between the Company, the lenders listed therein, and First Union National Bank (filed as Exhibit 10.5(b) of the Company’s Annual Report on Form 10-K (File No. 001-13195) on March 29, 2002 is hereby incorporated by reference)

10.5(c)	Second Amendment to Credit Agreement dated May 18, 2003 by and between the Company, Wachovia Bank, National Association (formerly First Union National Bank) and the lenders listed therein (filed as Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q (File No. 001-13195) on July 31, 2003 is hereby incorporated by reference)

10.5(d)	Third Amendment to Credit Agreement dated July 18, 2005 by and between the Company, Bank of America, N.A. as a lender and administrative agent, and certain other lenders listed therein (filed as Exhibit 10 on the Company’s Current Report on Form 8-K filed (File No. 001-13195) on July 19, 2005 is hereby incorporated by reference)

10.6	Rights Agreement dated as of August 28, 2000 by and between the Company and American Stock Transfer & Trust Company (filed as Exhibit 10.1 of the Company’s Registration Statement on Form 8-A (File No. 001-13195) on August 31, 2000 is hereby incorporated by reference)

(*)10.7	Form of Restricted Stock Agreements (filed as Exhibit 10.7 of the Company’s Annual Report on Form 10-K (File No. 001-13195) on March 21, 2003 is hereby incorporated by reference)

10.8(a)	Industrial Distribution Group, Inc. Amended and Restated Employee Stock Purchase Plan (filed as Exhibit 4 of Post-Effective Amendment No. 1 to the Company’s Registration Statement on Form S-8 (File No. 333-41921) on January 26, 1998 is hereby incorporated by reference)

10.8(b)	First Amendment to Industrial Distribution Group, Inc. Amended and Restated Employee Stock Purchase Plan (filed as Exhibit 4 of the Company’s Registration Statement on Form S-8 (File No. 333-58072) on April 2, 2001 is hereby incorporated by reference)

10.8(c)	Second Amendment to Industrial Distribution Group, Inc. Amended and Restated Employee Stock Purchase Plan (filed as Exhibit 4(c) of Post-Effective Amendment No. 1 to the Company’s Registration Statement on Form S-8 (File

Exhibit
Number	Description of Exhibit
No. 333-58072) on March 3, 2006 is hereby incorporated by reference)

(**)21.1	Subsidiaries of the Company

(**)23.1	Consent of Independent Registered Public Accounting Firm

(**)31.1	Certification of Chief Executive Officer with respect to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

(**)31.2	Certification of Chief Financial Officer with respect to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

(**)32.1	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of United States Code by Chief Executive Officer with respect to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

(**)32.2	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of United States Code by Chief Financial Officer with respect to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

(*)	Management contract or compensatory plan or arrangement required to be filed as an exhibit.

(**)	Filed electronically herewith.