Form 10-Q
period 2007-03-31
INDUSTRIAL DISTRIBUTION GROUP INC
filed 2007-05-10
CIK 1042351

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2007
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
Large Accelerated Filer ☐    Accelerated Filer ☑     Non-Accelerated Filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at April 26, 2007

Common Stock, $0.01 par value	9,593,353

INDUSTRIAL DISTRIBUTION GROUP, INC.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
INDUSTRIAL DISTRIBUTION GROUP, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	MARCH 31,	DECEMBER 31,
	2007	2006
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$868	$349
Accounts receivable, net	83,782	80,949
Inventory, net	63,490	63,851
Deferred tax assets	3,779	3,645
Prepaid and other current assets	3,143	3,734

Total current assets	155,062	152,528
PROPERTY AND EQUIPMENT, NET	4,832	4,928
INTANGIBLE ASSETS, NET	149	159
DEFERRED TAX ASSETS	1,463	1,485
OTHER ASSETS	947	912

Total assets	$162,453	$160,012

LIABILITIES & STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$30	$30
Accounts payable	53,050	51,553
Accrued compensation	1,945	2,431
Other accrued liabilities	4,929	4,871

Total current liabilities	59,954	58,885
LONG-TERM DEBT, NET OF CURRENT PORTION	23,935	24,393
OTHER LONG-TERM LIABILITIES	393	410

Total liabilities	84,282	83,688

COMMITMENTS AND CONTINGENCIES (NOTE 7)
STOCKHOLDERS’ EQUITY:
Preferred stock, $0.10 par value per share; 10,000,000 shares authorized, no shares issued or outstanding at March 31, 2007 and at December 31, 2006	0	0
Common stock, par value $0.01 per share, 50,000,000 shares authorized; 9,367,760 shares issued and outstanding at March 31, 2007; 9,343,197 shares issued and outstanding at December 31, 2006	94	93
Additional paid-in capital	100,007	99,630
Accumulated deficit	(21,930)	(23,399)

Total stockholders’ equity	78,171	76,324

Total liabilities and stockholders’ equity	$162,453	$160,012

The accompanying notes are an integral part of these consolidated financial statements.

INDUSTRIAL DISTRIBUTION GROUP, INC.
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except share data)
(Unaudited)

	THREE MONTHS ENDED
	MARCH 31,
	2007	2006
NET SALES	$135,105	$140,276
COST OF SALES	103,996	110,144

Gross profit	31,109	30,132
SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES	28,190	27,237

Operating income	2,919	2,895
INTEREST EXPENSE	500	311
OTHER INCOME	1	18

EARNINGS BEFORE INCOME TAXES	2,420	2,602
PROVISION FOR INCOME TAXES	951	1,061

NET EARNINGS	$1,469	$1,541

EARNINGS PER COMMON SHARE:
Basic	$0.16	$0.16

Diluted	$0.15	$0.16

WEIGHTED AVERAGE SHARES:
Basic	9,354,371	9,437,658

Diluted	9,654,010	9,724,976

The accompanying notes are an integral part of these consolidated financial statements.

INDUSTRIAL DISTRIBUTION GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	THREE MONTHS ENDED
	MARCH 31,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$1,469	$1,541
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Depreciation and amortization	290	272
Loss on sale of assets	2	7
Deferred income taxes	(112)	24
Stock-based compensation expense	39	44
Income tax benefit of stock options exercised	56	28
Amortization of restricted stock	167	105
Excess tax benefit from exercise of stock options	(46)	(26)
Changes in operating assets and liabilities:
Accounts receivable, net	(2,833)	(7,523)
Inventories, net	361	2,582
Prepaid and other assets	556	902
Accounts payable	1,497	2,837
Accrued compensation	(486)	29
Other accrued liabilities	41	630

Total adjustments	(468)	(89)

Net cash provided by operating activities	1,001	1,452

CASH FLOWS FROM INVESTING ACTIVITIES:

Additions to property and equipment, net	(186)	(342)

Net cash used in investing activities	(186)	(342)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock, net of issuance costs	116	201
Excess tax benefit from exercise of stock options	46	26
Purchase of common stock	0	(716)
Repayments on revolving credit facility	(35,219)	(58,195)
Borrowings on revolving credit facility	34,767	57,395
Debt repayments	(6)	(44)
Debt borrowings	0	23

Net cash used in financing activities	(296)	(1,310)

NET CHANGE IN CASH AND CASH EQUIVALENTS	519	(200)
CASH AND CASH EQUIVALENTS, beginning of period	349	721

CASH AND CASH EQUIVALENTS, end of period	$868	$521

Supplemental Disclosures:
Interest paid	$471	$254

Income taxes paid, net of refunds	$454	$312

The accompanying notes are an integral part of these consolidated financial statements.

INDUSTRIAL DISTRIBUTION GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — MARCH 31, 2007 (Unaudited)
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
These interim statements should be read in conjunction with the Company’s financial statements and notes thereto, included in its Annual Report on Form 10-K, for the fiscal year ended December 31, 2006.
Certain reclassifications have been made to prior year amounts to conform to the current year presentation.
We corrected our accounting for trade payables during the three months ended March 31, 2007. During our first quarter 2007 financial statement close, we discovered that we had recorded duplicate trade payables related to inventory purchases made in prior years. As the related inventory balances were corrected in prior years, the correction of the duplicate trade payables would increase income. We have concluded that the correction of the duplicate trade payables is not material to our results of operations, to trends for those periods affected, or to a fair presentation of our financial statements. Accordingly, results for the prior periods have not been restated. Instead, we reduced our cost of sales and accounts payables during the three months ended March 31, 2007, by $0.5 million to correct this error.
2. ADOPTION OF NEW ACCOUNTING STANDARDS
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS 159). SFAS 159 permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently assessing the impact of SFAS 159 on its consolidated financial position, results of operations, and cash flows.
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
In June 2006, the Financial Accounting Standards Board issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” an interpretation of FAS 109, “Accounting for Income Taxes” (FIN 48), to create a single model to address accounting for uncertainty in tax positions. FIN 48 clarifies the accounting for income taxes by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company adopted FIN 48 as of January 1, 2007, as required. The adoption of FIN 48 did not have an impact on the Company’s financial position, results of operations or cash flows.
As of the beginning of our 2007 fiscal year, the total amount of gross unrecognized tax benefits, which is reported in other long-term liabilities in our consolidated balance sheet, is $0.3 million. This amount would impact our effective tax rate over time, if recognized. In addition, we accrue interest and any necessary penalties related to unrecognized tax positions in our provision for income taxes. As of January 1, 2007, we accrued less than $0.1 million of gross interest and penalties, which are included in other long term liabilities.

3. CREDIT FACILITY
In December 2000, the Company entered into a $100.0 million revolving credit facility with a five financial institution syndicate. On July 18, 2005, the Company amended this agreement with the existing syndicate. The agreement provides a $75.0 million credit facility with an accordion option enabling the Company to expand the facility to $110.0 million and extends through July 18, 2010. The agreement contains a first security interest in the assets of the Company. The annual commitment fee on the unused portion of the amended facility is 25 basis points of the average daily unused portion of the greater of $75.0 million or $110.0 million if the accordion option is used. The agreement provides that the facility may be used for operations and acquisitions, and provides $7.5 million for swinglines and $10.0 million for letters of credit. Amounts outstanding under the amended credit facility bear interest at either the lead bank’s corporate rate or LIBOR, as selected by the Company from time to time, plus applicable margins. This rate was 6.4% and 6.9% at March 31, 2007 and December 31, 2006, respectively.
The amounts outstanding under the facility at March 31, 2007 and December 31, 2006 were $23.9 million and $24.4 million, respectively, which have been classified as long-term liabilities in the consolidated balance sheets. Additionally, the Company had outstanding letters of credit of $1.2 million under the facility at March 31, 2007 and December 31, 2006. The amended credit facility contains a requirement for fixed charge coverage to be met if monthly average excess availability under the facility falls below $15.0 million. The Company has the ability to repurchase up to $5.0 million of its common stock during any one fiscal year under the terms of the agreement. Covenants under the amended Credit Facility prohibit the payment of cash dividends, among various other restrictions. The Company was in compliance with these covenants as of March 31, 2007 and December 31, 2006.
4. CAPITAL STOCK
During the respective three month periods ended March 31, 2007 and 2006, the Company issued 6,296 shares and 7,812 shares, respectively, of its common stock through its employee stock purchase plan and issued 18,267 shares and 47,217 shares, respectively, of its common stock pursuant to the exercise of options.
Options are included in the computation of diluted earnings per share where the options’ exercise price is less than the average market price of the common stock during the period. The number of options outstanding during the three months ended March 31, 2007 and 2006 had a dilutive effect of 299,639 shares and 287,318 shares, respectively, to the weighted average common stock outstanding. During the three months ended March 31, 2007 and 2006, options where the exercise price exceeded the average market price of the common stock totaled 38,490 and 56,200, respectively. Such shares were not included in the calculation of weighted average common stock outstanding because they were antidilutive.
On February 21, 2007, the Company’s board of directors approved the extension of the Stock Repurchase Program to December 31, 2009 and provided for the purchase of up to an additional $5,000,000 of common stock. During the three months ended March 31, 2007 no shares were repurchased and for the comparable period in 2006 the Company repurchased 89,700 shares of its common stock, for an average price per share of $8.00. As of March 31, 2007, the Company is authorized to repurchase an additional $5.9 million of its outstanding shares of common stock under the current terms of the repurchase program.
5. STOCK-BASED COMPENSATION
Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123R, using the modified prospective transition method. Accordingly, prior year amounts have not been restated. Under this transition method, compensation expense is recognized for share-based payments granted after January 1, 2006 in addition to share-based payments granted prior to, but unvested as of January 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS No. 123. Prior to January 1, 2006, as permitted by SFAS No. 123, the Company accounted for share-based payments using the prospective method described in SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure.” As the fair value recognition provisions of SFAS No. 123 and SFAS No. 123R were materially consistent, the adoption of SFAS No. 123R did not have a significant impact on the Company’s financial position or its results of operations.
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
The fair value of each option grant is estimated on the date of grant using the Black-Scholes-Merton option-pricing model with the following weighted average assumptions:

	THREE MONTHS ENDED
	MARCH 31,
	2007	2006

Expected life (years)	7	7
Dividend yield	0%	0%
Expected stock price volatility	48%	51%
Risk-free interest rate (low-high)	4.43% - 4.89%	4.29% - 4.83%
Expected volatilities are based on the historical volatility of our stock. The Company believes that historical volatility is the best indicator of future volatility. The Company also uses historical data to estimate the term options are expected to be outstanding and to estimate forfeitures of options granted. The risk-free rate for periods within the expected life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.
The weighted average grant-date fair value of options granted during the fiscal quarters ended March 31, 2007 and 2006 was $6.44 and $4.53, respectively. The total intrinsic value of options exercised was $0.2 million during both the three months ended March 31, 2007 and 2006. The total weighted average grant-date fair value of options exercised during the quarters ended March 31, 2007 and 2006 was $1.88 and $1.97, respectively. As of March 31, 2007, unrecognized compensation cost related to unvested stock options awards totaled $0.3 million and is expected to be recognized over a weighted average period of 1.9 years.
The Company may issue stock options and restricted stock under its stock incentive plan, management incentive program and non-shareholder approved equity arrangements. Under all plans, stock options expire ten years from the date of grant and vest ratably over three-to-four year periods. Under all plans, restricted stock vests on the third anniversary of the date of grant or ratably over a three-year period.
The stock incentive plan was adopted to provide key employees, officers, and directors an opportunity to own common stock of the Company and to provide incentives for such persons to promote the financial success of the Company. Awards under the stock incentive plan may be structured in a variety of ways, including incentive and nonqualified stock options, shares of common stock subject to terms and conditions set by the Board of Directors (“restricted stock awards”), and stock appreciation rights (“SARs”). Incentive stock options may be granted only to full-time employees (including officers) of the Company and any subsidiaries. Nonqualified options, restricted stock awards, SARs, and other permitted forms of awards may be granted to any person employed by or performing services for the Company, including directors. The stock incentive plan provides for the issuance of an aggregate number of shares of common stock equal to 15% of the Company’s total issued shares of common stock outstanding from time to time, subject to the issuance of a maximum of 1,000,000 shares pursuant to incentive stock options. At March 31, 2007 the Company had 126,224 shares available for issue under the stock incentive plan.
Under the management incentive program management may be awarded shares of stock or restricted stock based on attaining certain performance goals. The Company issued shares in 2007 for 2006 performance based on the terms of the management incentive program. As of March 31, 2007, a maximum of 250,000 shares of common stock may be issued at fair market value under this fixed plan. The Company has issued 175,700 shares and has 74,300 shares available for issue under the management incentive program as of March 31, 2007.
A summary of changes in outstanding stock options for the period ended March 31, 2007 is as follows:

			WEIGHTED-
			AVERAGE
		WEIGHTED-	REMAINING
		AVERAGE	CONTRACTUAL	AGGREGATE
	SHARES	EXERCISE PRICE	LIFE	INTRINSIC VALUE

Outstanding at December 31, 2006	698,196	$5.49
Granted	8,000	$11.50
Forfeited and surrendered	(360)	$8.20
Exercised	(18,267)	$2.94

Outstanding at March 31, 2007	687,569	$5.62	4.41	$4,896,000

Vested/Exercisable at March 31, 2007	615,854	$5.29	3.89	$4,612,000

Cash received from stock options exercised for the three months ended March 31, 2007 was less than $0.1 million. The income tax benefits from share-based arrangements for the three months ended March 31, 2007 totaled less than $0.1 million.
A summary of changes in unvested shares of restricted stock for the period ended March 31, 2007 is as follows:

		WEIGHTED-
		AVERAGE
		GRANT DATE
	SHARES	FAIR VALUE

Outstanding, unvested at December 31, 2006	196,794	$8.26
Granted	43,670	$11.50
Forfeited and surrendered	0	—
Vested	0	—

Outstanding, unvested at March 31, 2007	240,464	$8.85

As of March 31, 2007, unrecognized compensation cost related to unvested restricted stock awards totaled $1.2 million and is expected to be recognized over a weighted average period of 0.9 years. There were no shares vested during the three month periods ended March 31, 2007 and 2006.
6. INCOME TAXES
The Company’s net deferred tax assets totaled approximately $5.2 million at March 31, 2007 and $5.1 million at December 31, 2006, and are subject to periodic recoverability assessments. The realization of the Company’s deferred tax assets is principally dependent upon the Company being able to generate sufficient future taxable income in certain tax jurisdictions. Factors used to assess the likelihood of realization are the Company’s forecast of future taxable income (which is based upon estimates and assumptions) and available tax planning strategies that could be implemented to realize the net deferred tax assets.
On the basis of the Company’s operating results and projections for future taxable income, management believes it is more likely than not that future operations will generate sufficient taxable income to realize the net deferred tax assets. The valuation allowance for net deferred tax assets was $0.5 million as of March 31, 2007 and December 31, 2006. The valuation allowance for deferred tax assets at March 31, 2007 is primarily for state net operating loss carryforwards for which the Company believes sufficient taxable income will not be realized prior to expiration.
The provision for income taxes was $1.0 million for the three months ended March 31, 2007, compared to $1.1 million for the three months ended March 31, 2006. The effective tax rate decreased to 39.3% as compared to 40.8% due to a decrease in non-deductible items as a percentage of pre-tax income.
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
This discussion may contain certain forward-looking statements concerning our operations, performance, and financial condition, including, in particular, the likelihood of our success in developing and expanding our business. These statements are based upon a number of assumptions and estimates that are inherently subject to significant uncertainties and contingencies, many of which are beyond our control. Actual results may differ materially from those expressed or implied by such forward-looking statements. Factors that could cause actual results to differ, include but are not limited to: our ability to compete successfully in the highly competitive and diverse MROP market, our ability to renew profitable contracts, the availability of key personnel for employment by us, our reliance on the expertise of our senior management, a change in our pricing model for certain customers, the interruption of business due to our IT system conversion and related consolidation efforts, the uncertainty of customers’ demand for our products and services, our relationships with and dependence upon third-party suppliers and manufacturers, discontinuance of our distribution rights, failure to successfully implement efficiency improvements and other factors discussed in more detail under Item 1A Risk Factors in our Annual Report on Form 10-K for fiscal year 2006.
Our discussions below in this Item 2 are based upon the more detailed discussions about our business, operations and financial condition included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006, under Item 7. Our discussions here focus on our results during or as of the three-month period ended March 31, 2007, and the comparable period of 2006 and, to the extent applicable, any material changes from the information discussed in that Form 10-K or other important intervening developments or information since that time. These discussions should be read in conjunction with that Form 10-K for more detailed and background information.
RESULTS OF OPERATIONS
THREE MONTHS ENDED MARCH 31, 2007 AND 2006
The following table sets forth a summary of our operating data and shows such data as a percentage of net sales for the periods indicated (dollars in thousands):

	THREE MONTHS ENDED MARCH 31,
	2007		2006
Net Sales	$135,105	100.0%	$140,276	100.0%
Cost of Sales	103,996	77.0	110,144	78.5

Gross Profit	31,109	23.0	30,132	21.5
Selling, General, and Administrative Expenses	28,190	20.8	27,237	19.4

Operating Income	2,919	2.2	2,895	2.1
Interest Expense	500	0.4	311	0.2
Other Income	1	0.0	18	0.0

Earnings Before Taxes	2,420	1.8	2,602	1.9
Provision for Income Taxes	951	0.7	1,061	0.8

Net Earnings	$1,469	1.1%	$1,541	1.1%

Net sales
Net sales decreased $5.2 million or 3.7% to $135.1 million for the three months ended March 31, 2007 from $140.3 million for the three months ended March 31, 2006. Our FPS revenues comprised 60.0% of our total revenue for the quarter. Total FPS revenue grew $0.5 million or 0.7% to $81.1 million as compared to $80.6 million in the prior year quarter. As of March 31, 2007 we had 336 FPS sites, 100 of which were storeroom management arrangements, as compared to 337 sites as of March 31, 2006, 101 of which were storeroom management arrangements. While we implemented 15 new sites since the first quarter of 2006, which generated incremental revenue of $9.1 million in the first quarter of 2007, this was partially offset by a continued decline in the domestic automotive and truck sector which had a negative impact of approximately $3.7 million on our FPS revenue. Since we have virtually 100% market share of MROP products at our storeroom management sites, our sales volume declined in tandem with their lower production levels. The remainder of the variance in FPS revenue was due to site turnover during the second half of 2006.
General MROP revenue decreased $5.7 million or 9.6% to $54.0 million for the three months ended March 31, 2007, from $59.7 million for the same period in 2006, primarily as a result of a general business decline in the automotive and truck sector and declines in production and volume by associated job shops, which had significant impact on a broad portion of our customer base of tier-one and tier-two suppliers who support the Big 3 automakers. The remainder of the decline was due to the manufactured housing and recreational vehicle industries, primarily as a result of the FEMA driven demand related to the hurricane activity which accounted for $2.2 million in volume in the prior year quarter.

Cost of Sales
Cost of sales decreased $6.1 million or 5.6% to $104.0 million for the three months ended March 31, 2007, from $110.1 million for the three months ended March 31, 2006. As a percentage of sales, cost of sales decreased to 77.0% for the three months ended March 31, 2007, from 78.5% in 2006. Of the 1.5% improvement in gross margin, FPS made up 0.9% of the variance. This was driven by maintaining profitability standards on FPS contracts (particularly as they come up for renewal), and improving our recovery on our service billings. A 0.2% improvement came from General MROP due to our company-wide efforts to implement better pricing practices, by more effectively passing price increases from our vendors to our customers and by consolidating vendors spend to those strategic growth suppliers that offer us the most favorable pricing. Included in the General MROP improvement was $0.5 million, or 0.4%, for the write off of duplicate trade payables related to inventory purchases made in prior years. Since the related inventory balances were corrected in prior years, the write-off of the duplicate trade payables was reflected as a reduction to cost of sales during the first quarter of 2007.
Selling, General, and Administrative Expenses
Selling, general, and administrative expenses increased $1.0 million or 3.5% to $28.2 million for the three months ended March 31, 2007, from $27.2 million for the three months ended March 31, 2006. As a percentage of sales, total selling, general, and administrative expenses increased to 20.8% for the first quarter of 2007 from 19.4% for the first quarter of 2006. The increase in selling, general, and administrative expenses was primarily due to increased salaries and benefits expense of $0.9 million. This was a result of new hires in marketing and sales as well as increased overtime and temporary labor, all of which were driven by system conversion related activity. Overtime and temporary labor accounted for $0.5 million of the increase and were in response to an increase in transactional volume as our associates are still adapting our processes to the new system. The remainder of the increase was due to additional on-site personnel as our level of staffing depends on the needs of the customer. During the first quarter, we also incurred $0.2 million of IT expenses related to lease expense and depreciation of capitalized costs associated with the system conversion and related improvements. These increases were partially offset by a reduction in out bound freight expense of $0.1 million due to lower sales volume.
Operating Income
Operating income was $2.9 million for the three months ended March 31, 2007 and March 31, 2006. As a percent of revenue, operating income increased to 2.2% for the three months ended March 31, 2007, up from 2.1% for the prior year quarter. Improvement was made in operating margin due to an increase in gross margin, partly due to a write off of prior years’ duplicate trade payables, that more than offset the increase in selling, general and administrative expenses.
Interest Expense
As compared to the prior year quarter, our quarterly average debt outstanding under our Credit Facility increased by $8.4 million or 46.5% to $26.3 million for the three months ended March 31, 2007. Interest expense increased $0.2 million as compared to the prior year quarter driven by higher LIBOR rates in combination with the higher debt outstanding. The average quarterly interest rate increased to 7.0% from 6.25%.
Provision for Income Taxes
The provision for income taxes decreased by $0.1 million, to a provision of $1.0 million for the three months ended March 31, 2007, compared to $1.1 million for the three months ended March 31, 2006. Our effective tax rate decreased to 39.3% as compared to 40.8% due to a decrease in non-deductible items as a percentage of pre-tax income.
LIQUIDITY AND CAPITAL RESOURCES
Capital Availability and Requirements
At March 31, 2007, our total working capital was $95.1 million, which included $0.9 million in cash and cash equivalents. We had an aggregate of $75.0 million of borrowing capacity under our Credit Facility. Based upon our current asset base (which serves as our collateral under the Credit Facility) and outstanding borrowings under the Credit Facility, we had borrowing availability under the Credit Facility of $49.9 million. We are in compliance with all applicable financial covenants under our Credit Facility.

Analysis of Cash Flows
Net cash provided by operating activities was $1.0 million and $1.5 million for the three months ended March 31, 2007 and 2006, respectively. For the first quarter of 2007, cash was primarily provided by net earnings. The cash provided by net earnings was partially offset by a use of cash due to changes in working capital. The changes in working capital are due to increased accounts receivable as a result of a deterioration in days sales outstanding, offset by increased accounts payable. During the three months ended March 31, 2006, we used cash primarily in accounts receivable which was partially offset by cash provided from inventory and accounts payable as well as increased net earnings for the quarter.
Net cash used in investing activities for the three months ended March 31, 2007 and 2006 was $0.2 million and $0.3 million, respectively. During the three months ended March 31, 2007, cash was used for leasehold improvements in the normal course of business. In the prior year quarter, cash was used to make capital expenditures in anticipation of the first phase of the system consolidation.
Net cash used in financing activities was $0.3 million and $1.3 million for the three months ended March 31, 2007 and 2006, respectively. Cash was used primarily for net repayments on our Credit Facility of $0.5 million and $0.8 million, respectively, for the three months ended March 31, 2007 and for the same period in 2006. During the prior year three months ended March 31, 2006, we also used $0.7 million to repurchase 89,700 shares of common stock pursuant to the stock repurchase plan.
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
While our significant accounting policies are described in Note 2 — Summary of Significant Accounting Policies in the Notes to Consolidated Financial Statements of our Annual Report on Form 10-K for fiscal 2006, we believe that the following accounting policies and estimates involve a higher degree of complexity and warrant specific description.
Allowance for Doubtful Accounts — Methodology
We have established an allowance for doubtful accounts based on our collection experience and an assessment of the collectability of specific accounts. We evaluate the collectability of accounts receivable based on a combination of factors. Initially, we estimate an allowance for doubtful accounts as a percentage of accounts receivable based on historical collections experience. This initial estimate is periodically adjusted when we become aware of a specific customer’s inability to meet its financial obligations (e.g., bankruptcy filing) or as a result of changes in the overall aging of accounts receivable. We do not believe our estimate of the allowance for doubtful accounts is likely to be adversely affected by any individual customer or group of customers, since our customers are geographically and functionally dispersed, and none are individually significant. The table below depicts our allowance for doubtful accounts, bad debt expense incurred or recovered and write offs or recoveries during each of the first quarters of 2007 and 2006. Write-offs of accounts receivable have no effect on either our results of operations or cash flows, only charges to bad debt expense impact our earnings.

Allowance for Doubtful Accounts	2007	2006
(dollars in thousands)
Balance at December 31	$1,382	$1,369
Add: Charges to expense	115	168
Deduct: Write-offs	39	43

Balance at March 31	$1,458	$1,494

Percentage of Gross Receivables	1.7%	2.0%

Inventories — Slow Moving and Obsolescence
In connection with certain contracts, we maintain special inventories for specific customers’ needs. In certain contracts, the customers are required to purchase the special inventory at the point in time in which the inventory reaches a certain age. However, for other customer relationships and inventories, we are not protected by our customer from the risk of inventory obsolescence. In such cases, we rely on available return privileges with vendors, if any. Therefore, in determining the net realizable value of inventories, we identify slow moving or obsolete inventories that (i) are not protected by our customer agreements from risk of loss, and (ii) are not eligible for return under various vendor return programs. Based upon these factors, we estimate the net realizable value of inventories and record any necessary adjustments as a charge to cost of sales. If our inventory return privileges were discontinued in the future, or if customers were unable to honor the provisions of certain contracts that protect us from inventory losses, our risk of loss associated with obsolete or slow moving inventories would increase. The table below depicts our reserve for slow moving and obsolete inventory, incurred or recovered, and write offs or recoveries during each of the first quarters of 2007 and 2006. Write-offs of inventory have no effect on either our results of operations or cash flows, only expense impacts our earnings.

Inventory Reserve	2007	2006
(dollars in thousands)
Balance at December 31	$4,970	$5,115
Add: Charges to expense	100	96
Deduct: Write-offs	12	255

Balance at March 31	$5,058	$4,956

Percentage of Gross Inventory	7.4%	8.1%
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
Self Insurance and Related Reserves
We are self-insured for certain losses relating to group health, worker’s compensation, and casualty losses, subject to an aggregate stop loss limit of $1.3 million. We utilize third party administrators to process and administer all related claims. We accrue an estimate for incurred but not reported claims and related expenses based upon historical experience. The accrual for incurred but not reported claims relating to group health, worker’s compensation, and casualty losses totaled approximately $1.5 million at March 31, 2007 and at December 31, 2006. The accuracy of our accrual for incurred but not reported claims is entirely dependent on future events that are subject to change. Because we are self-insured, an increase in the volume (frequency) or amount (severity) of claims in the future may cause us to record additional expense that was not estimable at March 31, 2007. We are not aware of any increasing frequency or severity of individual claims.

Accounting for Uncertainty in Income Taxes
As of the beginning of our 2007 fiscal year, the total amount of gross unrecognized tax benefits, which is reported in other long-term liabilities in our consolidated balance sheet, is $0.3 million. This amount would impact our effective tax rate over time, if recognized. In addition, we accrue interest and any necessary penalties related to unrecognized tax positions in our provision for income taxes. As of January 1, 2007, we accrued less than $0.1 million of gross interest and penalties, which are included in other long term liabilities.
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
No change occurred in the Company’s internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the most recent fiscal quarter ended March 31, 2007 that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.
PART II. OTHER INFORMATION
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(c) Issuer Purchases of Equity Securities
On February 23, 2005, the Company’s Board of Directors approved a repurchase program pursuant to which the Company is authorized to repurchase up to $5.0 million of its outstanding shares of common stock (“Stock Repurchase Program”) over a period of 24 months from the inception of the Stock Repurchase Program. On February 21, 2007, our Board of Directors approved the extension of the Stock Repurchase Program to December 31, 2009 and provided for the purchase of up to an additional $5.0 million of common stock. The following table sets forth information about our purchases of our common stock during the quarter ended March 31, 2007.

				Maximum Number
			Total Number	(or Approximate
			of Common Shares	Dollar Value) of
	Total Number of		Purchased as Part	Shares that May Yet
	Common Shares	Average Price	of Publicly	Be Purchased Under
Period	Purchased	Paid per Share	Announced Program	the Program
01/01/07 – 01/31/07	0	$0.00	0	$868,889
02/01/07 – 02/28/07	0	$0.00	0	$5,868,889
03/01/07 – 03/31/07	0	$0.00	0	$5,868,889
TOTAL	0	$0.00	0	$5,868,889

ITEM 6. EXHIBITS
Exhibits filed as part of this Form 10-Q:

10.8(d)	Third Amendment to Industrial Distribution Group, Inc. Amended and Restated Employee Stock Purchase Plan

31.1	Certification of Charles A. Lingenfelter pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (15 U.S.C. Section 7241) (Chief Executive Officer)

31.2	Certification of Jack P. Healey pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (15 U.S.C. Section 7241) (Chief Financial Officer)

32.1	Certification of Charles A. Lingenfelter pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350) (Chief Executive Officer)

32.2	Certification of Jack P. Healey pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350) (Chief Financial Officer)

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INDUSTRIAL DISTRIBUTION GROUP, INC.

Date: May 10, 2007	/s/ Jack P. Healey Jack P. Healey
Executive Vice President and Chief
Financial Officer (Duly Authorized Officer and
Principal Accounting and Financial Officer)