Form 10-Q
period 2007-06-30
INDUSTRIAL DISTRIBUTION GROUP INC
filed 2007-08-09
CIK 1042351

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2007
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
Large Accelerated Filer ☐ Accelerated Filer ☑ Non-Accelerated Filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at July 27, 2007
Common Stock, $0.01 par value	9,324,470

INDUSTRIAL DISTRIBUTION GROUP, INC.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
INDUSTRIAL DISTRIBUTION GROUP, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	JUNE 30,	DECEMBER 31,
	2007	2006
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$290	$349
Accounts receivable, net	75,932	80,949
Inventory, net	62,323	63,851
Deferred tax assets	3,779	3,645
Prepaid and other current assets	4,475	3,734

Total current assets	146,799	152,528
PROPERTY AND EQUIPMENT, NET	3,888	4,928
INTANGIBLE ASSETS, NET	138	159
DEFERRED TAX ASSETS	1,414	1,485
OTHER ASSETS	971	912

Total assets	$153,210	$160,012

LIABILITIES & STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$31	$30
Accounts payable	48,437	51,553
Accrued compensation	1,098	2,431
Other accrued liabilities	5,136	4,871

Total current liabilities	54,702	58,885
LONG-TERM DEBT, NET OF CURRENT PORTION	20,228	24,393
OTHER LONG-TERM LIABILITIES	319	410

Total liabilities	75,249	83,688

COMMITMENTS AND CONTINGENCIES (NOTE 8)
STOCKHOLDERS’ EQUITY:
Preferred stock, $0.10 par value per share; 10,000,000 shares authorized, no shares issued or outstanding at June 30, 2007 and at December 31, 2006	0	0
Common stock, par value $0.01 per share, 50,000,000 shares authorized; 9,323,033 shares issued and outstanding at June 30, 2007; 9,343,197 shares issued and outstanding at December 31, 2006	93	93
Additional paid-in capital	99,746	99,630
Accumulated deficit	(21,878)	(23,399)

Total stockholders’ equity	77,961	76,324

Total liabilities and stockholders’ equity	$153,210	$160,012

The accompanying notes are an integral part of these consolidated financial statements.

INDUSTRIAL DISTRIBUTION GROUP, INC.
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except share data)
(Unaudited)

	THREE MONTHS ENDED
	JUNE 30,
	2007	2006
NET SALES	$132,578	$137,005
COST OF SALES	103,241	107,721

Gross profit	29,337	29,284
SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES	28,825	26,374

Operating income	512	2,910
INTEREST EXPENSE	445	302
OTHER INCOME	19	3

EARNINGS BEFORE INCOME TAXES	86	2,611
PROVISION FOR INCOME TAXES	34	1,091

NET EARNINGS	$52	$1,520

EARNINGS PER COMMON SHARE:
Basic	$0.01	$0.16

Diluted	$0.01	$0.16

WEIGHTED AVERAGE SHARES:
Basic	9,366,675	9,441,741

Diluted	9,675,224	9,721,465

The accompanying notes are an integral part of these consolidated financial statements.

INDUSTRIAL DISTRIBUTION GROUP, INC.
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except share data)
(Unaudited)

	SIX MONTHS ENDED
	JUNE 30,
	2007	2006
NET SALES	$267,683	$277,281
COST OF SALES	207,237	217,865

Gross profit	60,446	59,416
SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES	57,015	53,611

Operating income	3,431	5,805
INTEREST EXPENSE	945	613
OTHER INCOME	20	21

EARNINGS BEFORE INCOME TAXES	2,506	5,213
PROVISION FOR INCOME TAXES	985	2,152

NET EARNINGS	$1,521	$3,061

EARNINGS PER COMMON SHARE:
Basic	$0.16	$0.32

Diluted	$0.16	$0.31

WEIGHTED AVERAGE SHARES:
Basic	9,360,557	9,439,711

Diluted	9,664,651	9,723,232

The accompanying notes are an integral part of these consolidated financial statements.

INDUSTRIAL DISTRIBUTION GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands) (Unaudited)

	SIX MONTHS ENDED JUNE 30,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$1,521	$3,061
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	569	551
Loss (Gain) on sale of assets	4	(219)
Deferred income taxes	(63)	278
Stock-based compensation expense	81	320
Income tax benefit of stock options exercised	55	448
Amortization of restricted stock	334	0
Excess tax benefit from exercise of stock options	(47)	(327)
Changes in operating assets and liabilities:
Accounts receivable, net	5,017	(10,374)
Inventories, net	1,528	1,665
Prepaid and other assets	870	(324)
Accounts payable	(3,116)	5,648
Accrued compensation	(1,333)	(305)
Other accrued liabilities	(1,496)	194

Total adjustments	2,403	(2,445)

Net cash provided by operating activities	3,924	616

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property and equipment, net	(270)	(647)
Proceeds from the sale of property and equipment	758	743

Net cash provided by investing activities	488	96

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock, net of issuance costs	186	831
Excess tax benefit from exercise of stock options	47	327
Purchase of common stock	(540)	(1,372)
Repayments on revolving credit facility	(58,194)	(90,754)
Borrowings on revolving credit facility	54,044	90,029
Debt repayments	(15)	(66)
Debt borrowings	1	27

Net cash used in financing activities	(4,471)	(978)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(59)	(266)
CASH AND CASH EQUIVALENTS, beginning of period	349	721

CASH AND CASH EQUIVALENTS, end of period	$290	$455

Supplemental Disclosures:
Interest paid	$1,002	$546

Income taxes paid, net of refunds	$1,788	$1,578

The accompanying notes are an integral part of these consolidated financial statements.

INDUSTRIAL DISTRIBUTION GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — JUNE 30, 2007 (Unaudited)
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
We corrected our accounting for trade payables during the three months ended March 31, 2007. During our first quarter 2007 financial statement close, we discovered that we had recorded duplicate trade payables related to inventory purchases made in prior years. As the related inventory balances were corrected in prior years, the correction of the duplicate trade payables would increase income. We have concluded that the correction of the duplicate trade payables is not material to our results of operations, to trends for those periods affected, or to a fair presentation of our financial statements. Accordingly, results for the prior periods have not been restated. Instead, we reduced our cost of sales and accounts payables during the first quarter of 2007 by $0.5 million to correct this error.
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
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS 157). SFAS 157 provides guidance for using fair value to measure assets and liabilities. The standard expands required disclosures about the extent to which companies measure assets and liabilities at fair value, the information used to determine fair value, and the effect of fair value measurements on earnings. SFAS 157 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of adopting SFAS 157 on its consolidated financial position, results of operations and cash flows.
In June 2006, the Financial Accounting Standards Board issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” an interpretation of FAS 109, “Accounting for Income Taxes” (FIN 48), to create a single model to address accounting for uncertainty in tax positions. FIN 48 clarifies the accounting for income taxes by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company adopted FIN 48 as of January 1, 2007, as required. The adoption of FIN 48 did not have a material impact on the Company’s financial position, results of operations or cash flows.
As of the beginning of our 2007 fiscal year, the total amount of gross unrecognized tax benefits, which is reported in other liabilities in our consolidated balance sheet, is $0.3 million. This amount would impact our effective tax rate over time, if recognized. In addition, we accrue interest and any necessary penalties related to unrecognized tax positions in our provision for income taxes. As of January 1, 2007, we accrued less than $0.1 million of gross interest and penalties, which are included in other long term liabilities.
3. CREDIT FACILITY
In December 2000, the Company entered into a $100.0 million revolving credit facility with a five financial institution syndicate. On

July 18, 2005, the Company amended this agreement with the existing syndicate. The agreement provides a $75.0 million credit facility with an accordion option enabling the Company to expand the facility to $110.0 million and extends through July 18, 2010. The agreement contains a first security interest in the assets of the Company. The annual commitment fee on the unused portion of the amended facility is 25 basis points of the average daily unused portion of the greater of $75.0 million or $110.0 million if the accordion option is used. The agreement provides that the facility may be used for operations and acquisitions, and provides $7.5 million for swinglines and $10.0 million for letters of credit. Amounts outstanding under the amended credit facility bear interest at either the lead bank’s corporate rate or LIBOR, as selected by the Company from time to time, plus applicable margins. This rate was 6.7% and 6.9% at June 30, 2007 and December 31, 2006, respectively.
The amounts outstanding under the facility at June 30, 2007 and December 31, 2006 were $20.2 million and $24.4 million, respectively, which have been classified as long-term liabilities in the consolidated balance sheets. Additionally, the Company had outstanding letters of credit of $1.2 million under the facility at June 30, 2007 and December 31, 2006. The amended credit facility contains a requirement for fixed charge coverage to be met if monthly average excess availability under the facility falls below $15.0 million. The Company has the ability to repurchase up to $5.0 million of its common stock during any one fiscal year under the terms of the agreement. Covenants under the amended Credit Facility prohibit the payment of cash dividends, among various other restrictions. The Company was in compliance with these covenants as of June 30, 2007 and December 31, 2006.
4. SALE OF PROPERTY
During the second quarter of 2007, the Company sold facility related equipment for $0.7 million. The Company concurrently leased the equipment for a commitment of $0.8 million for the next five years. No gain was realized on this transaction.
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
5. CAPITAL STOCK
During the respective three month periods ended June 30, 2007 and 2006, the Company issued 5,073 shares and 6,825 shares, respectively, of its common stock through its employee stock purchase plan and issued 1,000 shares and 179,917 shares, respectively, of its common stock pursuant to the exercise of options. For the six month periods ended June 30, 2007 and 2006, the Company issued 11,369 shares and 14,637 shares, respectively, of its common stock through its employee stock purchase plan and issued 19,267 shares and 227,134 shares, respectively, of its common stock pursuant to the exercise of options.
Options are included in the computation of diluted earnings per share where the options’ exercise price is less than the average market price of the common stock during the period. The number of options outstanding during the three months ended June 30, 2007 and 2006 had a dilutive effect of 308,549 shares and 279,724 shares, respectively, to the weighted average common stock outstanding. During the six months ended June 30, 2007 and 2006, the number of options outstanding had a dilutive effect of 304,094 shares and 283,521 shares, respectively, to the weighted average common stock outstanding. During both the three and six months ended June 30, 2007 and 2006, options where the exercise price exceeded the average market price of the common stock totaled 38,490 and 39,050, respectively. Such shares were not included in the calculation of weighted average common stock outstanding because they were antidilutive.
On February 21, 2007, the Company’s Board of Directors approved an expansion of the Stock Repurchase Program to include an additional $5.0 million of common stock through December 31, 2009. During the six months ended June 30, 2007, 50,800 shares were repurchased, for an average price per share of $10.62 and, for the comparable period in 2006, the Company repurchased 161,000 shares of its common stock, for an average price per share of $8.54. As of June 30, 2007, the Company is authorized to repurchase an additional $5.3 million of its outstanding shares of common stock under the current terms of the repurchase program.

6. STOCK-BASED COMPENSATION
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
The fair value of each option grant is estimated on the date of grant using the Black-Scholes-Merton option-pricing model with the following weighted average assumptions:

	SIX MONTHS ENDED
	JUNE 30,
	2007	2006
Expected life (years)	7	7
Dividend yield	0%	0%
Expected stock price volatility	47%	50%
Risk-free interest rate (low-high)	4.43% - 5.21%	4.29% - 5.23%
Expected volatilities are based on the historical volatility of our stock. The Company believes that historical volatility is the best indicator of future volatility. The Company also uses historical data to estimate the term over which options are expected to be outstanding and to estimate forfeitures of options granted. The risk-free rate for periods within the expected life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.
During the three months ended June 30, 2007, no options were granted and for the comparable period in 2006, the weighted average grant-date fair value of the 5,000 options granted was $4.93. The weighted average grant-date fair value of the 8,000 options granted during the six months ended June 30, 2007 was $6.44. The weighted average grant-date fair value of the 44,000 options granted during the six months ended June 30, 2006 was $4.57. The total intrinsic value of options exercised was less than $0.1 million and $1.1 million during the three months ended June 30, 2007 and 2006, respectively. The total intrinsic value of options exercised was $0.2 million and $1.3 million during the six months ended June 30, 2007 and 2006, respectively. The total weighted average grant-date fair value of options exercised during the quarters ended June 30, 2007 and 2006 was $4.21 and $2.07, respectively. The total weighted average grant-date fair value of options exercised during the six months ended June 30, 2007 and 2006 was $2.00 and $2.05, respectively. As of June 30, 2007, unrecognized compensation cost related to unvested stock options awards totaled $0.2 million and is expected to be recognized over a weighted average period of 1.6 years.
The Company may issue stock options and restricted stock under its 2007 stock incentive plan, management incentive program and non-shareholder approved equity arrangements. Prior to May 1, 2007, the Company also issued stock under its 1997 stock incentive plan which was terminated upon the adoption of the 2007 stock incentive plan. Under all plans, stock options expire ten years from the date of grant and vest ratably over three-to-four year periods. Under all plans, restricted stock vests on the third anniversary of the date of grant or ratably over a three-year period.
The 2007 stock incentive plan was adopted to replace the 1997 stock incentive plan which was set to expire on July 1, 2007. Both plans were designed to provide key employees, officers, and directors an opportunity to own common stock of the Company and to provide incentives for such persons to promote the financial success of the Company. Awards under the 2007 stock incentive plan may be structured in a variety of ways, including incentive and nonqualified stock options, shares of common stock subject to terms and conditions set by the Board of Directors (“restricted stock awards”), stock appreciation rights (“SARs”), and performance awards payable in cash and/or stock. Incentive stock options may be granted only to full-time employees (including officers) of the Company and any subsidiaries. Nonqualified options, restricted stock awards, SARs, and other permitted forms of awards may be granted to any person employed by or performing services for the Company, including directors. The aggregate number of shares which are available for issuance pursuant to awards under the 2007 stock incentive plan is 1,122,880 plus any shares that are subject to outstanding grants under the Company’s 1997 stock incentive plan, which expire, are forfeited, or otherwise terminate without delivery of the shares, the “Share Pool.” Under the 2007 stock incentive plan, each option awarded is counted as one share subject to an award deducted from the Share Pool. Each share of restricted stock, each restricted stock unit, and each performance award that may be settled in shares, is counted as 1.778 shares subject to an award and deducted from the Share Pool.
During the second quarter of 2007, the Company issued 186,752 restricted shares pursuant to the 2007 stock incentive plan. Of those restricted shares, 185,000 were issued to the Company’s President and Chief Executive Officer. That award is subject solely to performance-based vesting provisions, which begin to vest based upon the Company's 2008 full year results. The remaining 1,752 restricted shares were issued upon the election of a new member of the Board of Directors in May 2007 and will vest ratably over a three-year period. At June 30, 2007 the Company had 792,635 shares available for issue under the 2007 stock incentive plan.
Under the management incentive program management may be awarded shares of stock or restricted stock based on attaining certain performance goals. The Company issued shares in 2007 for 2006 performance based on the terms of the management incentive program. As of June 30, 2007, a maximum of 450,000 shares of common stock may be issued at fair market value under this fixed plan. The Company has issued 175,700 shares and has 274,300 shares available for issue under the management incentive program as of June 30, 2007.
A summary of changes in outstanding stock options for the period ended June 30, 2007 is as follows:

			WEIGHTED-
			AVERAGE
		WEIGHTED-	REMAINING
		AVERAGE	CONTRACTUAL	AGGREGATE
	SHARES	EXERCISE PRICE	LIFE	INTRINSIC VALUE

Outstanding at December 31, 2006	698,196	$5.49
Granted	8,000	$11.50
Forfeited and surrendered	(360)	$8.20
Exercised	(19,267)	$3.12

Outstanding at June 30, 2007	686,569	$5.62	4.16	$4,114,000

Vested/Exercisable at June 30, 2007	618,187	$5.30	3.67	$3,924,000
Cash received from stock options exercised for the six months ended June 30, 2007 was less than $0.1 million. The income tax benefits from share-based arrangements for the six months ended June 30, 2007 totaled less than $0.1 million.
A summary of changes in unvested shares of restricted stock for the period ended June 30, 2007 is as follows:

		WEIGHTED-
		AVERAGE
		GRANT DATE
	SHARES	FAIR VALUE

Outstanding, unvested at December 31, 2006	196,794	$8.26
Granted	45,422	$11.57
Forfeited and surrendered	(2,500)	$7.70
Vested	0	—

Outstanding, unvested at June 30, 2007	239,716	$8.89

As of June 30, 2007, unrecognized compensation cost related to unvested restricted stock awards totaled $1.0 million and is expected to be recognized over a weighted average period of 0.9 years. There were no shares vested during the six month periods ended June 30, 2007 and 2006.

7. INCOME TAXES
The Company’s net deferred tax assets totaled approximately $5.2 million at June 30, 2007 and $5.1 million at December 31, 2006, and are subject to periodic recoverability assessments. The realization of the Company’s deferred tax assets is principally dependent upon the Company being able to generate sufficient future taxable income in certain tax jurisdictions. Factors used to assess the likelihood of realization are the Company’s forecast of future taxable income (which is based upon estimates and assumptions) and available tax planning strategies that could be implemented to realize the net deferred tax assets.
On the basis of the Company’s operating results and projections for future taxable income, management believes it is more likely than not that future operations will generate sufficient taxable income to realize the net deferred tax assets. The valuation allowance for net deferred tax assets was $0.5 million as of June 30, 2007 and December 31, 2006. The valuation allowance for deferred tax assets at June 30, 2007 is primarily for state net operating loss carryforwards for which the Company believes sufficient taxable income will not be realized prior to expiration.
The provision for income taxes was less than $0.1 million for the three months ended June 30, 2007, compared to $1.1 million for the three months ended June 30, 2006. The effective tax rate decreased to 39.5% as compared to 41.8% due to a decrease in non-deductible items. The provision for income taxes was $1.0 million for the six months ended June 30, 2007, compared to $2.2 million for the six months ended June 30, 2006. The effective tax rate decreased to 39.3% as compared to 41.3% due to a decrease in non-deductible items.
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
This discussion may contain certain forward-looking statements concerning our operations, performance and financial condition, including, in particular, the likelihood of our success in developing and expanding our business. These statements are based upon a number of assumptions and estimates that are inherently subject to significant uncertainties and contingencies, many of which are beyond our control. Actual results may differ materially from those expressed or implied by such forward-looking statements. Factors that could cause actual results to differ include but are not limited to: our ability to compete successfully in the highly competitive and diverse MROP market, our ability to renew profitable contracts, the availability of key personnel for employment by us, our reliance on the expertise of our senior management, a change in our pricing model for certain customers, the interruption of business due to a failure of our IT system, the uncertainty of customers’ demand for our products and services, our relationships with and dependence upon third-party suppliers and manufacturers, discontinuance of our distribution rights, and other factors discussed in more detail under Item 1A Risk Factors in our Annual Report on Form 10-K for fiscal year 2006. In addition, the conduct of our recently announced strategic alternatives review process may give rise to risks and uncertainties that cannot be predicted or assessed, any of which could affect adversely our operating results.
Our discussions below in this Item 2 are based upon the more detailed discussions about our business, operations and financial condition included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006, under Item 7. Our discussions here focus on our results during or as of the three-month and six-month periods ended June 30, 2007, and the comparable periods for 2006 and, to the extent applicable, any material changes from the information discussed in that Form 10-K or other important intervening developments or information since that time. These discussions should be read in conjunction with that Form 10-K for more detailed and background information.

RESULTS OF OPERATIONS
THREE MONTHS ENDED JUNE 30, 2007 AND 2006
The following table sets forth a summary of our operating data and shows such data as a percentage of net sales for the periods indicated (dollars in thousands):

	THREE MONTHS ENDED JUNE 30,
	2007		2006
Net Sales	$132,578	100.0%	$137,005	100.0%
Cost of Sales	103,241	77.9	107,721	78.6

Gross Profit	29,337	22.1	29,284	21.4
Selling, General, and Administrative Expenses	28,825	21.7	26,374	19.3

Operating Income	512	0.4	2,910	2.1
Interest Expense	445	0.3	302	0.2
Other Income	19	0.0	3	0.0

Earnings Before Taxes	86	0.1	2,611	1.9
Provision for Income Taxes	34	0.0	1,091	0.8

Net Earnings	$52	0.1%	$1,520	1.1%

Net sales
Net sales decreased $4.4 million or 3.2% to $132.6 million for the three months ended June 30, 2007 from $137.0 million for the three months ended June 30, 2006. FPS revenue comprised 61.7% of our total revenue for the 2007 quarter as compared to 58.7% for the 2006 quarter. Total FPS revenue grew $1.4 million or 1.7% to $81.8 million as compared to $80.4 million in the prior year quarter. As of June 30, 2007 we had 325 FPS sites, 101 of which were storeroom management arrangements, as compared to 340 sites as of June 30, 2006, 103 of which were storeroom management arrangements. The favorable revenue variance is primarily attributable to the implementation of 16 new storeroom management sites since the second quarter of 2006, which generated incremental revenue of $6.6 million in the current quarter. In addition, existing customers with increased production and market share generated an incremental $3.1 million in revenue. The existing customer growth was also partly due to an estimated loss of $1.4 million to $1.6 million of sales from delays in receipt and processing certain automated orders as a result of interruption of our EDI transactions following the IT system conversion in 2006. Partially offsetting these increases was a $8.3 million decline in revenue from storeroom management sites transferred to other services or lost due to plant closures, downsizing, and competition.
General MROP revenue declined $5.8 million or 10.3% to $50.8 million for the three months ended June 30, 2007, from $56.6 million for the same period in 2006. Approximately $2.0 million of the decline over the prior year resulted from a general business decline in domestic automotive and truck sectors and declines in production and volume by associated job shops, which had a significant impact on our larger customers. We also saw a continued downward trend in the manufactured housing and recreational vehicle industries, primarily as a result of FEMA-driven demand related to the hurricane activity in the prior year, which accounted for $1.4 million of the decline. The remainder of the decline in General MROP revenue was the residual effect from lost market share resulting from service issues following our IT system conversion in 2006. We estimate that we lost $1.4 million to $1.6 million of sales in the prior year period due to delays in the receipt and processing of certain automated orders as a result of interruption of our EDI transactions following the IT system conversion.
Cost of Sales
Cost of sales decreased $4.5 million or 4.2% to $103.2 million for the three months ended June 30, 2007, from $107.7 million for the three months ended June 30, 2006. As a percentage of sales, cost of sales decreased to 77.9% for the three months ended June 30, 2007, from 78.6% for the same period in 2006. FPS drove the overall favorable variance in gross margin. Since early 2006 our FPS team has worked to improve levels of profitability on new and renewed FPS contracts, including focusing on better recovery on service billings. General MROP margin improved primarily as a result of our pricing initiatives which includes modification of our pricing practices to better reflect the value delivered to the customer. In addition, we implemented, during the quarter, an initiative to more quickly address supplier price increases that need to be passed through to our customers.

Selling, General, and Administrative Expenses
Selling, general and administrative expenses increased $2.5 million or 9.3% to $28.8 million for the three months ended June 30, 2007, from $26.4 million for the three months ended June 30, 2006. As a percentage of sales, total selling, general and administrative expenses increased to 21.7% for the second quarter of 2007 from 19.3% for the second quarter of 2006. The increases primarily reflect a combination of factors relating to our IT system conversion and organizational realignment implemented in 2006, both of which affected salaries and benefits significantly. Salaries and benefits accounted for over half of the total increase, as they increased $1.3 million or 5.1% due to several factors, including: (i) an increase of $0.8 million in personnel costs associated with storeroom management sites, (ii) an increase of $0.1 million in temporary labor costs due to continued efforts to manage increased transactional requirements from the IT system conversion, (iii) an increase of $0.1 million in stock based compensation, (iv) a non-recurring benefit to our healthcare self insurance reserves of $0.1 million that occurred in 2006 and (v) a slight rise in pay rates and health insurance rates. Since June 30, 2006, we have incurred an additional $0.4 million in incremental expense related to the service, lease cost and depreciation related to our new ERP system. Related to several new initiatives to improve sales volume, we have incurred $0.2 million for promotional programs and training. The three months ended June 30, 2006 also included $0.4 million of non-recurring benefits, related to a gain on the sale of property and a franchise tax refund, neither of which recurred this year. Partially offsetting these increases was a reduction of outbound freight of $0.2 million for the three months ended June 30, 2007, as compared to the same period for the prior year, due to lower sales volume.
Operating Income
Operating income was $0.5 million for the three months ended June 30, 2007, a decrease of $2.4 million from the three months ended June 30, 2006. As a percent of revenue, operating income decreased to 0.4% for the three months ended June 30, 2007, a decline from 2.1% for the comparable period in 2006. The combination of a slower sales growth rate and the rise in selling, general and administrative expenses discussed above relating to our system conversion and organizational realignment in 2006 resulted in lower operating income.
Interest Expense
Interest expense increased $0.1 million for the three months ended June 30, 2007 as compared to the same period for the prior year. This increase is the result of higher LIBOR rates in combination with the higher average debt outstanding during the quarter. The average quarterly interest rate increased to 7.0% from 6.7%.
Provision for Income Taxes
The provision for income taxes decreased by $1.1 million, to a provision of less than $0.1 million for the three months ended June 30, 2007, compared to $1.1 million for the three months ended June 30, 2006. Our effective tax rate decreased to 39.5% as compared to 41.8% due to a decrease in non-deductible items.
SIX MONTHS ENDED JUNE 30, 2007 AND 2006
The following table sets forth a summary of our operating data and shows such data as a percentage of net sales for the periods indicated (dollars in thousands):

	SIX MONTHS ENDED JUNE 30,
	2007		2006
Net Sales	$267,683	100.0%	$277,281	100.0%
Cost of Sales	207,237	77.4	217,865	78.6

Gross Profit	60,446	22.6	59,416	21.4
Selling, General, and Administrative Expenses	57,015	21.3	53,611	19.3

Operating Income	3,431	1.3	5,805	2.1
Interest Expense	945	0.4	613	0.2
Other Income	20	0.0	21	0.0

Earnings Before Taxes	2,506	0.9	5,213	1.9
Provision for Income Taxes	985	0.4	2,152	0.8

Net Earnings	$1,521	0.5%	$3,061	1.1%

Net sales
Net sales decreased $9.6 million or 3.5% to $267.7 million for the six months ended June 30, 2007 from $277.3 million for the six months ended June 30, 2006. Our FPS revenues comprised 60.9% of our total revenue for the six months of 2007, compared to 58.1% for the first six months of 2006. Total FPS revenue grew $1.9 million or 1.2% to $162.9 million as compared to $161.0 million in the prior year. As of June 30, 2007 we had 325 FPS sites, 101 of which were storeroom management arrangements, as compared to 340 sites as of June 30, 2006, 103 of which were storeroom management arrangements. The favorable revenue variance is primarily attributable to the implementation of 16 new storeroom management sites since the first six months of 2006, which generated incremental revenue of $12.6 million for the first six months of 2007. In addition, existing customers with increased production and market share generated an incremental $5.0 million in revenue. The existing customer growth was also partly due to an estimated loss of $1.4 million to $1.6 million of sales from delays in receipt and processing certain automated orders as a result of interruption of our EDI transactions following the IT system conversion in 2006. Partially offsetting these increases was a $15.7 million decline in revenue from storeroom management sites transferred to other services or lost due to plant closures, downsizing and competition.
General MROP revenue decreased $11.5 million or 9.9% to $104.8 million for the six months ended June 30, 2007, from $116.3 million for the same period in 2006. Approximately $4.3 million of the decline was the result of a general business decline in the automotive and truck sector and declines in production and volume by associated job shops, which had a significant impact on our larger customers. We also saw a continued downward trend in the manufactured housing and recreational vehicle industries, primarily as a result of FEMA-driven demand related to the hurricane activity in the prior year, which accounted for $3.5 million of the decline. The remainder of the decline in General MROP revenue was the residual effect from lost market share resulting from service issues following our IT system conversion in 2006. We estimate that we lost $1.4 million to $1.6 million of sales in the prior year due to delays in the receipt and processing of certain automated orders as a result of interruption of our EDI transactions following the IT system conversion.
Cost of Sales
Cost of sales decreased $10.6 million or 4.9% to $207.2 million for the six months ended June 30, 2007, from $217.9 million for the six months ended June 30, 2006. As a percentage of sales, cost of sales decreased to 77.4% for the six months ended June 30, 2007, from 78.6% in 2006. FPS drove the overall favorable variance in gross margin primarily through the maintenance of profitability standards on FPS contracts, and the improvement of our recovery rates on service billings. The improvement in General MROP was due to our company-wide efforts to implement better pricing practices, by more effectively passing price increases from our vendors to our customers and by reducing vendor spend to only those strategic growth suppliers that offer us the most favorable pricing. In addition, the first six months of 2007 included a $0.5 million, or 0.4%, write off of duplicate trade payables related to inventory purchases made in prior years. Since the related inventory balances were corrected in prior years, the write off of the duplicate trade payables related to inventory purchases made in prior years was reflected as a reduction to cost of sales during the first six months of 2007.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased $3.4 million or 6.3% to $57.0 million for the six months ended June 30, 2007, from $53.6 million for the six months ended June 30, 2006. As a percentage of sales, total selling, general and administrative expenses increased to 21.3% for the first six months of 2007 from 19.3% for the first six months of 2006. The increases primarily reflect a combination of factors relating to our IT system conversion and organizational realignment implemented in 2006, both of which affected salaries and benefits. Salaries and benefits increased $2.1 million or 3.9% due to several factors including: (i) an increase of $1.3 million in personnel costs associated with storeroom management sites, (ii) an increase of $0.4 million in temporary labor costs due to continued efforts to manage increased transactional requirements from the IT system conversion, (iii) an increase of $0.1 million in stock based compensation and (iv) a slight rise in pay rates and health insurance rates. Since the prior year period we have incurred an additional $0.6 million in incremental expense related to the service, lease cost and depreciation related to our new ERP system. In accordance with several new initiatives to bolster sales volume, we have incurred $0.3 million for promotional programs and training. The six months ended June 30, 2006 also included $0.4 million of non-recurring benefits, related to a gain on the sale of property and a franchise tax refund, neither of which recurred this year. Partially offsetting these increases was a reduction of outbound freight of $0.3 million for the six months ended June 30, 2007 as compared to the same period for the prior year, due to lower sales volume.

Operating Income
Operating income was $3.4 million for the six months ended June 30, 2007 and $5.8 million for the six months ended June 30, 2006. As a percent of revenue, operating income decreased to 1.3% for the six months ended June 30, 2007, a decline from 2.1% for the prior year. The decline in operating income in the current year was the result of a slower sales growth rate in conjunction with rising costs driven by conversion related activity.
Interest Expense
Interest expense increased $0.3 million for the six months ended June 30, 2007 as compared to the same period for the prior year. This increase was the result of higher LIBOR rates in combination with the higher debt outstanding. Our average annual interest rate increased to 7.0% from 6.5%.
Provision for Income Taxes
The provision for income taxes decreased by $1.2 million, to a provision of $1.0 million for the six months ended June 30, 2007, compared to $2.2 million for the six months ended June 30, 2006. Our effective tax rate decreased to 39.3% as compared to 41.3% due to a decrease in non-deductible items.
LIQUIDITY AND CAPITAL RESOURCES
Capital Availability and Requirements
At June 30, 2007, our total working capital was $92.1 million, which included $0.3 million in cash and cash equivalents. As compared to June 30, 2006, our six-month average debt outstanding under our Credit Facility increased by $8.5 million or 51.0% to $25.1 million for the six months ended June 30, 2007. We had an aggregate of $75.0 million of borrowing capacity under our Credit Facility. Based upon our current asset base (which serves as our collateral under the Credit Facility) and outstanding borrowings under the Credit Facility, we had borrowing availability under the Credit Facility of $53.6 million. We are in compliance with all applicable financial covenants under our Credit Facility.
Analysis of Cash Flows
Net cash provided by operating activities was $3.9 million and $0.6 million for the six months ended June 30, 2007 and 2006, respectively. For the first six months of 2007, net cash was primarily attributable to a reduction of our accounts receivable balances due to improved collections and lower sales volume. During the six months ended June 30, 2006, net cash was primarily attributable to net earnings as well as of the effect of delays in processing certain accounts payable related to the receipt of EDI invoices. This increase in cash from operating activities was partially offset by cash used to fund accounts receivable attributable to an increase in sales volume in the prior year.
Net cash provided by investing activities for the six months ended June 30, 2007 and 2006 was $0.5 million and $0.1 million, respectively. During the six months ended June 30, 2007, cash was provided by entering into a sale-leaseback arrangement for certain warehouse related assets purchased in conjunction with facility consolidations within the past twelve months. In the prior year, our net cash was primarily attributable to the sale of real property, and was partially offset by increased capital purchases in connection with the IT system consolidation.
Net cash used in financing activities was $4.5 million and $1.0 million for the six months ended June 30, 2007 and 2006, respectively. Cash was used primarily for net repayments on our Credit Facility of $4.2 million and $0.7 million, respectively, for the six months ended June 30, 2007 and 2006. During the first six months of 2007 we used $0.5 million of cash to repurchase 50,800 shares pursuant to the stock repurchase plan. During the prior year, we used $1.4 million to repurchase 161,000 shares of common stock pursuant to the stock repurchase plan.
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
Allowance for Doubtful Accounts — Methodology
We have established an allowance for doubtful accounts based on our collection experience and an assessment of the collectability of specific accounts. We evaluate the collectability of accounts receivable based on a combination of factors. Initially, we estimate an allowance for doubtful accounts as a percentage of accounts receivable based on historical collections experience. This initial estimate is periodically adjusted when we become aware of a specific customer’s inability to meet its financial obligations (e.g., bankruptcy filing) or as a result of changes in the overall aging of accounts receivable. We do not believe our estimate of the allowance for doubtful accounts is likely to be adversely affected by any individual customer or group of customers, since our customers are geographically dispersed and do not service a concentrated industry, and none are individually significant. The table below depicts our allowance for doubtful accounts, bad debt expense incurred or recovered and write offs or recoveries during each of the first and second quarters of 2007 and 2006. Write-offs of accounts receivable have no effect on either our results of operations or cash flows. Only charges to bad debt expense impact our earnings.

Allowance for Doubtful Accounts	2007	2006
	(dollars in thousands)
Balance at December 31	$1,382	$1,369
Add: Charges to expense	115	168
Deduct: Write-offs	39	42

Balance at March 31	$1,458	$1,495
Add: Charges to expense	128	108
Deduct: Write-offs	154	81

Balance at June 30	$1,432	$1,522

Percentage of Gross Receivables	1.9%	2.0%
Inventories — Slow Moving and Obsolescence
In connection with certain contracts, we maintain special inventories for specific customers’ needs. In certain contracts, the customers are required to purchase the special inventory at the point in time in which the inventory reaches a certain age. However, for other customer relationships and inventories, we are not protected by our customer from the risk of inventory obsolescence. In such cases, we rely on available return privileges with vendors, if any. Therefore, in determining the net realizable value of inventories, we identify slow moving or obsolete inventories that (i) are not protected by our customer agreements from risk of loss, and (ii) are not eligible for return under various vendor return programs. Based upon these factors, we estimate the net realizable value of inventories and record any necessary adjustments as a charge to cost of sales. If our inventory return privileges were to be discontinued in the future, or if customers were unable to honor the provisions of certain contracts that protect us from inventory losses, our risk of loss associated with obsolete or slow moving inventories would increase. The table below depicts our reserve for slow moving and obsolete inventory, incurred or recovered, and write offs or recoveries during each of the first and second quarters of 2007 and 2006. Write-offs of inventory have no effect on either our results of operations or cash flows, only expense impacts our earnings.

Inventory Reserve	2007	2006
	(dollars in thousands)
Balance at December 31	$4,970	$5,115
Add: Charges to expense	100	96
Deduct: Write-offs	12	255

Balance at March 31	$5,058	$4,956
Add: Charges to expense	220	197
Deduct: Write-offs	3	233

Balance at June 30	$5,275	$4,920

Percentage of Gross Inventory	7.8%	8.0%

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
Self Insurance and Related Reserves
We are self-insured for certain losses relating to group health, worker’s compensation, and casualty losses, subject to an aggregate stop loss limit of $1.3 million. We utilize third party administrators to process and administer all related claims. We accrue an estimate for incurred but not reported claims and related expenses based upon historical experience. The accrual for incurred but not reported claims relating to group health, worker’s compensation, and casualty losses totaled approximately $1.2 million at June 30, 2007 and $1.5 million at December 31, 2006. The accuracy of our accrual for incurred but not reported claims is entirely dependent on future events that are subject to change. Because we are self-insured, an increase in the volume (frequency) or amount (severity) of claims in the future may cause us to record additional expense that was not estimable at June 30, 2007. We are not aware of any increasing frequency or severity of individual claims.
Accounting for Uncertainty in Income Taxes
As of the beginning of our 2007 fiscal year, the total amount of gross unrecognized tax benefits, which is reported in other liabilities in our consolidated balance sheet, is $0.3 million. This amount would impact our effective tax rate over time, if recognized. In addition, we accrue interest and any necessary penalties related to unrecognized tax positions in our provision for income taxes. As of January 1, 2007, we accrued less than $0.1 million of gross interest and penalties, which are included in other long term liabilities.

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
No change occurred in the Company’s internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the most recent fiscal quarter ended June 30, 2007 that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.
PART II. OTHER INFORMATION
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(c) Issuer Purchases of Equity Securities
On February 23, 2005, the Company’s Board of Directors approved a repurchase program pursuant to which the Company is authorized to repurchase up to $5.0 million of its outstanding shares of common stock (“Stock Repurchase Program”) over a period of 24 months from the inception of the Stock Repurchase Program. On February 21, 2007, the Company’s Board of Directors approved an expansion of the Stock Repurchase Program to include an additional $5.0 million of common stock through December 31, 2009. The following table sets forth information about our purchases of our common stock during the quarter ended June 30, 2007.

				Maximum Number
			Total Number	(or Approximate
			of Common Shares	Dollar Value) of
	Total Number of		Purchased as Part	Shares that May Yet
	Common Shares	Average Price	of Publicly	Be Purchased Under
Period	Purchased	Paid per Share	Announced Program	the Program
04/01/07 – 04/30/07	0	$0.00	0	$5,868,889
05/01/07 – 05/31/07	0	$0.00	0	$5,868,889
06/01/07 – 06/30/07	50,800	$10.62	50,800	$5,329,223

TOTAL	50,800	$10.62	50,800	$5,329,223
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
At our annual meeting of stockholders on May 1, 2007, holders of an aggregate of 8,626,168 shares of our common stock or 89.9% of the eligible voting shares were represented in person or by proxy. Our stockholders voted as follows with respect to the three matters presented for a vote:

Proposal 1 – Election of Two Class III Directors

	For	Withheld
Richard M. Seigel	8,222,359	403,809
Ajita G. Rajendra	8,368,600	257,568
Additionally, the term of office of each of the following directors continued after the meeting: Charles A. Lingenfelter; David K. Barth, William R. Fenoglio, William T. Parr, and George L. Sachs, Jr.
Proposal 2 – Approval of the 2007 Stock Incentive Plan

For	4,937,773
Against	1,196,401
Abstain	26,501
Broker Non-Votes	2,645,493
Proposal 3 – Approval of Additional Shares and Performance-Based Criteria for the Management Incentive Program

For	5,603,406
Against	530,043
Abstain	27,226
Broker Non-Votes	2,645,493

ITEM 6. EXHIBITS
Exhibits filed as part of this Form 10-Q:

3.2	Bylaws, as amended, of the Company

31.1	Certification of Charles A. Lingenfelter pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (15 U.S.C. Section 7241) (Chief Executive Officer)

31.2	Certification of Jack P. Healey pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (15 U.S.C. Section 7241) (Chief Financial Officer)

32.1	Certification of Charles A. Lingenfelter pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350) (Chief Executive Officer)

32.2	Certification of Jack P. Healey pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350) (Chief Financial Officer)

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INDUSTRIAL DISTRIBUTION GROUP, INC.

Date: August 9, 2007	/s/ Jack P. Healey
Jack P. Healey
Executive Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Accounting and Financial Officer)