Form 10-Q
period 2007-09-30
INDUSTRIAL DISTRIBUTION GROUP INC
filed 2007-11-09
CIK 1042351

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2007
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM _________TO _________
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
Large Accelerated Filer ☐                     Accelerated Filer ☑                     Non-Accelerated Filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at October 29, 2007

Common Stock, $0.01 par value	9,372,578

INDUSTRIAL DISTRIBUTION GROUP, INC.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
INDUSTRIAL DISTRIBUTION GROUP, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	SEPTEMBER 30,	DECEMBER 31,
	2007	2006
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$382	$349
Accounts receivable, net	76,578	80,949
Inventory, net	61,589	63,851
Deferred tax assets	3,795	3,645
Prepaid and other current assets	4,262	3,734

Total current assets	146,606	152,528
PROPERTY AND EQUIPMENT, NET	3,894	4,928
INTANGIBLE ASSETS, NET	128	159
DEFERRED TAX ASSETS	1,445	1,485
OTHER ASSETS	794	912

Total assets	$152,867	$160,012

LIABILITIES & STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$26	$30
Accounts payable	52,643	51,553
Accrued compensation	2,169	2,431
Other accrued liabilities	5,109	4,871

Total current liabilities	59,947	58,885
LONG-TERM DEBT, NET OF CURRENT PORTION	13,000	24,393
OTHER LONG-TERM LIABILITIES	396	410

Total liabilities	73,343	83,688

COMMITMENTS AND CONTINGENCIES (NOTE 8)
STOCKHOLDERS’ EQUITY:
Preferred stock, $0.10 par value per share; 10,000,000 shares authorized, no shares issued or outstanding at September 30, 2007 and at December 31, 2006	0	0
Common stock, par value $0.01 per share, 50,000,000 shares authorized; 9,371,636 shares issued and outstanding at September 30, 2007; 9,343,197 shares issued and outstanding at December 31, 2006	94	93
Additional paid-in capital	100,009	99,630
Accumulated deficit	(20,579)	(23,399)

Total stockholders’ equity	79,524	76,324

Total liabilities and stockholders’ equity	$152,867	$160,012

The accompanying notes are an integral part of these consolidated financial statements.

INDUSTRIAL DISTRIBUTION GROUP, INC.
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except share data)
(Unaudited)

	THREE MONTHS ENDED
	SEPTEMBER 30,
	2007	2006
NET SALES	$134,319	$138,991
COST OF SALES	102,912	107,633

Gross profit	31,407	31,358
SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES	28,773	27,888

Operating income	2,634	3,470
INTEREST EXPENSE	344	361
OTHER EXPENSE (INCOME), net	1	(2)

EARNINGS BEFORE INCOME TAXES	2,289	3,111
PROVISION FOR INCOME TAXES	990	1,311

NET EARNINGS	$1,299	$1,800

EARNINGS PER COMMON SHARE:
Basic	$0.14	$0.19

Diluted	$0.14	$0.19

WEIGHTED AVERAGE SHARES:
Basic	9,351,598	9,452,665

Diluted	9,603,807	9,688,317

The accompanying notes are an integral part of these consolidated financial statements.

INDUSTRIAL DISTRIBUTION GROUP, INC.
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except share data)
(Unaudited)

	NINE MONTHS ENDED
	SEPTEMBER 30,
	2007	2006
NET SALES	$402,002	$416,272
COST OF SALES	310,149	325,498

Gross profit	91,853	90,774
SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES	85,788	81,499

Operating income	6,065	9,275
INTEREST EXPENSE	1,289	974
OTHER EXPENSE (INCOME), net	(19)	(23)

EARNINGS BEFORE INCOME TAXES	4,795	8,324
PROVISION FOR INCOME TAXES	1,975	3,463

NET EARNINGS	$2,820	$4,861

EARNINGS PER COMMON SHARE:
Basic	$0.30	$0.52

Diluted	$0.29	$0.50

WEIGHTED AVERAGE SHARES:
Basic	9,357,538	9,408,957

Diluted	9,644,337	9,676,522

The accompanying notes are an integral part of these consolidated financial statements.

INDUSTRIAL DISTRIBUTION GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands) (Unaudited)

	NINE MONTHS ENDED
	SEPTEMBER 30,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$2,820	$4,861
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Depreciation and amortization	849	909
Loss (Gain) on sale of assets	7	(105)
Deferred income taxes	(110)	235
Stock-based compensation expense	123	450
Income tax benefit of stock options exercised	24	460
Amortization of restricted stock	484	0
Income tax benefit of restricted stock issuance	43	0
Excess tax benefit from exercise of stock options	(47)	(351)
Changes in operating assets and liabilities:
Accounts receivable, net	4,371	(16,710)
Inventories, net	2,262	(2,983)
Prepaid and other assets	1,260	343
Accounts payable	1,090	5,768
Accrued compensation	(262)	560
Other accrued liabilities	(1,445)	(122)

Total adjustments	8,649	(11,546)

Net cash provided by (used in) operating activities	11,469	(6,685)

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property and equipment, net	(551)	(1,061)
Proceeds from the sale of property and equipment	760	743

Net cash provided by (used in) investing activities	209	(318)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock, net of issuance costs	245	1,021
Excess tax benefit from exercise of stock options	47	351
Purchase of common stock	(540)	(2,240)
Repayments on revolving credit facility	(79,328)	(130,154)
Borrowings on revolving credit facility	67,953	137,679
Debt repayments	(22)	(65)
Debt borrowings	0	19

Net cash (used in) provided by financing activities	(11,645)	6,611

NET CHANGE IN CASH AND CASH EQUIVALENTS	33	(392)
CASH AND CASH EQUIVALENTS, beginning of period	349	721

CASH AND CASH EQUIVALENTS, end of period	$382	$329

Supplemental Disclosures:
Interest paid	$1,324	$849

Income taxes paid, net of refunds	$1,876	$2,227

The accompanying notes are an integral part of these consolidated financial statements.

INDUSTRIAL DISTRIBUTION GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — SEPTEMBER 30, 2007 (Unaudited)
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
During 2007, the Company corrected errors primarily related to duplicate trade payables arising from inventory purchases made in prior years and the overstatement of inventory balances at certain FPS sites at December 31, 2006. These errors were identified by the Company during its monthly financial statement close processes throughout 2007. The Company has concluded that the aggregate of these prior year errors corrected during the current year were not material to results of operations, to trends for those periods affected, or to a fair presentation of the Company's consolidated financial statements and, accordingly, results for the prior periods have not been restated. Instead the errors were corrected during the nine months ended September 30, 2007, which resulted in a net increase of cost of sales of $0.1 million, a decrease of inventory aggregating $0.6 million and a decrease of accounts payable aggregating $0.5 million.
2. ADOPTION OF NEW ACCOUNTING STANDARDS
In February 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS 159). SFAS 159 permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently assessing the impact of SFAS 159 on its consolidated financial position, results of operations, and cash flows.
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS 157). SFAS 157 provides guidance for using fair value to measure assets and liabilities. The standard expands required disclosures about the extent to which companies measure assets and liabilities at fair value, the information used to determine fair value, and the effect of fair value measurements on earnings. SFAS 157 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of adopting SFAS 157 on its consolidated financial position, results of operations, and cash flows.
In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” an interpretation of FAS 109, “Accounting for Income Taxes” (FIN 48), to create a single model to address accounting for uncertainty in tax positions. FIN 48 clarifies the accounting for income taxes by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company adopted FIN 48 as of January 1, 2007, as required. The adoption of FIN 48 did not have a material impact on the Company’s financial position, results of operations or cash flows.
As of the beginning of the Company’s 2007 fiscal year, the total amount of gross unrecognized tax benefits, which is reported in other liabilities in its consolidated balance sheet, was $0.3 million. This amount could impact the Company’s effective tax rate over time, if recognized. In addition, the Company accrues interest and any necessary penalties related to unrecognized tax positions in its provision for income taxes. As of January 1, 2007, the Company had accrued less than $0.1 million of gross interest and penalties, which are included in other long-term liabilities.

3. CREDIT FACILITY
In December 2000, the Company entered into a $100.0 million revolving credit facility with a five financial institution syndicate. On July 18, 2005, the Company amended this agreement with the existing syndicate. The agreement provides a $75.0 million credit facility with an accordion option enabling the Company to expand the facility to $110.0 million and extends through July 18, 2010. The agreement contains a first security interest in the assets of the Company. The annual commitment fee on the unused portion of the amended facility is 25 basis points of the average daily unused portion of the greater of $75.0 million or $110.0 million if the accordion option is used. The agreement provides that the facility may be used for operations and acquisitions, and provides $7.5 million for swinglines and $10.0 million for letters of credit. Amounts outstanding under the amended credit facility bear interest at either the lead bank’s corporate rate or LIBOR, as selected by the Company from time to time, plus applicable margins. This rate was 6.5% and 6.9% at September 30, 2007 and December 31, 2006, respectively.
The amounts outstanding under the facility at September 30, 2007 and December 31, 2006 were $13.0 million and $24.4 million, respectively, which have been classified as long-term liabilities in the consolidated balance sheets. Additionally, the Company had outstanding letters of credit of $1.2 million under the facility at September 30, 2007 and December 31, 2006. The amended credit facility contains a requirement for fixed charge coverage to be met if monthly average excess availability under the facility falls below $15.0 million. The Company has the ability to repurchase up to $5.0 million of its common stock during any one fiscal year under the terms of the agreement. Covenants under the amended credit facility prohibit the payment of cash dividends, among various other restrictions. The Company was in compliance with these covenants as of September 30, 2007 and December 31, 2006.
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
5. CAPITAL STOCK
During the three month periods ended September 30, 2007 and 2006, the Company issued 5,948 shares and 6,943 shares, respectively, of its common stock through its employee stock purchase plan and issued 250 shares and 22,881 shares, respectively, of its common stock pursuant to the exercise of options. For the nine month periods ended September 30, 2007 and 2006, the Company issued 17,317 shares and 21,580 shares, respectively, of its common stock through its employee stock purchase plan and issued 19,517 shares and 250,015 shares, respectively, of its common stock pursuant to the exercise of options.
Options are included in the computation of diluted earnings per share where the options’ exercise price is less than the average market price of the common stock during the period. The number of options outstanding during the three months ended September 30, 2007 and 2006 had a dilutive effect of 252,209 shares and 235,652 shares, respectively, to the weighted average common stock outstanding. During the nine months ended September 30, 2007 and 2006, the number of options outstanding had a dilutive effect of 286,799 shares and 267,565 shares, respectively, to the weighted average common stock outstanding. During both the three and nine month periods ended September 30, 2007 and 2006, options where the exercise price exceeded the average market price of the common stock totaled 9,000 shares and 38,650 shares, respectively. Such shares were not included in the calculation of weighted average common stock outstanding because they were antidilutive.
On February 21, 2007, the Company’s Board of Directors approved an expansion of the Stock Repurchase Program to include an additional $5.0 million of common stock through December 31, 2009. During the nine months ended September 30, 2007, 50,800 shares were repurchased, for an average price per share of $10.62 and, for the comparable period in 2006, the Company repurchased 259,400 shares of its common stock, for an average price per share of $8.65. As of September 30, 2007, the Company is authorized to repurchase an additional $5.3 million of its outstanding shares of common stock under the current terms of the repurchase program.

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
The fair value of each option grant is estimated on the date of grant using the Black-Scholes-Merton option-pricing model with the following weighted average assumptions:

	NINE MONTHS ENDED
	SEPTEMBER 30,
	2007	2006
Expected life (years)	7	7
Dividend yield	0%	0%
Expected stock price volatility	48%	48%
Risk-free interest rate (low-high)	4.13% — 5.21%	4.29% — 5.23%
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
During the three months ended September 30, 2007, no options were granted and for the comparable period in 2006, the weighted average grant-date fair value of the 6,050 options granted was $4.72. The weighted average grant-date fair value of the 8,000 options granted during the nine months ended September 30, 2007 was $6.44. The weighted average grant-date fair value of the 50,050 options granted during the nine months ended September 30, 2006 was $4.59. The total intrinsic value of options exercised was less than $0.1 million and was $0.1 million during the three months ended September 30, 2007 and 2006, respectively. The total intrinsic value of options exercised was $0.2 million and $1.4 million during the nine months ended September 30, 2007 and 2006, respectively. The total weighted average grant-date fair value of options exercised during the three months ended September 30, 2007 and 2006 was $4.21 and $3.46, respectively. The total weighted average grant-date fair value of options exercised during the nine months ended September 30, 2007 and 2006 was $2.03 and $2.18, respectively. As of September 30, 2007, unrecognized compensation cost related to unvested stock options awards totaled $0.2 million and is expected to be recognized over a weighted average period of 1.5 years.
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

The 2007 stock incentive plan was adopted to replace the 1997 stock incentive plan which was terminated on May 1, 2007. Both plans were designed to provide key employees, officers, and directors an opportunity to own common stock of the Company and to provide incentives for such persons to promote the financial success of the Company. Awards under the 2007 stock incentive plan may be structured in a variety of ways, including incentive and nonqualified stock options, shares of common stock subject to terms and conditions set by the Board of Directors (“restricted stock awards”), stock appreciation rights (“SARs”), and performance awards payable in cash and/or stock. Incentive stock options may be granted only to full-time employees (including officers) of the Company and any subsidiaries.
Nonqualified options, restricted stock awards, SARs, and other permitted forms of awards may be granted to any person employed by or performing services for the Company, including directors. The aggregate number of shares which are available for issuance pursuant to awards under the 2007 stock incentive plan is 833,458 which includes any shares that are subject to outstanding grants under the Company’s 1997 stock incentive plan, which expire, are forfeited, or otherwise terminate without delivery of the shares, the “Share Pool.” Under the 2007 stock incentive plan, each option awarded is counted as one share subject to an award deducted from the Share Pool. Each share of restricted stock, each restricted stock unit, and each performance award that may be settled in shares, is currently counted as 1.778 shares subject to an award and deducted from the Share Pool.
For the nine months ended September 30, 2007 the Company has issued 38,035 shares pursuant to the 1997 stock incentive plan and 1,752 shares pursuant to the 2007 stock incentive plan. Additionally, 185,000 shares were granted to the Company’s President and Chief Executive Officer pursuant to the 2007 stock incentive plan subject to performance-based vesting provisions, which would begin to vest based upon the Company’s 2008 full year results. The plan allows for a portion of these shares to vest upon a change in control.
Under the management incentive program management may be awarded shares of stock or restricted stock based on attaining certain performance goals. The Company issued shares in 2007 for 2006 performance based on the terms of the management incentive program. As of September 30, 2007, a maximum of 450,000 shares of common stock may be issued at fair market value under this fixed plan. The Company has issued 168,852 shares, and thus has 281,148 shares available for future awards, under the management incentive program as of September 30, 2007.
A summary of changes in outstanding stock options for the period ended September 30, 2007 is as follows:

			WEIGHTED-
			AVERAGE
		WEIGHTED-	REMAINING
		AVERAGE	CONTRACTUAL	AGGREGATE
	SHARES	EXERCISE PRICE	LIFE	INTRINSIC VALUE
Outstanding at December 31, 2006	698,196	$5.49
Granted	8,000	$11.50
Forfeited and surrendered	(46,183)	$15.33
Exercised	(19,517)	$3.17

Outstanding at September 30, 2007	640,496	$4.92	4.09	$2,918,000

Vested/Exercisable at September 30, 2007	582,465	$4.56	3.66	$2,853,000
Cash received from stock options exercised for the nine months ended September 30, 2007 was less than $0.1 million. The income tax benefits from share-based arrangements for the nine months ended September 30, 2007 totaled less than $0.1 million.
A summary of changes in unvested shares of restricted stock for the period ended September 30, 2007 is as follows:

		WEIGHTED-
		AVERAGE
		GRANT DATE
	SHARES	FAIR VALUE
Outstanding, unvested at December 31, 2006	196,794	$8.26
Granted	45,422	$11.57
Forfeited and surrendered	(9,348)	$8.91
Vested	(42,405)	$8.06

Outstanding, unvested at September 30, 2007	190,463	$9.06

As of September 30, 2007, unrecognized compensation cost related to unvested restricted stock awards totaled $0.8 million and is expected to be recognized over a weighted average period of 1.1 years. There were 42,405 shares that vested during the nine month period ended September 30, 2007. No shares vested during the nine month period ended September 30, 2006.
7. INCOME TAXES
The Company’s net deferred tax assets totaled approximately $5.2 million at September 30, 2007 and $5.1 million at December 31, 2006, and are subject to periodic recoverability assessments. The realization of the Company’s deferred tax assets is principally dependent upon the Company being able to generate sufficient future taxable income in certain tax jurisdictions. Factors used to assess the likelihood of realization are the Company’s forecast of future taxable income (which is based upon estimates and assumptions) and available tax planning strategies that could be implemented to realize the net deferred tax assets.
On the basis of the Company’s operating results and projections for future taxable income, management believes it is more likely than not that future operations will generate sufficient taxable income to realize the net deferred tax assets. The valuation allowance for net deferred tax assets was $0.5 million as of September 30, 2007 and December 31, 2006. The valuation allowance for deferred tax assets at September 30, 2007 and 2006 is primarily for state net operating loss carryforwards for which the Company believes sufficient taxable income will not be realized prior to expiration.
The provision for income taxes was $1.0 million for the three months ended September 30, 2007, compared to $1.3 million for the three months ended September 30, 2006. The effective tax rate was 43.3% for the three month period ended September 30, 2007 as compared to 42.1% for the same period in the prior year due to an adjustment to accrue to the projected annual 2007 effective tax rate as well as an increase in non-deductible items as a percentage of pre-tax income. The provision for income taxes was $2.0 million for the nine months ended September 30, 2007, compared to $3.5 million for the nine months ended September 30, 2006. The effective tax rate decreased to 41.2% as compared to 41.6% due to a decrease in non-deductible items over the same time period.
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
This discussion may contain certain forward-looking statements concerning our operations, performance and financial condition, including, in particular, the likelihood of our success in developing and expanding our business. These statements are based upon a number of assumptions and estimates that are inherently subject to significant uncertainties and contingencies, many of which are beyond our control. Actual results may differ materially from those expressed or implied by such forward-looking statements. Factors that could cause actual results to differ include but are not limited to: our ability to compete successfully in the highly competitive and diverse MROP market, our ability to renew profitable contracts, the availability of key personnel for employment by us, our reliance on the expertise of our senior management, a change in our pricing model for certain customers, the interruption of business due to a failure of our IT system, the uncertainty of customers’ demand for our products and services, our relationships with and dependence upon third-party suppliers and manufacturers, discontinuance of our distribution rights, and other factors discussed in more detail under Item 1A Risk Factors in our Annual Report on Form 10-K for fiscal year 2006. In addition, the ongoing conduct of our previously announced strategic alternatives review process may give rise to risks and uncertainties that cannot be predicted or assessed, any of which could affect adversely our operating results.
Our discussions below in this Item 2 are based upon the more detailed discussions about our business, operations and financial condition included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006, under Item 7. Our discussions here focus on our results during or as of the three-month and nine-month periods ended September 30, 2007, and the comparable periods for 2006 and, to the extent applicable, any material changes from the information discussed in that Form 10-K or other important intervening developments or information since that time. These discussions should be read in conjunction with that Form 10-K for more detailed and background information.
RESULTS OF OPERATIONS
THREE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006
The following table sets forth a summary of our operating data and shows such data as a percentage of net sales for the periods indicated (dollars in thousands):

	THREE MONTHS ENDED SEPTEMBER 30,
	2007		2006
Net Sales	$134,319	100.0%	$138,991	100.0%
Cost of Sales	102,912	76.6	107,633	77.4

Gross Profit	31,407	23.4	31,358	22.6
Selling, General, and Administrative Expenses	28,773	21.4	27,888	20.1

Operating Income	2,634	2.0	3,470	2.5
Interest Expense	344	0.3	361	0.3
Other Expense (Income), net	1	0.0	(2)	0.0

Earnings Before Taxes	2,289	1.7	3,111	2.2
Provision for Income Taxes	990	0.7	1,311	0.9

Net Earnings	$1,299	1.0%	$1,800	1.3%

Net sales
Net sales decreased $4.7 million or 3.4% to $134.3 million for the three months ended September 30, 2007 from $139.0 million for the three months ended September 30, 2006. There were the same number of selling days in both periods. Our FPS revenue comprised 61.9% of our total revenue for the three months of 2007, compared to 60.3% in the prior year quarter. As of September 30, 2007 we had 327 FPS sites, of which 101 were storeroom management arrangements, as compared to 339 sites as of September 30, 2006, 102 of which were storeroom management arrangements. Total FPS revenue decreased $0.6 million or 0.8% to $83.2 million as compared to $83.8 million in the prior year. The decline in revenue as compared to the prior year was primarily attributable to one-time inventory sales of $2.1 million, net, primarily associated with the exiting of certain storeroom management arrangements during the three months ended September 30, 2006. Comparing ongoing activities unrelated to these sales, total FPS revenue increased $1.4 million or 1.8% as compared to the prior year. The implementation of 13 new sites since September 30, 2006, more than offset lost revenue from former sites, generating an incremental $1.4 million of revenue for the three months ended September 30, 2007.
General MROP revenue decreased $4.0 million or 7.3% to $51.2 million for the three months ended September 30, 2007, from $55.2 million for the same period in 2006. Of the decline, $2.0 million was related to attrition of smaller customers due to the closure of two will-call facilities, competitive pricing and a delay in regaining business lost due to service issues encountered during our 2006 system conversion. Lower revenues are also attributed to a $1.3 million decline in the automotive and heavy duty truck manufacturing industries due to decreased production levels. An additional $0.7 million of the decline was related to a general decline in the recreational vehicle and manufactured housing markets in 2007 after the increase in production in prior year for FEMA related projects.
Cost of Sales
Cost of sales decreased $4.7 million or 4.4% to $102.9 million for the three months ended September 30, 2007, from $107.6 million for the three months ended September 30, 2006. As a percentage of sales, cost of sales decreased to 76.6% for the three months ended September 30, 2007, from 77.4% for the same period in 2006. FPS drove the overall favorable variance in gross margin. Since early 2006 our FPS team has worked to improve levels of profitability on new and renewed FPS contracts, including focusing on improved recovery on service billings. General MROP margin improved primarily as a result of our pricing initiatives which include modification of our pricing practices for smaller customers and enhanced sales associate training. In addition, renegotiation of supplier rebate programs and a resulting increase in rebate incentive dollars contributed 0.2% towards the improvement.
Selling, General, and Administrative Expenses

Selling, general and administrative expenses increased $0.9 million or 3.2% to $28.8 million for the three months ended September 30, 2007, from $27.9 million for the three months ended September 30, 2006. As a percentage of sales, total selling, general and administrative expenses increased to 21.4% for the third quarter of 2007 from 20.1% for the third quarter of 2006. Salaries and benefits increased $1.1 million or 5.6% as compared to the prior year quarter. Several factors impacted the rise in wages, including: (i) an increase of $0.7 million due to staffing costs associated with storeroom management sites, (ii) an increase in our self-insured healthcare costs of $0.4 million as a result of higher claims, and (iii) compensation expense associated with severances of $0.3 million. Partially offsetting these events was the reduction of management incentives due to lower operating performance levels.
During the three months ended September 30, 2007, we incurred an additional $0.4 million in incremental expense as compared to the prior year related to the service and lease costs for our new ERP system. Partially offsetting this increase was the implementation of our plans to contain costs for which we have seen a favorable impact of $0.5 million from reductions in travel and other variable operating costs. Outbound freight also decreased $0.1 million due to a decline in sales volume.
Operating Income
Operating income was $2.6 million for the three months ended September 30, 2007, a decrease of $0.8 million from the three months ended September 30, 2006. As a percent of revenue, operating income decreased to 2.0% for the three months ended September 30, 2007 from 2.5% for the comparable period in 2006. The impact of lower sales volume and a slight rise in selling, general and administrative expenses more than offset improvement in other areas and led to the decline in overall operating profit.
Interest Expense
Interest expense declined by less than $0.1 million to $0.3 million for the three months ended September 30, 2007. This is the result of both lower LIBOR rates and lower average debt outstanding during the quarter. The average quarterly interest rate decreased to 7.3% from 7.6% and the quarterly average debt balance declined $3.7 million or 18.3%.
Provision for Income Taxes
The provision for income taxes decreased by $0.3 million, to a provision of $1.0 million for the three months ended September 30, 2007, compared to $1.3 million for the three months ended September 30, 2006. Our effective tax rate increased to 43.3% as compared to 42.1% due to an adjustment to accrue to the projected annual 2007 effective tax rate as well as an increase in non-deductible items as a percentage of pre-tax income.
NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006
The following table sets forth a summary of our operating data and shows such data as a percentage of net sales for the periods indicated (dollars in thousands):

	NINE MONTHS ENDED SEPTEMBER 30,
	2007		2006
Net Sales	$402,002	100.0%	$416,272	100.0%
Cost of Sales	310,149	77.2	325,498	78.2

Gross Profit	91,853	22.8	90,774	21.8
Selling, General, and Administrative Expenses	85,788	21.3	81,499	19.6

Operating Income	6,065	1.5	9,275	2.2
Interest Expense	1,289	0.3	974	0.2
Other Expense (Income), net	(19)	0.0	(23)	0.0

Earnings Before Taxes	4,795	1.2	8,324	2.0
Provision for Income Taxes	1,975	0.5	3,463	0.8

Net Earnings	$2,820	0.7%	$4,861	1.2%

Net sales
Net sales declined $14.3 million or 3.4% for the nine months ended September 30, 2007 from $416.3 million for the nine months ended September 30, 2006 to $402.0 million. There were the same number of selling days in both periods. Our FPS revenue for the nine months ended September 30, 2007 increased $1.2 million from $244.8 million for the nine months ended September 30, 2006 to $246.0 million in the current period. FPS sales comprised 61.2% of total revenue for the current nine month period as compared to 58.8% in the prior year. The increase in revenue was attributable to an overall increase in volume at 13 new storeroom management sites implemented since September 30, 2006. The incremental revenue from these sites was $10.8 million. However, these new site revenues were partially offset by lost revenues associated with sites that were eliminated during the 12-month period due to plant closures, downsizing or customers transferred to other services, which had a negative impact of $8.3 million for the nine months ended September 30, 2007. Although, there was $1.4 million, net, of one-time inventory sales related to the exit of certain storeroom arrangements which primarily occurred in the prior year, we also experienced reduced production levels at existing FPS customers, primarily those in the automotive manufacturing industry. However, this was offset by delays in receipt and processing certain automated orders during the prior period as a result of interruption of our EDI transactions following the IT system conversion, which represented an estimated loss of $1.4 million to $1.6 million.
General MROP revenue declined $15.5 million or 9.1% for the nine months ended September 30, 2007 to $155.9 million from $171.5 million reported at September 30, 2006. Contributing to this decline was a reduction in revenue of $4.3 million related to the general decline in 2007 in the recreational vehicle and manufactured housing markets, primarily as a result of FEMA-driven demand related to the hurricane activity in the prior year, with the negative impact primarily in the first six months of the current year. Additionally, $3.9 million of this decline was related to decreased production levels in both the automotive and heavy duty truck manufacturing industries. The remainder of the General MROP decline in revenue was due to service issues encountered following our IT system conversion in 2006, including the interruption of our EDI transactions discussed above. As a result of these issues in 2006, we experienced attrition of numerous smaller customers who are more sensitive to such interruptions in service as well as changes in pricing, which has had a significant impact on revenue from our traditional lines of business as we work to regain General MROP market share.
Cost of Sales
Cost of sales decreased $15.3 million or 4.7% to $310.1 million for the nine months ended September 30, 2007, from $325.5 million for the nine months ended September 30, 2006. As a percentage of sales, cost of sales decreased to 77.2% for the nine months ended September 30, 2007, from 78.2% in 2006. FPS had a favorable variance in gross margin primarily through the maintenance of profitability standards on FPS contracts, and the improvement of recovery rates on service billings. Gross margin improvement in General MROP was due to our company-wide efforts to implement better pricing practices and improved sales associate training as well as consolidating vendor spend with strategic growth suppliers that offer us the most favorable pricing.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased $4.3 million or 5.3% to $85.8 million for the nine months ended September 30, 2007, from $81.5 million for the nine months ended September 30, 2006. As a percentage of sales, total selling, general and administrative expenses increased to 21.3% for the first nine months of 2007 from 19.6% for the first nine months of 2006. Salaries and benefits drove the increase over the prior period with an increase of $3.4 million or 5.9%, which is due to several factors including: (i) an increase of $2.0 million in personnel costs associated with storeroom management sites, (ii) an increase of $0.9 million for temporary labor and overtime required by our associates in a continued effort to manage increased transactional requirements from the IT system conversion, (iii) an increase in incentives for certain associates of $0.5 million due to new commission and promotional programs, (iv) an increase in our self-insured healthcare expense of $0.4 million due to higher claims activity, and (v) the reorganization of certain processes and management which resulted in severance of $0.1 million. Partially offsetting the increased salaries and benefits was the reduction of management incentives as compared to the prior year period as a result of lower operating performance.
During the nine months ended September 30, 2007 we incurred an additional $1.1 million in incremental expense related to the service and lease costs for our new ERP system as compared to the prior period. The nine months ended September 30, 2006 also included $0.4 million of non-recurring benefits related to a gain on the sale of property and a franchise tax refund. Legal fees increased $0.3 million related to increased activity in the normal course of business as well as recent activity related to the strategic alternatives review process. New initiatives to bolster sales growth through marketing has also resulted in incremental costs of $0.2 million. Partially offsetting these increased costs was a reduction in property and casualty insurance reserves based upon lower claims which resulted in a favorable $0.4 million reduction of expense. In response to new initiatives to contain costs, travel and other variable operating costs declined by $0.4 million. Outbound freight also declined $0.4 million due to a reduction in sales volume.
Operating Income
Operating income was $6.1 million for the nine months ended September 30, 2007 and $9.3 million for the nine months ended September 30, 2006. As a percent of revenue, operating income decreased to 1.5% for the nine months ended September 30, 2007, from 2.2% in the prior period. The decline in operating income in the current year was the result of lower sales volume in conjunction with rising costs driven primarily by conversion related activity.
Interest Expense
Interest expense increased $0.3 million for the nine months ended September 30, 2007 and was $1.3 million as compared to $1.0 million for the same period for the prior year. This increase was the result of higher LIBOR rates in combination with the higher average debt outstanding in the first and second quarters of 2007 resulting in higher average year-to-date debt of $5.1 million as compared to the prior year. Our average interest rate year-to-date increased to 7.1% from 6.9%.
Provision for Income Taxes
The provision for income taxes decreased by $1.5 million, to a provision of $2.0 million for the nine months ended September 30, 2007, compared to $3.5 million for the nine months ended September 30, 2006. Our effective tax rate decreased to 41.2% as compared to 41.6% due to a decrease in non-deductible items as percentage of pre-tax income.
LIQUIDITY AND CAPITAL RESOURCES
Capital Availability and Requirements
At September 30, 2007, our total working capital was $86.7 million, which included $0.4 million in cash and cash equivalents. The amount outstanding under our Credit Facility as of September 30, 2007 was $13.0 million, which was $7.3 million less than September 30, 2006 and $11.4 million less than at December 31, 2006. We had an aggregate of $75.0 million of borrowing capacity under our Credit Facility at September 30, 2007. Based upon our current asset base (which serves as our collateral under the Credit Facility) and outstanding borrowings under the Credit Facility, we had borrowing availability under the Credit Facility of $60.8 million. We are in compliance with all applicable financial covenants under our Credit Facility.
Analysis of Cash Flows
Net cash provided by (used in) operating activities was $11.5 million and ($6.7 million) for the nine months ended September 30, 2007 and 2006, respectively. For the first nine months of 2007, net cash provided by operations was primarily attributable to a reduction of our accounts receivable balances due to improved collections and lower sales volume. Inventory levels have also declined over the nine months since purchases peaked at year end 2006 to meet various strategic growth supplier thresholds for rebate programs. We also used more cash during the nine months ended September 30, 2006 to fund a higher level of inventory relating to purchases in connection with new FPS site implementations. During the nine months ended September 30, 2006, net cash used in operations was primarily attributable to EDI billing process issues resulting from our IT system conversion, which delayed our receipt of payments from large customers.
Net cash provided by (used in) investing activities for the nine months ended September 30, 2007 and 2006 was $0.2 million and ($0.3 million), respectively. During the nine months ended September 30, 2007, cash was provided by entering into a sale-leaseback arrangement for certain warehouse related assets in conjunction with facility consolidations. In the prior year, our net cash was primarily attributable to the sale of real property, and was partially offset by increased capital purchases in connection with the IT system consolidation and asset purchases related to facility consolidations.
Net cash (used in) provided by financing activities was ($11.6 million) and $6.6 million for the nine months ended September 30, 2007 and 2006, respectively. Cash was used primarily for net repayments on our Credit Facility of $11.4 million and cash was provided by borrowings of $7.5 million for the nine months ended September 30, 2007 and 2006, respectively. During the first nine months of 2007 we used $0.5 million of cash to repurchase 50,800 shares pursuant to the stock repurchase plan. During the prior year, we used $2.2 million to repurchase 259,400 shares of common stock pursuant to the stock repurchase plan and we generated $1.0 million of cash primarily due to the issuance of stock options.
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
Allowance for Doubtful Accounts — Methodology
We have established an allowance for doubtful accounts based on our collection experience and an assessment of the collectability of specific accounts. We evaluate the collectability of accounts receivable based on a combination of factors. Initially, we estimate an allowance for doubtful accounts as a percentage of accounts receivable based on historical collections experience. This initial estimate is periodically adjusted when we become aware of a specific customer’s inability to meet its financial obligations (e.g., bankruptcy filing) or as a result of changes in the overall aging of accounts receivable. We do not believe our estimate of the allowance for doubtful accounts is likely to be adversely affected by any individual customer or group of customers, since our customers are geographically dispersed and do not service a concentrated industry, and none are individually significant. The table below depicts our allowance for doubtful accounts, bad debt expense incurred or recovered and write offs or recoveries during each quarter of 2007 and 2006. Write-offs of accounts receivable have no effect on either our results of operations or cash flows. Only charges to bad debt expense impact our earnings.

Allowance for Doubtful Accounts	2007	2006
	(dollars in thousands)
Balance at December 31	$1,382	$1,369
Add: Charges to expense	115	168
Deduct: Write-offs	39	42

Balance at March 31	$1,458	$1,495
Add: Charges to expense	128	108
Deduct: Write-offs	154	81

Balance at June 30	$1,432	$1,522

Add: Charges to expense	6	121
Deduct: Write-offs	76	126

Balance at September 30	$1,362	$1,517

Percentage of Gross Receivables	1.7%	1.8%

Inventories — Slow Moving and Obsolescence
In connection with certain contracts, we maintain special inventories for specific customers’ needs. In certain contracts, the customers are required to purchase the special inventory at the point in time in which the inventory reaches a certain age. However, for other customer relationships and inventories, we are not protected by our customer from the risk of inventory obsolescence. In such cases, we rely on available return privileges with vendors, if any. Therefore, in determining the net realizable value of inventories, we identify slow moving or obsolete inventories that (i) are not protected by our customer agreements from risk of loss, and (ii) are not eligible for return under various vendor return programs. Based upon these factors, we estimate the net realizable value of inventories and record any necessary adjustments as a charge to cost of sales. If our inventory return privileges were to be discontinued in the future, or if customers were unable to honor the provisions of certain contracts that protect us from inventory losses, our risk of loss associated with obsolete or slow moving inventories would increase. The table below depicts our reserve for slow moving and obsolete inventory, incurred or recovered, and write offs or recoveries during each quarter of 2007 and 2006. Write-offs of inventory have no effect on either our results of operations or cash flows, only expense impacts our earnings.

Inventory Reserve	2007	2006
	(dollars in thousands)
Balance at December 31	$4,970	$5,115
Add: Charges to expense	100	96
Deduct: Write-offs	12	255

Balance at March 31	$5,058	$4,956
Add: Charges to expense	220	197
Deduct: Write-offs	3	233

Balance at June 30	$5,275	$4,920

Add: Charges to expense (recoveries)	99	(50)
Deduct: Write-offs	19	61

Balance at September 30	$5,355	$4,809

Percentage of Gross Inventory	8.0%	7.3%

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
Self Insurance and Related Reserves
We are self-insured for certain losses relating to group health, worker’s compensation, and casualty losses, subject to an aggregate stop loss limit of $1.3 million. We utilize third party administrators to process and administer all related claims. We accrue an estimate for incurred but not reported claims and related expenses based upon historical experience. The accrual for incurred but not reported claims relating to group health, worker’s compensation, and casualty losses totaled approximately $1.3 million at September 30, 2007 and $1.5 million at December 31, 2006. The accuracy of our accrual for incurred but not reported claims is entirely dependent on future events that are subject to change. Because we are self-insured, an increase in the volume (frequency) or amount (severity) of claims in the future may cause us to record additional expense that was not estimable at September 30, 2007. We are not aware of any increasing frequency or severity of individual claims.
Accounting for Uncertainty in Income Taxes
As of the beginning of our 2007 fiscal year, the total amount of gross unrecognized tax benefits, which is reported in other liabilities in our consolidated balance sheet, was $0.3 million. This amount could impact our effective tax rate over time, if recognized. In addition, we accrue interest and any necessary penalties related to unrecognized tax positions in our provision for income taxes. As of January 1, 2007, we accrued less than $0.1 million of gross interest and penalties, which are included in other long-term liabilities.
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
No change occurred in the Company’s internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the most recent fiscal quarter ended September 30, 2007 that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.
PART II. OTHER INFORMATION
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
On February 23, 2005, the Company’s Board of Directors approved a repurchase program pursuant to which the Company is authorized to repurchase up to $5.0 million of its outstanding shares of common stock (“Stock Repurchase Program”) over a period of 24 months from the inception of the Stock Repurchase Program. On February 21, 2007, the Company’s Board of Directors approved an expansion of the Stock Repurchase Program to include an additional $5.0 million of common stock through December 31, 2009. For the three months ended September 30, 2007, the Company did not purchase any shares of its common stock pursuant to the Stock Repurchase Program or otherwise. As of September 30, 2007 the Company was authorized to purchase up to $5.3 million of shares of its common stock under this repurchase program.

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

INDUSTRIAL DISTRIBUTION GROUP, INC.
Date: November 9, 2007	/s/ Jack P. Healey
Jack P. Healey
Executive Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Accounting and Financial Officer)