Form 10-K
period 2007-12-31
INDUSTRIAL DISTRIBUTION GROUP INC
filed 2008-03-14
CIK 1042351

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2007
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
None
(Title of Class)
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     Yes ☐     No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.     Yes ☐     No ☑
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑     No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☑	Non-accelerated Filer ☐	Smaller Reporting Company ☐
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes ☐     No ☑
The aggregate market value of the voting stock held by non-affiliates (which for purposes hereof are all holders other than executive officers and directors) of the Registrant as of June 30, 2007 was $88,043,157 (based on 7,798,331 shares held by non-affiliates at $11.29 per share, the last sales price on the NASDAQ on June 29, 2007).
     The number of shares outstanding of the registrant’s common stock as of February 18, 2008 was 9,605,002.
DOCUMENTS INCORPORATED BY REFERENCE
     Portions of the Registrant’s definitive Proxy Statement for the 2008 Annual Meeting of Stockholders are proposed to be incorporated by reference, to the extent indicated under Items 10, 11, 12, 13, and 14, into Part III of this Form 10-K.

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
     Our FPS customers, which account for 62% of our business, range from mid-market (i.e., between $50,000 and $500,000 in annual revenues) to large market (i.e., greater than $500,000 in annual revenues) accounts. We believe that, as we widen our FPS services and product availability, we will continue to position IDG to proactively address the increasing demands of customers for ways to reduce their overall MROP costs and enhance their operating efficiencies. In many of our FPS arrangements, we seek to answer these demands by providing an annual reduction in our customer’s total MROP procurement costs through our Documented Cost Savings Program. We are able to offer this service by reducing costs and leveraging our expertise and our ability to analyze a customer’s acquisition, possession, and application processes for MROP products to design and implement a customized program that improves and streamlines those processes. The specific programs we design may include improving the customer’s production and procurement processes, standardizing the products they use, reducing the number of suppliers from which they purchase products, or developing storeroom management arrangements that outsource to us some or all of their MROP procurement and management functions. Our MROP customers, which account for 38% of our business, tend to be less than $500,000 in annual revenue and purchase our products through a variety of methods, including direct sales, e-commerce and call centers staffed by trained inside customer service representatives. These customers buy our products for their availability and price and for our specialized product application expertise in addition to our relationships with some of the strongest suppliers in the industry.
     We currently have sales coverage in 43 of the top 75 manufacturing markets in the United States as well as in certain markets in China. We have approximately 12,000 active customers (customers that purchased at least one item in the last 12 months), which includes a diverse group of large and mid-sized national and international corporations, including PPG Industries, Danaher Corporation, BorgWarner Inc, Kennametal, Inc, Honeywell, The Boeing Company, Corning Incorporated, Case New Holland, and Duracell as well as many local and regional businesses. Based on 2007 sales of $537.5 million, we believe IDG is among the top 20 MROP providers and the top five operators of storeroom management sites in the nation.

Industry Overview and Trends
     Manufacturers, processors, and other producers of industrial, commercial, or consumer products have a continual need for a broad range of MROP products. The industrial MROP products industry, in which we participate, is highly competitive. We estimate that the size of the industrial MROP market is approximately $100 billion annually. However, the entire U.S. MROP market is estimated to be in excess of $240 billion annually. This broader market includes electrical, PVF (pipes, valves, and fittings), power transmission, and other product categories in which we participate to a lesser extent than the industrial MROP product market.
     The industrial MROP products industry is highly competitive and features numerous distribution channels, including: international, national, regional, and local distributors; internet suppliers; large catalog warehouses; and manufacturers’ own sales forces. Consolidation presents new competitors to the MROP market, whereby existing competitors are merging to achieve economies of scale and increase efficiencies, which may strengthen their competitive position relative to us. Consolidation in the industry enables customers to focus on the convenience due to broader product line availability, cost savings, and economies of scale associated with a reduced number of suppliers who are capable of providing superior service and product selection. We believe these trends will continue into the near future and could further enhance competition.
     In today’s marketplace, business-to-business solutions provide customers with the option to outsource the commodity management aspects of MROP. As manufacturers have focused on their core manufacturing or other production competencies, they have increasingly outsourced their MROP procurement, management, and application processes in search of more comprehensive MROP solutions that include technology solutions that we provide. Our business-to-business solutions include Internet-based platforms used to create procurement solution strategies allowing us continued opportunities for growth. During 2007 we tested an e-catalog/procurement solution which is integrated with our ERP for select customers. During 2008 we plan to make the solution available to a select group of our General MROP customers. This solution is anticipated to open a new distribution channel and improve convenience to our existing customers.
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
Flexible Procurement Solutions ™ (FPS)
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
     We believe that the ability and flexibility to provide the ideal combination of MROP services required by each customer is the key to capturing market share for our business. The prerequisites for doing so will continue to evolve, and we will remain vigilant in assessing the needs of and developing solutions for our existing and prospective new customers. At December 31, 2007, we had arrangements in place to provide FPS services to 260 customers covering 319 sites, including 98 storeroom management sites covering 51 customers.
     Spectrum of Service Offerings
     The spectrum of services we offer in designing and implementing FPS for customers is broad and encompasses all phases of a customer’s MROP cycle — that is, the acquisition, possession, and application of MROP products. Our extensive process knowledge and the product expertise of our associates are key elements that allow us to present cost saving solutions to our customers in all of these phases. For example, our comprehensive product line supports our commitment to acquire and deliver the most appropriate product to our customers. In addition to maintaining approximately 100,000 stock-keeping units (“SKUs”), as well as special items in stock for our General MROP customers, we can provide virtually any MROP item a customer may require. It is customary for us to replicate all products our customers use when implementing a storeroom management site. Our proprietary stand-alone software programs provide a sophisticated system for our customers to accurately track their possession and use of these products. Our software allows us to segregate between customer and IDG-owned inventory. It also tracks the consumption and identifies cost saving opportunities. Moreover, our industry-specific experience and extensive product knowledge enable us to assist in the application of MROP products by evaluating manufacturing processes and the MROP products they use. We have available to our customers certain product specialists that assist with training and the application of a product to a particular manufacturing process. Our understanding of the most appropriate product for specific customer applications helps us to identify the MROP product best suited for a customer’s specific need, or we may suggest process re-engineering in order to lower the customer’s total manufacturing costs.
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
     In addition to identifying and supplying the particular products a customer requires (in the proper quantities and at the proper times), our specialized services may include any one or more of the following to assist the customer in the acquisition, possession and application phases of the MROP cycle:
•	providing consolidated billing for MROP products and producing customized management reports for customers regarding purchases and inventory levels;

•	installing computer software and hardware to implement an electronic data interchange system (EDI) to enable the customer to order products electronically and in some cases automatically;

•	providing storeroom design and reorganization services to reduce inefficiencies, redundancies, obsolescence, and shrinkage;

•	bar coding products in a customer’s tool crib to control inventory and track consumption by product, employee, and/or cost center;

•	installation of product vending machines and other automated dispensing solutions;

•	Commodity Management Solutions including Vendor Managed Inventory (VMI) arrangements; and

•	providing the management and procurement of entire commodity groups utilizing our proprietary software to enable product rationalization, supplier surveys, supplier requests for quotes, quotation analysis, supplier selection, and contract awards.
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
In addition, in a storeroom management relationship, we, rather than the customer, may own the inventory in the tool crib. At December 31, 2007 approximately $22.6 million (or 34.5%) of our total inventory resided at customer sites. We do not own all of the inventory in a customers’ tool crib. Typically the inventory we have on site is approximately 20% of our customer’s total MROP inventory.
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
General MROP Sales
     Program and Approach
     Our General MROP sales program enables us to add value to the acquisition and application of MROP products to our customers whose scale of operations and business needs may not warrant an integrated solution, or who otherwise do not perceive sufficient benefits from utilizing our other FPS business process outsourcing services. Even where they do not desire one of our more comprehensive FPS service offerings, manufacturers are nonetheless continuously seeking ways to improve their processes and reduce their costs. In pursuit of such improvements, the “speed” and “feed” of products on a production line is crucial to manufacturers. A small modification in product selection can have a profound impact on the speed of a manufacturing process. As a result, a high level of knowledge about product application as well as selection is important to successful General MROP sales. Our associates are trained specifically to assist customers in making intelligent cost-saving purchases, with the goal of lowering the customer’s total MROP procurement costs. Our customer service representatives are dedicated to answering specific customer inquiries, assisting customers with the operation of products, and finding low cost solutions to manufacturing problems. We believe these factors significantly enhance our volume of repeat business, and they are an integral part of our overall customer costs reduction program and total procurement solutions.
     Our General MROP sales approach includes sourcing custom products for our customers in addition to providing those customers with a broad range of industrial MROP products at competitive prices. Our product offering is highly specialized. It is through our 170 customer service representatives and product specialists that we match the right product with the right application.
Products
     We believe that the fundamental requirement of our distribution business is getting customers the MROP products they need, when they need them. In order to do so, we offer a full line of industrial MROP products, with approximately 100,000 SKUs in stock for our General MROP customers. In addition, we often maintain supplies of special items for regular customers, and we are able to supply virtually any special order MROP item at a competitive price. In order to achieve cost savings for us and for our customers, we periodically review our special order activities to identify items ordered with sufficient frequency to warrant inclusion in our stock.

     Our principal product categories include cutting tools, abrasives, hand and power tools, maintenance equipment, coolants, lubricants, adhesives, compressors and safety products. We are able to offer significant depth and breadth in our core product lines throughout our nationwide operations. Our offering of specific products from multiple manufacturers, at different prices and quality levels, permits us to offer the product that provides the best value for the customer. We also have available to our customers certain product specialists that assist with training and the application of a product to a particular manufacturing process.
     On an individual location basis, our products may be ordered electronically, by telephone, or by facsimile, and in some cases automatically through pre-approved order quantities. We seek at all times to provide our customers with the most convenient method of selecting and ordering products, which in the future may include paper and electronic catalogs and other electronic commerce. To facilitate “on time” delivery of our products, we have consolidated our stock MROP products. We have 11 distribution centers located across the United States and smaller warehouses with customer specific inventory. Over the past several years we have consolidated our “branch” based operations into a distribution center/sales office module. This has improved fill rates while reducing our occupancy costs. Currently we ship our products from regional distribution centers and satellite centers.
     We currently obtain products from more than 7,500 suppliers for our General MROP business. During 2007, no vendor provided as much as 7% of the products we sold, however, 10 suppliers account for approximately 28% of all General MROP sales. We believe we are not materially dependent on any one vendor or small group of vendors.
     The following table sets forth illustrative examples of the myriad products we supply, organized by principal categories of MROP products, and also shows our sales of such products as a percentage of our aggregate product revenue for 2007:

		% of
		Aggregate
Product Category	Typical Products	Revenue
Cutting Tools	Drills, Taps, Carbide Tools, End Mills	26.8%
Abrasives	Grinding Wheels, Sanding Belts, Discs, Sheets or Rolls	13.6%
Coolants, Lubricants, and Adhesives	Metal Cutting Coolants, Aerosols, Industrial Adhesives	8.0%
Safety Products	Gloves, Signs, Absorbents, Glasses	6.4%
Power Tools	Air and Electric Drills, Impact Wrenches, Screwdrivers	5.9%
Hand Tools	Wrenches, Socket Sets, Screwdrivers, Hammers	5.4%
Machine Tools and Accessories	Milling Machines, Work Holding Vises, Tool Holders	5.4%
Maintenance Equipment and Supplies	Hydraulic Tools, Paint, Lubrication Equipment	5.2%
Material Handling Equipment	Hoists, Slings, Chain, Shelving, Casters	2.7%
Machinery	Metal Removal Equipment, Metal Forming Equipment, Air
	Compressors	2.1%
Tapes	Masking, Filament and Duct Tape	1.9%
Fasteners	Socket Screws, Hex Screws, Anchors	1.8%
Electrical	Fuses, Electrical Switches, Controls, Lighting	1.6%
Saw Blades	Band, Hack, Hole, Jig Saw Blades	1.5%
Brushes	Wire Wheel, Floor Brooms	1.2%
Welding Equipment and Supplies	Welders, Weld Rod	1.1%
Industrial Pipes, Valves, Fittings and Metal Goods	Pipes, Valves, Fittings, Angle Iron, Conduit	1.1%
Quality Control Products	Electronic Calipers, Micrometers	1.0%
Contractor Supplies	Power-Actuated Tools, Ladders, Shovels	0.9%
Tool & Die Supplies	Ground Stock, Drill Rod, Die Sets	0.7%
Fluid Power	Hydraulic and Pneumatic Valves, Cylinders, Pumps	0.6%
Power Transmission Equipment	Belts, Drives, Bearings, Gears, Pulleys	0.5%
Industrial Hose	Air Hose, Water Hose	0.4%
Other Products		4.2%

Total		100.0%

Customers
     Our active customers (customers that purchased at least one item in the last 12 months) number approximately 12,000 and, include a broad range of industrial, commercial, and institutional users of MROP products, from small local machine shops to regional, national, and multi-national corporations such as PPG Industries, Danaher Corporation, BorgWarner Inc, Kennametal, Inc, Honeywell, The Boeing Company, Corning Incorporated, Case New Holland, and Duracell. For 2007, we sold products to over 1,000 customers who purchased at least $50,000 of products, and no single customer accounted for more than 5% of our net sales.

     We intend to continue to serve a large number and wide variety of customers. Our principal customers (in terms of the amount of services and products acquired from or through us) will likely continue to be divisions of large international and national corporations. Our focus on expanding our customer base is three-fold: first, the business will be expanding through our e-procurement solution and a focused marketing effort to our General MROP customers; second, our storeroom management sites will be marketed to customers with the size and breadth of MROP use to justify the investment; and third, we intend to continue to place special emphasis on marketing and selling our services and products to middle-market industrial consumers. We believe these three approaches will promote sales growth over the next year.
     We continue to diversify into new customer segments, strengthen and rationalize our MROP product lines in order to acquire the scale that will help us achieve greater profitability. We continually re-evaluate our sales strategy, target markets, and our selling techniques and give our sales team tools to ensure we are targeting and implementing programs that best fit the customers’ needs and our profitability goals.
Sales and Marketing
     Our sales and marketing efforts are executed by four groups; Marketing, FPS Sales, General MROP Sales and Specialty Businesses. We have approximately 400 personnel dedicated to the sales and marketing team across our various international, national, regional, and local markets. The following describes each component of our sales and marketing efforts.
     The Marketing team focuses on our brand identity strategy, strategic supplier relationships, improving sales and margin through e-catalog/procurement development, strategic pricing, promotional programs for the sales team, and brand positioning. They are also responsible for providing the sales organization with the support and tools they need to successfully grow sales and market share. In addition, the marketing organization supports the sales organization and our customer base through four product directors. Our product directors are experts in their respective product lines and negotiate our purchase agreements as well as develop a product rationalization plan. In addition, they are supported by product specialists who are located in the regions and are experts in the instruction and application of safety products, cutting tools, abrasives, air and assembly tools, electrical and material handling, and General MROP products.
     Our product managers and product solution specialists play an integral part in our marketing and sales strategy for both General MROP sales and FPS solutions by focusing on the broader spectrum of MROP products and services and developing and marketing customized value-added solutions to new and existing customers. Our product specialist expertise goes beyond the sale of our products to help improve our customers’ production processes and, as a result, reduce their total procurement costs. They assist both our General MROP customers, as well as our FPS customers. Placing more focus on our product expertise helps differentiate us in the market and further improves our brand positioning in the industry.
     The FPS sales structure consists of a national sales team, implementation team, and operations team. Our FPS selling strategy is directed by our Vice President of FPS who is responsible for the management of our FPS sales and site implementations company-wide. Once FPS sites have been implemented and are operational, the site becomes the responsibility of the Regional President where the FPS site is located. At our 98 storeroom management sites we have approximately 375 associates that fulfill orders on-site and focus on our customers’ cost savings.
     The FPS national sales team consists of eight sales associates who focus on selling all solutions we have to offer as well as increasing closure rates. The implementation team enables us to more effectively manage our implementation resources so that we can implement sites in a more timely and consistent manner while providing a higher level of customer satisfaction. The FPS operations team consists of area managers in each region who share best practices and continue to standardize processes to ensure each site can run successfully at full potential. In order to accomplish the key elements of a successful FPS program, we have placed significant emphasis on training our associates in order to meet the site implementation deadlines and operational standards of performance at each customer site. Our FPS Sales teams are assisted by a team of five associates dedicated to FPS contract and operational analysis as well as 10 associates who, in addition to their other responsibilities, perform operational audits to ensure quality and compliance. These associates ensure both the profitability of existing sites and customer satisfaction.
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
     We have 140 outside sales representatives and 170 inside customer service representatives that are each dedicated to one of the sales teams noted above. These associates are supported by 20 sales managers as well as the corporate marketing team, including regionally deployed product specialists and four Regional and Specialty Business Presidents. Our outside sales representatives call on designated customers and are responsible for providing service and technical support to those customers. Our outside sales representatives utilize our product and solution specialists as needs arise at specific customers to assist with the application processes with respect to specific products. Our inside sales/customer service representatives are responsible for certain types of direct customer service and order entry, but primarily focus on supporting the outside sales representatives with respect to each of their customers.
     Our Specialty Businesses include: Boring Smith, which serves the manufactured housing and recreational vehicle industries with a nationwide sales footprint; Ensco Supply, which serves the commercial construction supply industry primarily in North and South Carolina; IDG Company d/b/a Taylor Air and Scale, which is a leading supplier of compressed air system equipment in the Eastern Pennsylvania area and Tennessee.
Competition
     In general, we compete with different competitors in our General MROP business than we do in our FPS sales. Our General MROP sales force competes against many small enterprises who sell to customers in a limited geographic area. In addition, we compete against several large MROP distributors that have significantly greater resources than we do, particularly those focused on retail locations and e-commerce solutions for small to mid-sized customers. Certain of our competitors sell identical products for both lower and higher prices than we offer. In our General MROP business, customer purchasing decisions are primarily based on one or more of the following criteria: price, product selection, product availability, level of service and convenience. We believe, especially in light of our recent operational and matrix realignment, that we compete effectively on all such criteria.
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
Management Information Systems
     During 2007, we completed the final stage of the conversion of our three disparate regional operating systems to the Infor SX.enterprise computer platform. The software is designed for distributors who handle a significant number of one time buys — referred to as non-stock items. We have already begun to benefit from our consolidated information technology solution to fulfill our customers’ requests on a more timely basis and at consistently higher service levels, and enable us to better manage inventory requirements company-wide in order to fulfill orders more effectively. As important, it has provided us valuable business intelligence regarding the profitability of our business.
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
Personnel
     We had approximately 1,240 full-time associates as of December 31, 2007. Of these, approximately 400 associates are employed off-site at our customers’ storeroom management facilities as part of our FPS relationships. Fourteen of our associates are employed pursuant to collective bargaining agreements with local unions affiliated with the International Brotherhood of Electrical Workers and the International Brotherhood of Teamsters. We believe that we enjoy good relations with these associates, and we have not experienced work stoppages. We believe our business relationships are good with all of our associates.
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
Leadership and Organizational Structure
     The Company is led by key officers including the Chief Executive Officer and the Chief Financial Officer. Our associates work in a matrix organization whereby they are arranged by functional activity nationwide. Each business function has a Director level associate who is responsible for both internal and external customer support. Each Director reports to one of the key officers listed below.
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

Name	Age	Position
Charles A. Lingenfelter	57	President and Chief Executive Officer
Jack P. Healey	48	Executive Vice President, Chief Financial Officer, and Secretary
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
Our exploration and identification of strategic alternatives may have an adverse impact on our operating results and/or financial outlook, and, if a strategic transaction is not consummated, our stock price is likely to be adversely affected.
     On July 30, 2007, we announced that our Board of Directors had authorized a process to identify, review and evaluate potential strategic alternatives for our company in an effort to enhance and unlock realizable value for our stockholders. On February 20, 2008, we announced that, as a result of the review process, we had signed a merger agreement to be acquired by an affiliate of Platinum Equity Advisors, LLC. There are various risks and uncertainties as a result of the strategic alternatives process we conducted and the merger transaction we have proposed, including: (i) the required approval of the merger transaction by our stockholders, (ii) satisfaction or (if permitted) waiver of the other conditions to the merger transaction, many of which involve factors that are unknown or impossible to predict and beyond our ability to control, and (iii) potential perceived uncertainties as to our future direction that may result in increased difficulties and expense in recruiting and retaining employees, and that may also impact our relationships with various other constituencies, such as customers and vendors. Any of the foregoing could have a material adverse affect on our operating results and/or financial outlook. In addition, if the ultimate result of our review of strategic alternatives is a transaction (or other outcome) that is different from what the market expects, it is likely that our stock price would be adversely affected.
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
Storeroom management customers are large in size and generate average annual revenue of approximately $2.6 million per site. If we are not able to provide acceptable customer service or renew these contracts at profitable levels, we may not be able to replace the business lost.
     In most cases, our FPS solutions generate significant savings for our customers during the first few years of the contract. However, there also comes a point when we have brought the customer to maximum efficiency, and our customers request lower product pricing. In most cases we are not willing to sacrifice our margins of profitability. As a result, customers may not renew or may exercise their cancellation rights under these contracts and may hire the competition or bring the outsourced function of inventory management back in house. In addition customer satisfaction is more challenging at a storeroom management site. We are constantly challenged to provide better service and if we fail to continue to improve our service levels we may lose the business. However, we believe that we are able to compete effectively because of our ability to address the MROP needs of our customers by providing value-added services and solutions that enable them to improve productivity and reduce costs. Sometimes, even with exceptional service, a change in ownership or management at one of our customers may result in our termination. Most storeroom management sites are contractually obligated, and there is a 90-day cancellation clause that may be exercised by either party. During 2007 we experienced such disengagement with one of our larger customers. This customer represented six sites and annual revenue of $14 million.
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
A change in our pricing model to “list less discount” from a “cost plus mark-up” for General MROP customers may result in lost sales volume.
     Management believes that our historical pricing model and practice have resulted in pricing our products below the market rate for several years. Management believes that a list less discount pricing model is necessary to improve overall profitability and retain many of the purchasing benefits we receive from our suppliers. Revising our pricing model from a cost plus mark-up model to a list price less discount enables us to capture the efficiencies of aggregated pricing of products, as well as price more competitively by product category. We began in 2007 to modify the pricing of our smallest customers. In 2008 we shall concentrate on the remainder of our General MROP customers. The ultimate established price charged to a customer will be based upon the product we sell and the volume of sales relative to our business with the customer. As we change this pricing methodology, it may have an adverse effect on our sales volume to some of our customers.
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
     Our corporate offices are subject to a lease and are located in approximately 9,200 square feet of office space at 950 East Paces Ferry Road, Suite 1575, Atlanta, Georgia. This lease has a term extending to August 31, 2009.
     As of December 31, 2007, we own three and lease 32 operating properties in the United States for our warehouse, sales, and administrative offices. We also lease two properties in a foreign country. Certain property locations contain multiple operations such as a warehouse and a sales office. The facilities range in size from less than 1,000 square feet to over 120,000 square feet. Leases for the facilities expire at various periods between 2008 and 2020. The aggregate annual lease payment for real properties in 2007 was approximately $3.9 million.
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

		Price Range
		High	Low
2006
	First Quarter	$8.45	$7.60
	Second Quarter	$9.99	$8.06
	Third Quarter	$9.06	$7.92
	Fourth Quarter	$9.89	$8.15
2007
	First Quarter	$13.19	$9.89
	Second Quarter	$13.60	$9.50
	Third Quarter	$11.43	$8.40
	Fourth Quarter	$11.94	$9.50
     As of February 25, 2008, there were 145 holders of record of our common stock. Investors who beneficially own shares of our common stock held in “street name” by brokerage firms or similar holders are not included in this number. Accordingly, based upon the quantities of periodic reports requested by such brokerage firms in the past, we believe that the actual number of individual beneficial owners of our common stock exceeds 1,800.
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
Purchases of Equity Securities by the Issuer
The following table sets forth information about our purchases of our common stock during the full year (as well as during the quarter) ended December 31, 2007. All such purchases were made pursuant to our repurchase program publicly announced on February 23, 2005, under which our Board of Directors approved up to $5.0 million of repurchases. On February 21, 2007, our Board of Directors approved the extension of the Stock Repurchase Plan to December 31, 2009 and provided for the purchase of up to an additional $5.0 million of common stock.

			Total Number	Approximate
			of Shares	Dollar Value of
	Total Number of		Purchased as Part	Shares that May Yet
	Shares	Average Price	of Publicly	Be Purchased Under
Period	Purchased	Paid Per Share	Announced Program	the Program
12/31/06 Balance	471,881	$8.75	471,881	$868,889
First Quarter Total	—	—	—	$5,868,889
Second Quarter Total	50,800	$10.62	50,800	$5,329,223
Third Quarter Total	—	—	—	$5,329,223
Fourth Quarter Total	—	—	—	$5,329,223
2007 Total	50,800	$10.62	50,800	$5,329,223
Since Inception of Plan	522,681	$8.94	522,681	$5,329,223

Five Year Stock Performance Graph
     Set forth below is a line graph comparing the percentage change in the cumulative total stockholder return of the Company’s Common Stock against the cumulative total return of the Russell 2000 Index and the Media General SIC Code 508 — machinery, equipment and supplies — Index for the period commencing on December 31, 2002 and ending on December 31, 2007.

	2002	2003	2004	2005	2006	2007
INDUSTRIAL DISTRIBUTION GROUP	100.00	180.52	269.48	262.34	321.10	373.38
SIC CODE INDEX	100.00	128.04	173.38	253.34	290.61	344.30
RUSSELL 2000 INDEX	100.00	145.37	170.81	176.48	206.91	196.40

Item 6.	Selected Financial Data.
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

	Year Ended December 31,
	2007	2006	2005	2004	2003
	(Dollars in thousands, except per share data)
Statements of Income Data:
Net sales	$537,456	$547,874	$538,847	$529,175	$483,442

Gross profit	122,992	121,062	117,571	115,712	107,893
Selling, general, and administrative expenses	114,602	108,244	107,033	105,599	101,518

Operating income	8,390	12,818	10,538	10,113	6,375
Net earnings	$4,051	$6,785	$5,421	7,314	2,361
Earnings per common share:
Basic	$0.43	$0.72	$0.58	$0.78	$0.26
Diluted	0.42	0.70	0.56	0.75	0.26
Balance Sheet Data:
Working capital	$85,823	$93,643	$75,640	$77,222	$74,708
Property and equipment, net	4,352	4,928	4,672	7,277	7,161
Total assets	145,692	160,012	140,328	146,062	133,300
Total debt	11,188	24,423	12,901	22,281	26,533
Stockholders’ equity	$81,160	$76,324	$70,311	$64,783	$56,398

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
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
Analysis of FPS and General MROP Revenue/Cost Structures
     In FPS arrangements in which we become the exclusive or primary supplier of a large volume of MROP products to a customer (as occurs with a storeroom management contract), our revenues typically include a component for management fee revenues that are designed to cover our administrative and overhead costs along with product revenues. These additional revenue sources from FPS arrangements will tend to yield higher profitability relative to General MROP sales involving the same level of product volume as FPS sales have lower selling and administrative costs. We often offer volume discounts on products to the customer as part of the overall FPS arrangement, in order to achieve mutually beneficial results for the customer and us. In FPS arrangements where we derive a portion of our revenues from management fees, the mix of product sales versus management fee and gain sharing revenues may cause our gross margin as a percentage of net sales to be higher, even if our product sales are lower. However, more often than not product discounts yield a lower gross margin from FPS sales as product volume increases relative to service and gain sharing revenues. General MROP customers purchase products at higher rates due to the amount of overhead cost we incur, which results in higher gross margin.

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
     As a result of our cost structures, management believes that our FPS business is more profitable than our General MROP and Specialty businesses. Once all company overhead has been allocated we believe that the General MROP operations are unprofitable with the company profit being driven by the FPS and Specialty businesses.
Summary Comparison of FPS and General MROP Sales Results
     The following summary of our sales and gross profit for the past three years reflects the trend we see with respect to the demand for FPS services among our MROP customers, which we believe supports our recognition of a similar trend within the industry in general.
     Our total sales for 2007, 2006, and 2005 were $537.5 million, $547.9 million, and $538.8 million, respectively. Of these amounts, FPS sales (including sales pursuant to storeroom management arrangements) have increased steadily, both in dollar value and as a percentage of total sales, as reflected in the following table. We expect the upward trend in FPS sales to continue for the foreseeable future.

	Year Ended December 31,
	2007		2006		2005
	Net Sales	%	Net Sales	%	Net Sales	%
	(dollars in millions)
FPS Sales, including storeroom management	$332.0	61.8%	$325.4	59.4%	$301.9	56.0%
FPS Gross Profit	$68.8	20.7%	$66.9	20.6%	$60.4	20.0%
General MROP Sales	$205.5	38.2%	$222.5	40.6%	$236.9	44.0%
General MROP Gross Profit	$54.2	26.4%	$54.2	24.4%	$57.2	24.1%
Total Sales	$537.5	100.0%	$547.9	100.0%	$538.8	100.0%

Total Gross Profit	$123.0	22.9%	$121.1	22.1%	$117.6	21.8%

The percentage denotes a percentage of total for sales, and the gross profit percentage on sales for the respective line item.

Results of Operations
     The following table sets forth a summary of our operating data and shows this data as a percentage of net sales for the periods indicated:

	Year Ended December 31,
	2007		2006		2005
	(dollars in thousands)
Net sales	$537,456	100.0%	$547,874	100.0%	$538,847	100.0%
Cost of sales	414,464	77.1%	426,812	77.9%	421,276	78.2%

Gross profit	122,992	22.9%	121,062	22.1%	117,571	21.8%
Selling, general, and administrative expenses	114,602	21.3%	108,244	19.8%	107,033	19.8%

Operating income	8,390	1.6%	12,818	2.3%	10,538	2.0%
Interest expense	1,617	0.3%	1,434	0.2%	1,493	0.3%
Other income, net	98	0.0%	60	0.0%	36	0.0%

Earnings before taxes	6,871	1.3%	11,444	2.1%	9,081	1.7%
Provision for income taxes	2,820	0.5%	4,659	0.9%	3,660	0.7%

Net earnings	$4,051	0.8%	$6,785	1.2%	$5,421	1.0%

2007 Compared to 2006
Net Sales
     Net sales decreased $10.4 million or 1.9%, to $537.5 million from $547.9 million in the prior year. There was one additional selling day in the current year. Total FPS revenue increased $6.7 million, or 2.0%, to $332.0 million from $325.4 million in 2006. Our FPS revenue comprised 61.8% of total revenue, compared to 59.4% in the prior year. As of December 31, 2007 we had 319 FPS sites, of which 98 were storeroom management sites, as compared to 352 sites as of December 31, 2006, 101 of which were storeroom management sites. Driving the overall improvement in FPS revenue was existing customer growth, primarily from sites implemented in 2006 that began to run at full capacity in 2007. This increase was partially offset by the decrease in the number of FPS sites during 2007. Our average annual FPS revenue per site increased 12.6%, or $0.1 million in 2007.
     General MROP revenue decreased $17.0 million, or 7.6%, to $205.5 million from $222.5 million in 2006. The most significant impact was the overall downturn in the production levels in the automotive and transportation industry. Lower production levels for recreational vehicles, made up $4.9 million of the decline as consumer demand slowed in 2007. In addition, in late 2006 we had an influx of orders related to the heavy truck industry, as purchases were being made in advance of the industry implementing new trucking emission standards. This buying pattern was not repeated in 2007, and its absence led to $1.8 million of the variance from 2006. Additionally, an estimated $6.8 million of revenue was lost as a result of attrition of our smaller customer base due to service issues encountered in conjunction with our ERP systems conversion in 2006 and the new pricing model implemented in early 2007.
Cost of Sales
     Cost of sales decreased $12.3 million or 2.9%, to $414.5 million from $426.8 million in 2006. As a percentage of sales, cost of sales decreased to 77.1% as compared to 77.9% in the prior year. The decline in cost of sales resulted in a 0.8 percentage point increase in gross profit margin. General MROP margin improved by 2.0 percentage points (or 200 basis points) primarily as a result of company-wide efforts to implement better pricing practices and improve sales associate training. FPS margin improved by 0.1 percentage points (or 10 basis points) due to maintenance of profitability standards on FPS contracts as well as the improvement of recovery rates on service billings. Partially offsetting these improvements was a decline in rebate income combined with an increase of inbound freight charges both of which had a negative impact on total gross margin of 0.2 percentage points (or 20 basis points).
Selling, General and Administrative Expenses
     Selling, general and administrative expenses increased $6.4 million, or 5.9%, to $114.6 million from $108.2 million in 2006. As a percentage of sales, total selling, general and administrative expenses increased to 21.3% from 19.8% in the prior year. Salaries and benefits increased $4.3 million, which is the most significant component of the variance and was due to several factors including: (i) an increase of $2.5 million in personnel costs associated with storeroom management sites, (ii) an increase of $1.1 million for temporary labor and overtime required by our associates in the earlier part of 2007 in order to manage the increased transactional requirements from the IT system conversion completed in 2006, (iii) an increase in our self-insured healthcare expense of $0.6 million due to higher claims activity, and (iv) other items such as severance costs, which include non-compete agreements, related to the reorganization of certain processes were $0.4 million higher than prior year. These were partially offset by a reduction in management bonus expense due to financial performance.
     Other items which attributed to the rise in selling, general and administrative expense were: (i) $1.3 million of incremental expense related to the service and lease costs for our new ERP system as compared to the prior year, (ii) strategic alternatives review process expenses of $0.4 million primarily related to legal and other professional services, (iii) the prior year included a non-recurring gain on the sale of real property of $0.3 million, (iv) bank fees increased $0.2 million due to certain customer specific payment programs and (v) new initiatives to improve our pricing model resulted in incremental costs of $0.2 million. Partially offsetting these items was a reduction in travel expenses of $0.3 million due to cost containment efforts implemented in the latter half of 2007 as well as non-recurring conversion related travel expenses incurred in the prior year.
Operating Income
     Operating income was $8.4 million, or 1.6% of sales, as compared to $12.8 million, or 2.3% of sales, in 2006. The decrease in operating income was the result of a reduction in sales volume combined with increased costs, primarily associated with conversion related activity and strategic alternative review costs. These impacts were only partially offset by improvements in gross profit.
Interest Expense
     Interest expense increased $0.2 million, or 12.8%, to $1.6 million for the year. Our average annual debt balance increased to $20.0 million from $18.5 million in the prior year. In addition, our average annual interest rate increased to 7.2% from 7.0% in the prior year.
Provision for Income Taxes
     The provision for income taxes decreased by $1.8 million to $2.8 million, from $4.7 million in the prior year, primarily due to a reduction in operating income. Our effective rate was 41.0% as compared to 40.7% for the prior year. The increase in the effective rate was driven by a larger portion of permanent tax differences for taxable income and an increase to our tax contingency reserve recorded in accordance with FASB Interpretation No. 48.
2006 Compared to 2005
Net Sales
     Net sales increased $9.0 million, or 1.7%, to $547.9 million in 2006 from $538.8 million in the prior year. The number of selling days were the same year-over-year. Total FPS revenue grew $23.5 million, or 7.8%, to $325.4 million in 2006 from $301.9 million in 2005, despite an estimated $1.4 million to $1.6 million decline in revenue during our second quarter as a result of some disruption we experienced with phase one of the IT system conversion. As a percentage of total sales, FPS revenue grew from 56.0% in 2005 to 59.4% in 2006. As of December 31, 2006, there were 352 FPS sites, including 101 storeroom management arrangements, as compared to 341 sites at December 31, 2005, 103 of which were storeroom management sites. The growth in FPS was primarily attributable to three factors; (i) a net increase of 11 new FPS sites, (ii) a $3.0 million increase from one-time inventory sales, and (iii) increased market share at existing customers. Our average annual FPS revenue per site increased 4.4%, or less than $0.1 million in 2006.
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

Cost of Sales
     Cost of sales decreased as a percentage of sales to 77.9% in 2006 from 78.2% in the prior year. Quantitatively, cost of sales increased $5.5 million, or 1.3%, to $426.8 million in 2006 from $421.3 million in 2005 due to greater sales volume. The decline in our cost of sales as a percentage of sales resulted in a 0.3 percentage point (or 30 basis points) increase in gross profit margin. The primary factor that led to increased gross profit was more profitable FPS customer arrangements, primarily due to increased services billings, including management, administrative and implementation fees. In addition, General MROP experienced greater gross margin due to improved pricing and more favorable purchasing terms from our suppliers.
Selling, General and Administrative Expenses
     Selling, general and administrative expenses remained constant from 2005 as a percentage of sales at 19.8%. The absolute dollar amount increased $1.2 million, or 1.1%, to $108.2 million from $107.0 million in the prior year reflecting our greater sales volume in the current year. Salaries and benefits increased $2.0 million for 2006 which was primarily a result of increasing headcount, increased commissions attributable to sales growth over the prior year, and $0.6 million of overtime associated with our IT system conversion as well as the consolidation of facilities. As a result of these same factors, travel and entertainment expense increased $1.0 million. We also increased the allowance for doubtful accounts resulting in a $0.5 million increase in bad debt expense from the prior year. This was in response to higher accounts receivable balances, as well as the prior year had a reduction in expense. During the prior year we recognized a $0.4 million gain on the sale of real property which was partially offset by a gain of $0.3 million in 2006. Partially offsetting these increases to our expenses was the nonrecurring operating expense associated with Cardinal Machinery business-unit which generated $2.0 million of expense in the prior year. In addition, there was a reduction of $0.7 million in Sarbanes-Oxley related costs incurred in the current year compared to the prior year.
Operating Income
     Operating income increased $2.3 million, or 21.6%, to $12.8 million in 2006 from $10.5 million in 2005. As a percentage of sales, operating income increased to 2.3% from 2.0% at December 31, 2005. These increases were due to the increases in sales volume and improved gross margin, notwithstanding the increase in selling, general and administrative expenses as noted above.
Interest Expense
     Interest expense remained relatively stable and decreased by less than $0.1 million, or 4.0%. Our average annual debt balance decreased to $18.5 million from $20.8 million as of December 31, 2005. Our average annual interest rate increased, however, from 5.4% at December 31, 2005 to 7.0% as of December 31, 2006, as the impact of improved borrowing rates under the 2005 amendment to our Credit Facility were more than offset by rate increases by the Federal Reserve.
Provision for Income Taxes
     The provision for income taxes increased by $1.0 million from $3.7 million in 2005 to $4.7 million in 2006 primarily due to an increase in operating earnings. Our effective tax rate was 40.3% in the prior year and slightly increased to 40.7% in the current year.
Liquidity and Capital Resources
     Capital Availability and Requirements
     At December 31, 2007, our total working capital was $85.8 million, which included $0.4 million in cash and cash equivalents. We had $10.5 million outstanding under our revolving credit facility with a syndicate of commercial banks (the “Credit Facility”) and an aggregate of $64.5 million of borrowing capacity under that facility.
     In July 2005, we amended our $100.0 million Credit Facility which we originated in December 2000, to extend the term to July 2010, improve our borrowing rate and provide for additional and more flexible capacity. The amended Credit Facility provides for a $75.0 million credit facility with an accordion option enabling us to expand the facility to $110.0 million, extends through July 18, 2010 and reduces the commitment amount on which we are charged a non-use commitment fee. The Credit Facility may be used for operations and acquisitions, and provides $7.5 million for swinglines and $10.0 million for letters of credit. Amounts outstanding under the Credit Facility bear interest at either the lead bank’s corporate rate or LIBOR, plus applicable margins, as we may select from time to time. We incur a fee of 25 basis points on the average daily-unused capacity during the term. Assets of all our subsidiaries secure the Credit Facility. Our average annual borrowing rate was 7.2% as of December 31, 2007.
     Financial covenants under our Credit Facility are required if the monthly average excess availability under the line falls below $15.0 million. In such case, the Credit Facility contains a requirement for a fixed charge coverage ratio of 1.1:1.0. Our net excess availability was $60.7 million as of December 31, 2007.
     The table below outlines our contractual cash obligations, as they come due.

	Payments Due by Period (in thousands)
Contractual Obligations	Total	2008	2009	2010	2011	2012	Thereafter
Long Term Debt	$10,513	$0	$0	$10,513	$0	$0	$0
Capital Leases	$770	$155	$155	$155	$155	$150	$0
Operating Leases	$27,357	$6,259	$4,754	$3,017	$2,060	$1,589	$9,678

Total Contractual Cash Obligations	$38,640	$6,414	$4,909	$13,685	$2,215	$1,739	$9,678

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
     Analysis of Cash Flows
     On an historical basis, net cash provided by (used in) operating activities for fiscal years 2007, 2006 and 2005 was $14.0 million, ($9.0 million), and $5.6 million, respectively. During 2007 the increase in cash flow was the result of our working capital components and better cash management. Accounts receivable activity provided cash of $9.6 million as a result of intensified collection efforts and the resolution of certain conversion-related issues. Cash used in operations in 2006 was primarily due to higher working capital requirements during our IT system conversion, some of which was a result of EDI billing process issues that delayed our receipt of payments from several large customers. In order to resolve those EDI related issues in a timely manner, resources were allocated to correct the issues that negatively affected our daily collection efforts. In addition, increased inventory levels were incurred in the second half of 2006 to improve service levels.
     During 2005, cash was provided by operations primarily as a result of net earnings. Cash used for accounts receivable was due to increased sales and cash used for inventory was due to increases in certain MROP product lines and to diversified inventories associated with new FPS accounts. These wages were partially offset by an increase in cash provided by the collection of a $0.5 million note receivable.
     Net cash (used in) provided by investing activities for fiscal years 2007, 2006 and 2005 was ($0.6 million), ($1.4 million), and $2.6 million, respectively. During 2007 cash was used to make capital expenditures in the normal course of business. In 2006, $1.5 million of cash was used to make capital expenditures in connection with the IT system conversion and facility relocation. An additional $0.6 million of cash was used to make capital expenditures in the normal course of business. During 2005, cash was provided primarily due to the sale of real property during the year that resulted in proceeds of $2.3 million. In addition, $0.8 million was provided by the sale of our Cardinal Machinery business unit during the third quarter of 2005. Partially offsetting these cash inflows was ($0.5 million) of cash used to fund capital expenditures in 2005.
     Net cash (used in) provided by financing activities for fiscal years 2007, 2006 and 2005 was ($13.3 million), $10.0 million, and ($10.6 million), respectively. In 2007, cash was used primarily for net repayments on our Credit Facility of $13.9 million. In addition, we used $0.5 million of cash to repurchase 50,800 shares of our common stock pursuant to our stock repurchase plan. The primary source of cash in 2006 was from increased borrowing under our Credit Facility as we required additional working capital during the IT system conversion. In addition, in 2006 we used $3.0 million of cash to repurchase 336,800 shares of our common stock pursuant to our stock repurchase plan. Our primary use of cash for financing activities in 2005 was $156.2 million for repayment of borrowings under the amended Credit Facility, which was partially offset by $147.3 million in cash borrowed against the Credit Facility. We also used $1.2 million in 2005 to repurchase 135,081 shares of our common stock pursuant to our stock repurchase plan. Deferred loan costs associated with the amendment of our Credit Facility used $0.6 million in cash in 2005.
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
     Allowance for Doubtful Accounts — Methodology
     We have established an allowance for uncollectible accounts based on our collection experience and an assessment of the collectibility of specific accounts. We evaluate the collectibility of accounts receivable based on a combination of factors. Initially, we estimate an allowance for doubtful accounts as a percentage of accounts receivable based on historical collections experience. This initial estimate is periodically adjusted when we become aware of a specific customer’s inability to meet its financial obligations (e.g., a bankruptcy filing or announced insolvency) or as a result of changes in the overall aging of accounts receivable. We do not believe our estimate of the allowance for doubtful accounts is likely to be adversely affected by any individual customer, since our customers are geographically disbursed and we have no individually significant customers. The table below depicts our allowance for doubtful accounts, bad debt expense incurred or recovered and write offs during 2007, 2006 and 2005. Write-offs of accounts receivable have no effect on either our results from operations or cash flows, only expense (recoveries) impact our earnings.

Allowance for Doubtful Accounts	2007	2006	2005
(dollars in thousands)
Balance at January 1	$1,382	$1,369	$2,055
Add: Charges (recoveries) to expense, net	250	370	74
Deduct: Write-offs	295	357	760

Balance at December 31	$1,337	$1,382	$1,369
Percentage of Gross Receivables	1.8%	1.7%	2.0%
     Inventories — Slow Moving and Obsolescence
     In connection with certain business arrangements (primarily our FPS solutions), we maintain certain inventories for specific customers’ needs. In some of these arrangements, the customers are required to purchase the special inventory at the time that the inventory reaches a certain age. However, for other customer relationships and inventories, we are not protected from the risk of inventory loss. In such cases, we rely on available return privileges with vendors, if any. Therefore, in determining the net realizable value of inventories, we identify slow moving or obsolete inventories that (i) are not protected by our customer agreements from risk of loss, and (ii) are not eligible for return under various vendor return programs. Based upon these factors, we estimate the net realizable value of inventories and record any necessary adjustments as a charge to cost of sales. If our inventory return privileges were discontinued in the future, or if customers were unable to honor the provisions of certain contracts that protect us from inventory losses, our risk of loss associated with obsolete or slowing moving inventories would increase. The table below depicts our reserve for slow moving and obsolete inventory, incurred or recovered, and write-offs during 2007, 2006 and 2005. Write-offs of inventory have no effect on our earnings, only charges (recoveries) impact our earnings.

Inventory Reserve	2007	2006	2005
(dollars in thousands)
Balance at January 1	$4,970	$5,115	$5,168

Inventory Reserve	2007	2006	2005
(dollars in thousands)
Add: Charges (recoveries) to expense, net	546	410	1,208
Deduct: Write-offs	291	555	1,261

Balance at December 31	$5,225	$4,970	$5,115
Percentage of Gross Inventory	8.0%	7.2%	8.0%
     Impairment of Long-Lived Assets
     We periodically evaluate property and equipment for potential impairment indicators. Our judgments regarding the existence of impairment indicators are based on legal factors, market conditions and operational performance. Future events could cause us to conclude that impairment indicators exist and that assets associated with a particular operation are impaired. Evaluating the impairment also requires us to estimate future operating results and cash flows, which also require judgment by management. Any resulting impairment loss could have a material adverse impact on our financial position and results of operations.
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
     At December 31, 2007 and 2006, the valuation allowance of $0.5 million was for certain state net operating loss carryforwards. In the future, if it becomes more likely than not that we will be able to utilize certain deferred tax benefits that are presently reserved with a valuation allowance, we may adjust the valuation allowance accordingly. In addition, if we experience a decline in earnings in the future, we may have to increase the valuation allowance.
     Self Insurance and Related Reserves
     We are self-insured for certain losses relating to group health, worker’s compensation, and casualty losses, subject to an aggregate stop loss limit of $1.3 million. We utilize third party administrators to process and administer all related claims. We accrue an estimate for incurred but not reported claims and related expenses based upon historical experience. The accrual for incurred but not reported claims relating to group health, worker’s compensation, and casualty losses totaled approximately $1.1 million at December 31, 2007 and $1.2 million at December 31, 2006. The accuracy of our accrual for incurred but not reported claims is entirely dependent on future events that are subject to change. Because we are self-insured, an increase in the volume (frequency) or amount (severity) of claims in the future may cause us to record additional expense that was not estimable at December 31, 2007. We are not aware of any increasing frequency or severity of individual claims.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk.
     We believe that our exposures to market risks are immaterial. We hold no market risk sensitive instruments for trading purposes. At present, we do not employ any derivative financial instruments, other financial instruments, or derivative commodity instruments to hedge any market risk, and we have no plans to do so in the future. To the extent we have borrowings outstanding under our Credit Facility, we are exposed to interest rate risk because of the variable interest rate under the Credit Facility. A change of 100 basis points in the market rate of interest would impact interest expense by approximately $0.1 million based on borrowings outstanding at December 31, 2007.

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
Internal Control Over Financial Reporting
     There were no changes in our internal control over financial reporting, as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, during the fourth fiscal quarter of 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
     Management’s report on the Company’s internal control over financial reporting as of December 31, 2007, including its assessment of the effectiveness of internal control over financial reporting as of that date, is included under the caption “Management’s Annual Report on Internal Control Over Financial Reporting” on page F-2 of this Annual Report on Form 10-K.

Item 9B.	Other Information.
     None.
PART III

Item 10.	Directors and Executive Officers of the Registrant.
     Our definitive proxy statement, when and if used in connection with the solicitation of proxies for our 2008 Annual Meeting of Stockholders, that would be filed with the Commission, will contain information relating to our directors and audit committee, compliance with Section 16(a) of the Exchange Act, and our Code of Ethics applicable to our chief executive, financial and accounting officers, and is hereby incorporated by reference into this Report. Information relating to our executive officers is included in Item 1 of this Report. If we are delayed in the preparation of such definitive proxy statement, or it is not otherwise to be used within the timeframe anticipated by this Item, we will file an amendment to this Report to include the above information.

Item 11.	Executive Compensation.
     The information contained under the headings “Compensation Discussion and Analysis” and “Executive Compensation” in our definitive proxy statement, when and if used in connection with the solicitation of proxies for our 2008 Annual Meeting of Stockholders, will be filed with the Commission, and is hereby incorporated herein by reference. If we are delayed in the preparation of such definitive proxy statement, or it is not otherwise to be used within the timeframe anticipated by this Item, we will file an amendment to this Report to include the above information.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
     The information contained under the headings “Voting Securities and Principal Stockholders” and “Equity Compensation Plan Information” in our definitive proxy statement, when and if used in connection with the solicitation of proxies for our 2008 Annual Meeting of Stockholders, will be filed with the Commission, and is hereby incorporated herein by reference. If we are delayed in the preparation of such definitive proxy statement, or it is not otherwise to be used within the timeframe anticipated by this Item, we will file an amendment to this Report to include the above information.
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
     The information contained under the heading “Certain Transactions” in the definitive proxy statement, when and if used in connection with the solicitation of proxies for our 2008 Annual Meeting of Stockholders, will be filed with the Commission, and is hereby incorporated herein by reference. If we are delayed in the preparation of such definitive proxy statement, or it is not otherwise to be used within the timeframe anticipated by this Item, we will file an amendment to this Report to include the above information.

Item 14.	Independent Auditors Fees and Services.
     The information contained under the heading “Independent Registered Public Accounting Firm” in the definitive proxy statement, when and if used in connection with the solicitation of proxies for our 2008 Annual Meeting of Stockholders, will be filed with the Commission, and is hereby incorporated herein by reference. If we are delayed in the preparation of such definitive proxy statement, or it is not otherwise to be used within the timeframe anticipated by this Item, we will file an amendment to this Report to include the above information.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.
The following consolidated financial statements and notes thereto and financial statement schedules are filed as part of this Report:
(a)	(1) Financial Statements

Management’s Annual Report on Internal Control over Financial Reporting

Reports of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2007 and 2006

Consolidated Statements of Income for the years ended December 31, 2007, 2006, and 2005

Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2007, 2006, and 2005

Consolidated Statements of Cash Flows for the years ended December 31, 2007, 2006, and 2005

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

Date: March 11, 2008	INDUSTRIAL DISTRIBUTION GROUP, INC.
	By:	/s/ Charles A. Lingenfelter
Charles A. Lingenfelter
President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 11, 2008	/s/ Charles A. Lingenfelter
Charles A. Lingenfelter President, Chief Executive Officer, and Director (Principal Executive Officer)

Date: March 11, 2008	/s/ Jack P. Healey
Jack P. Healey Executive Vice President, Chief Financial Officer, and Secretary (Principal Financial and Accounting Officer)

Date: March 11, 2008	/s/ Richard M. Seigel
Richard M. Seigel Chairman of the Board

Date: March 11, 2008	/s/ David K. Barth
David K. Barth Director

Date: March 11, 2008	/s/ William R. Fenoglio
William R. Fenoglio Director

Date: March 11, 2008	/s/ William T. Parr
William T. Parr Director

Date: March 11, 2008	/s/ George L. Sachs, Jr.
George L. Sachs, Jr. Director

Date: March 11, 2008	/s/ Ajita G. Rajendra
Ajita G. Rajendra Director

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
Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007, based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) Internal Control—Integrated Framework. Based on its assessment under that framework and the criteria established therein, management concluded the Company’s internal control over financial reporting was effective as of December 31, 2007.
Ernst & Young LLP, an independent registered public accounting firm, has audited our financial statements included in this Form 10K and has issued its report on the effectiveness of internal control over financial reporting as of December 31, 2007, which is included herein.
March 11, 2008

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors of
Industrial Distribution Group, Inc.:
We have audited Industrial Distribution Group, Inc.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Industrial Distribution Group, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
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
In our opinion, Industrial Distribution Group, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the COSO criteria.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Industrial Distribution Group, Inc. as of December 31, 2007 and 2006, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007 and our report dated March 11, 2008 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Atlanta, Georgia
March 11, 2008

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors of
Industrial Distribution Group, Inc.:
We have audited the accompanying consolidated balance sheets of Industrial Distribution Group, Inc. and Subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2007. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These consolidated financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Industrial Distribution Group, Inc. and Subsidiaries at December 31, 2007 and 2006, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule for the three years ended December 31, 2007, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
As discussed in Note 2, Industrial Distribution Group, Inc. adopted Statement of Financial Accounting Standards No. 123R, “Share-Based Payment,” in 2006 and Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” in 2007.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Industrial Distribution Group, Inc.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 11, 2008 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Atlanta, Georgia
March 11, 2008

INDUSTRIAL DISTRIBUTION GROUP, INC.
AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS DECEMBER 31, 2007 AND 2006
(in thousands, except share data)

	2007	2006
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$431	$349
Accounts receivable, net	71,376	80,949
Inventories, net	60,259	63,851
Deferred tax assets	3,613	3,645
Prepaid and other current assets	3,328	3,734

Total current assets	139,007	152,528
PROPERTY AND EQUIPMENT, NET	4,352	4,928
INTANGIBLE ASSETS, NET	118	159
DEFERRED TAX ASSETS	1,442	1,485
OTHER ASSETS	773	912

Total assets	$145,692	$160,012

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt and capital lease obligations	$133	$30
Accounts payable	46,309	51,553
Accrued compensation	1,892	2,431
Other accrued liabilities	4,850	4,871

Total current liabilities	53,184	58,885
LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS, NET OF CURRENT PORTION	11,055	24,393
OTHER LONG TERM LIABILITIES	293	410

Total liabilities	64,532	83,688

COMMITMENTS AND CONTINGENCIES (NOTE 11)
STOCKHOLDERS’ EQUITY (NOTE 8):
Preferred stock, $0.10 par value per share; 10,000,000 shares authorized, no shares issued or outstanding in 2007 and 2006	0	0
Common stock, $0.01 par value per share; 50,000,000 shares authorized, 9,394,025 issued and outstanding in 2007 and 9,343,197 issued and outstanding in 2006	94	93
Additional paid-in capital	100,414	99,630
Accumulated deficit	(19,348)	(23,399)

Total stockholders’ equity	81,160	76,324

Total liabilities and stockholders’ equity	$145,692	$160,012

The accompanying notes are an integral part of these consolidated balance sheets.

INDUSTRIAL DISTRIBUTION GROUP, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
FOR THE YEARS ENDED DECEMBER 31, 2007, 2006, AND 2005
(in thousands, except share data)

	2007	2006	2005
NET SALES	$537,456	$547,874	$538,847
COST OF SALES	414,464	426,812	421,276

Gross profit	122,992	121,062	117,571
SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES	114,602	108,244	107,033

Operating income	8,390	12,818	10,538
INTEREST EXPENSE	1,617	1,434	1,493
OTHER INCOME, NET	98	60	36

EARNINGS BEFORE INCOME TAXES	6,871	11,444	9,081
PROVISION FOR INCOME TAXES	2,820	4,659	3,660

NET EARNINGS	$4,051	$6,785	$5,421

EARNINGS PER COMMON SHARE:
Basic	$0.43	$0.72	$0.58

Diluted	$0.42	$0.70	$0.56

WEIGHTED AVERAGE SHARES:
Basic	9,363,752	9,406,011	9,394,140

Diluted	9,650,148	9,666,996	9,755,287

The accompanying notes are an integral part of these consolidated statements of income.

INDUSTRIAL DISTRIBUTION GROUP, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2007, 2006, AND 2005
(in thousands, except share data)

			ADDITIONAL	ACCUMULATED
	COMMON STOCK		PAID IN	EARNINGS
	SHARES	AMOUNT	CAPITAL	(DEFICIT)	TOTAL
BALANCE, DECEMBER 31, 2004	9,343,850	$93	$100,295	$(35,605)	$64,783

Sale of shares through employee stock purchase plan	48,129	0	363	0	363
Stock options exercised	55,617	1	184	0	185
Stock based compensation	0	0	177	0	177
Income Tax benefit of stock options exercised	0	0	125	0	125
Issuance of shares pursuant to executive restricted stock agreement	70,000	1	(1)	0	0
Income Tax benefit of restricted stock issuance	0	0	137	0	137
Amortization of restricted stock	0	0	271	0	271
Re-purchase of common stock	(135,081)	(1)	(1,150)	0	(1,151)
Net earnings	0	0	0	5,421	5,421

BALANCE, DECEMBER 31, 2005	9,382,515	$94	$100,401	$(30,184)	$70,311

Sale of shares through employee stock purchase plan	27,483	0	221	0	221
Stock options exercised	269,999	3	917	0	920
Stock based compensation	0	0	194	0	194
Income Tax benefit of stock options exercised	0	0	431	0	431
Amortization of restricted stock	0	0	441	0	441
Re-purchase of common stock	(336,800)	(4)	(2,975)	0	(2,979)
Net earnings	0	0	0	6,785	6,785

BALANCE, DECEMBER 31, 2006	9,343,197	$93	$99,630	$(23,399)	$76,324

Sale of shares through employee stock purchase plan	23,073	0	237	0	237
Issuance of shares pursuant to executive restricted stock agreement	42,405	1	0	0	1
Income Tax benefit of restricted stock issuance	0	0	74	0	74
Stock options exercised	36,150	1	166	0	167
Stock based compensation	0	0	165	0	165
Income Tax benefit of stock options exercised	0	0	55	0	55
Amortization of restricted stock	0	0	626	0	626
Re-purchase of common stock	(50,800)	(1)	(539)	0	(540)
Net earnings	0	0	0	4,051	4,051

BALANCE, DECEMBER 31, 2007	9,394,025	$94	$100,414	$(19,348)	$81,160

The accompanying notes are an integral part of these consolidated statements.

INDUSTRIAL DISTRIBUTION GROUP, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2007, 2006, AND 2005
(in thousands)

	2007	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$4,051	$6,785	$5,421

Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	1,193	1,294	1,226
Gain on sale of assets	0	(111)	(555)
Deferred income taxes	75	680	1,016
Excess tax benefit from exercise of stock options	(60)	(360)	0
Stock based compensation expense	791	635	448
Changes in operating assets and liabilities, net of business unit sold:
Accounts receivable, net	9,573	(15,288)	(1,952)
Inventories, net	3,592	(5,366)	(2,239)
Prepaid and other assets	545	132	2,950
Accounts payable	(5,244)	3,869	650
Accrued compensation	(539)	(460)	(1,178)
Other accrued and long-term liabilities	(8)	(829)	(216)

Total adjustments	9,918	(15,804)	150

Net cash provided by (used in) operating activities	13,969	(9,019)	5,571

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property and equipment, net	(605)	(2,138)	(519)
Proceeds from the sale of business unit and other	0	0	789
Proceeds from the sale of property and equipment	29	741	2,297

Net cash (used in) provided by investing activities	(576)	(1,397)	2,567

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock, net of issuance cost	404	1,141	548
Re-purchase of common stock	(540)	(2,979)	(1,151)
Excess tax benefit from exercise of stock options	60	360	0
Repayments on revolving credit facility	(118,949)	(191,905)	(156,241)
Borrowings on revolving credit facility	105,087	203,480	147,341
Debt and capital lease repayments	(116)	(72)	(480)
Debt borrowings and sale-leaseback transaction	743	19	0
Deferred loan costs	0	0	(598)

Net cash (used in) provided by financing activities	(13,311)	10,044	(10,581)

NET CHANGE IN CASH AND CASH EQUIVALENTS	82	(372)	(2,443)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	349	721	3,164

CASH AND CASH EQUIVALENTS, END OF YEAR	$431	$349	$721

SUPPLEMENTAL DISCLOSURES:
Interest paid	$1,647	$1,264	$1,195

Income taxes paid, net of refunds	$2,722	$3,085	$1,584

The accompanying notes are in integral part of these consolidated statements.

INDUSTRIAL DISTRIBUTION GROUP, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE
1. BASIS OF PRESENTATION
Organization and Business
Industrial Distribution Group, Inc. (“IDG” or the “Company”), a Delaware corporation, was formed on February 12, 1997 to create a nationwide supplier of cost-effective, Flexible Procurement Solutions™ for manufacturers and other users of maintenance, repair, operating, and production (“MROP”) products. The Company conducts business in 48 states and China, providing expertise in the procurement, management, and application of MROP products to a wide range of industries.
Basis of Presentation
The consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly-owned. All significant intercompany accounts and transactions have been eliminated in consolidation.
Certain reclassifications have been made to prior year amounts to conform to the current year presentation.
During 2007, the Company corrected errors primarily related to duplicate trade payables arising from inventory purchases made in prior years and the overstatement of inventory balances at certain FPS sites at December 31, 2006. These errors were identified by the Company during its monthly financial statement close processes throughout 2007. The Company has concluded that the aggregate of these prior year errors corrected during the current year were not material to results of operations, to trends for those periods affected, or to a fair presentation of the Company’s consolidated financial statements and, accordingly, results for the prior periods have not been restated. Instead the errors were corrected during the twelve months ended December 31, 2007, which resulted in a net increase of cost of sales of $128,000, a decrease of inventory aggregating $616,000 and a decrease of accounts payable aggregating $488,000.
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
Accounts Receivable
Accounts receivable is composed of trade receivables and do not require collateral. At December 31, 2007, no one customer made up more than 6% of total receivables. An allowance for doubtful accounts has been established based on the Company’s collection experience and an assessment of the collectibility of specific accounts. The Company evaluates the collectibility of accounts receivable based on a combination of factors. Initially, the Company estimates an allowance for doubtful accounts as a percentage of accounts receivable based on historical collections experience. This initial estimate is periodically adjusted when the Company becomes aware of a specific customer’s inability to meet its financial obligations (e.g., bankruptcy filing) or as a result of changes in the overall aging of accounts receivable. Adjustments to earnings resulting from revisions to estimates of uncollectible accounts have been insignificant for the years ended December 31, 2007, 2006 and 2005. The Company writes off all uncollectible accounts past due for more than a two-year period. Write-offs for the years ended December 31, 2007, 2006, and 2005 were $295,000, $357,000, and $760,000, respectively. During 2007, 2006, and 2005, the Company incurred bad debt expense related to trade receivables of $250,000, $370,000, and $74,000, respectively. The allowance for doubtful accounts amounted to $1,337,000 and $1,382,000 as of December 31, 2007 and 2006, respectively.
Inventories
Inventories consist primarily of merchandise purchased for resale. Inventory on consignment at customer locations was 4.8% and 3.2% of the total gross inventory balance as of December 31, 2007 and 2006, respectively. Inventory is stated at the lower of cost or market value, and market is considered to be net realizable value. Cost is determined on a weighted-average basis. In determining net realizable value, the Company identifies slow moving or obsolete inventory that is not eligible for return under various vendor return programs and estimates appropriate loss provisions related thereto. Management evaluates the adequacy of the loss provisions regularly, with any adjustments charged to cost of sales. Adjustments to earnings resulting from revisions to estimates of loss provisions have been insignificant for the years ended December 31, 2007, 2006 and 2005. The Company recorded inventory expense of $546,000, $410,000, and $1,208,000, in 2007, 2006 and 2005, respectively. The reserve for obsolete and slow moving inventory was $5,225,000 and $4,970,000 as of December 31, 2007 and 2006, respectively.
Internal-Use Software
The Company capitalizes internal direct and incremental costs related to software developed or obtained for internal use in accordance with AICPA Statement of Position 98-1, “Accounting for Costs of Computer Software Developed or Obtained for Internal Use.” Software development costs incurred during the preliminary or maintenance project stage are expensed as incurred, while costs incurred during the application development stage are capitalized and are amortized using the straight-line method over the useful life of the software, not to exceed three years. Amortization of these capitalized costs begins only when the software becomes ready for its intended use. General and administrative costs related to developing or obtaining such software is expensed as incurred.
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
The Company leases various property and equipment. Leased property and equipment is accounted for under Statement of Financial Accounting Standards No. 13 (SFAS 13), “Accounting for Leases”. Accordingly, leased property and equipment that meets certain criteria are capitalized and the present value of the related lease payments is recorded as a liability. All other leases are accounted for as operating leases and the related payments are expensed ratably over the rental period. Amortization of assets under capital leases is computed utilizing the straight-line method over the shorter of the remaining lease term or the estimated useful life and included in depreciation expense. Company leases that include escalating lease payments are straight-lined over the non-cancelable base lease period in accordance with SFAS 13.
Other Intangible Assets
The Company has separable intangible assets that are deemed to have definite lives and which are amortized over those useful lives. The Company has no goodwill or intangible assets with indefinite useful lives. The gross carrying value of the intangible assets was $671,000 at December 31, 2007 and 2006. The Company recorded amortization expense of $41,000, $42,000, and $42,000, in 2007, 2006 and 2005, respectively. The aggregate estimated amortization expense related to identifiable intangible assets for the years 2008 to 2012 is $118,000. Accumulated amortization was $553,000 and $512,000 as of December 31, 2007 and 2006, respectively.

Long-Lived Assets
The Company assesses its long-lived assets for impairment whenever facts and circumstances indicate that the carrying amount may not be fully recoverable in accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment of Long-lived Assets.” Long-lived Assets held for sale are reported at the lower of their carrying amount or fair value less cost to sell. To analyze recoverability for long-lived assets held for use, the Company projects undiscounted net future cash flows over the remaining life of such assets. If these projected cash flows are less than the carrying amount, impairment would be recognized, resulting in a write-down of assets with a corresponding charge to earnings. Impairment losses, if any, are measured based upon the difference between the carrying amount and the fair value of the assets.
Income Taxes
The Company accounts for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes,” which requires that deferred tax assets and liabilities be recognized using currently enacted tax rates for the effect of temporary differences between the book and tax bases of recorded assets and liabilities. SFAS No. 109 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax asset will not be realized. The Company currently has significant deferred tax assets, which are subject to periodic recoverability assessments. The realization of the Company’s deferred tax assets is principally dependent upon the Company being able to generate sufficient future taxable income in certain tax jurisdictions. Factors used to assess the likelihood of realization are the Company’s forecast of future taxable income (which is based upon estimates and assumptions) and available tax planning strategies that could be implemented to realize the net deferred tax assets. On the basis of the Company’s operating results and projections for future taxable income, management believes it is more likely than not that future operations will generate sufficient taxable income to realize the deferred tax assets, with the exception of certain state tax net operating loss carryforwards.
The valuation allowance for net deferred tax assets was $532,000 and $542,000 as of December 31, 2007 and 2006, respectively. The valuation allowance for deferred tax assets at December 31, 2007 and 2006 was primarily for state net operating loss carryforwards for which the Company believes sufficient taxable income will not be realized prior to expiration.
In 2007, the Company adopted the provisions of FASB Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109”, which prescribes a comprehensive model for how a company should recognize, measure, present and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return (including a discussion of whether to file or not to file a return in a particular jurisdiction). The adoption of FIN 48 on January 1, 2007, did not have a material effect on the Company’s consolidated financial position or results of operations.
Deferred Loan Costs
The Company capitalizes incremental and direct costs associated with the issuance of debt. These costs include legal fees, due diligence fees, and similar items. Deferred loan costs are amortized over the life of the related debt instrument and are classified as a non-current asset on the accompanying consolidated balance sheets. In conjunction with the amendment of its Credit Facility during 2005, $598,000 of costs were incurred and capitalized. These costs were combined with $220,000 of deferred loan costs that existed prior to the amendment and will be amortized over the term of the amended agreement. Amortization expense related to deferred loan costs for the years ended December 31, 2007, 2006, and 2005 was $164,000, $164,000, and $202,000, respectively. Such amortization is classified as interest expense in the accompanying statements of income. As of December 31, 2007 and 2006, the net book value of the Company’s deferred loan costs was $409,000 and $573,000, respectively.
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
Flexible Procurement Solutions™ or “FPS” arrangements combine the sale of products with value added services, including providing customers with expertise in product application and process improvements. FPS revenues typically include both a product and service component, with the product sale accounting for substantially all of the revenue and costs. The service component is billed separately as services are rendered. These revenues are typically associated with site management, carrying costs associated with inventory, and administrative fees. These service revenues amounted to $31,391,000 or 5.8% of the Company’s total revenue for the year ended December 31, 2007, $25,905,000 or 4.7% for the year ended December 31, 2006, and $22,470,000 or 4.2% for the year ended December 31, 2005. All revenues are recognized when the services have been performed.
Software Costs
The Company does not sell or lease software. The Company’s proprietary FPS software programs (including SMS and Innosource) are used to combine the sale of its MROP products with value added services. The Company does not charge for this software used at customer sites. The FPS software was acquired through the acquisitions of two of its companies in 1997 and 1998. The Company incurs maintenance costs which are expensed as incurred.
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
Shipping and Handling Costs
The Company’s freight-in is recorded in cost of sales and freight-out is included in selling, general, and administrative expenses. Freight-out totaled $4,554,000, $4,990,000, and $4,784,000, for the years ended December 31, 2007, 2006, and 2005, respectively.
Advertising Costs
     Advertising costs are expensed as incurred. Advertising costs were $573,000, $525,000, and $403,000, for the years ended 2007, 2006, and      2005, respectively.
Financial Instruments
The Company’s carrying value of financial instruments approximates fair value due to the short maturity of those instruments (cash, trade receivables, accounts payable, and accrued liabilities), or, in the case of debt, due to the instrument having a variable interest rate. Credit risk on trade receivables is minimized by the large and diverse nature of the Company’s customer base. No one customer represented more than 6% of the Company’s accounts receivable or sales for the periods presented. The Company’s international sales represent less than 1.0% of sales for any of the periods presented.
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

New Accounting Pronouncements
In December 2007, the Financial Accounting Standards Board  (FASB) issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (SFAS No. 160). SFAS No. 160 establishes requirements for ownership interests in subsidiaries held by parties other than the Company (sometimes called “minority interests”) be clearly identified, presented, and disclosed in the consolidated statement of financial position within equity, but separate from the parent’s equity. All changes in the parent’s ownership interests are required to be accounted for consistently as equity transactions and any noncontrolling equity investments in deconsolidated subsidiaries must be measured initially at fair value. SFAS No. 160 is effective, on a prospective basis, for fiscal years beginning after December 15, 2008. However, presentation and disclosure requirements must be retrospectively applied to comparative financial statements. The Company is currently assessing the impact of SFAS No. 160 on its consolidated financial position, results of operations and cash flows.
In December 2007, the FASB issued SFAS No. 141 (revised 2007) “Business Combinations” (SFAS No. 141R). SFAS No. 141R establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. SFAS No. 141R also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The Company is currently evaluating the potential impact, if any, of the adoption of SFAS No. 141R on its consolidated financial position, results of operations and cash flows.
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS No. 159). SFAS No. 159 permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company has elected not to adopt the fair value option in measuring certain financial assets and liabilities.
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS No. 157). SFAS No. 157 provides guidance for using fair value to measure assets and liabilities. The standard expands required disclosures about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The Company does not expect the adoption of SFAS No. 157 will have a material effect on its consolidated financial position, results of operations or cash flows.
In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109,” (FIN 48), to create a single model to address accounting for uncertainty in tax positions. FIN 48 clarifies the accounting for income taxes by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company adopted FIN 48 as of January 1, 2007, as required. The impact of adopting FIN 48 is described in more detail in Note 10 – Income Taxes to the Financial Statements.
As of December 31, 2007, the total amount of gross unrecognized tax benefits, which is reported in other long term liabilities in its consolidated balance sheet, was $308,000. This amount could impact the Company’s effective tax rate over time, if recognized. In addition, the Company accrues interest and any necessary penalties related to unrecognized tax positions in its provision for income taxes. As of December 31, 2007, the Company had accrued $40,000 of gross interest and penalties, which are included in other accrued liabilities.
3. DIVESTITURES
During 2005, the Company sold the net assets of one of its operating subsidiaries, Cardinal Machinery. Assets and liabilities with a net book value of approximately $651,000 were sold for total consideration of $789,000, resulting in a gain of $138,000. The gain was classified as a reduction of selling, general and administrative expenses in the accompanying 2005 statements of income. Revenue for Cardinal Machinery was $6,286,000 for year ended December 31, 2005, which represented less than 2% of total revenue.

4. PROPERTY AND EQUIPMENT
Property and equipment consisted of the following at December 31, 2007 and 2006 (in thousands):

	2007	2006
Land, building, and improvements	$1,928	$1,909
Leasehold improvements	1,835	2,470
Furniture, fixtures, and equipment	7,949	6,939
Computer hardware and software	4,825	4,768

Total property and equipment	16,537	16,086
Less accumulated depreciation	(12,185)	(11,158)

Property and equipment, net	$4,352	$4,928

For the years ended December 31, 2007 and 2006, amortization of software and internally developed software was $332,000 and $74,000, respectively. There was no software development cost amortized in fiscal 2005. Depreciation expense for all other property and equipment totaled $820,000, $1,178,000, and $1,184,000 for the years ended December 31, 2007, 2006, and 2005, respectively. The unamortized internally developed software balance was $669,000 and $952,000 as of December 31, 2007 and 2006, respectively.
Assets recorded under capital leases totaling $743,000 are included in furniture, fixtures, and equipment. At December 31, 2007, accumulated amortization for assets under capital leases was $86,000.
5. SALE OF PROPERTY
During 2006, the Company sold real property located in Tonawanda, New York in a continuing effort to consolidate warehouse facilities, improve logistic efficiencies and reduce assets. The property sold for $716,000, net of closing costs, resulting in a gain of $281,000. The gain on the sale of assets is classified in the accompanying financial statements as a reduction of selling, general and administrative expenses. There were no relocation or severance costs associated with the sale. A sales office was leased in the Buffalo, New York area in order to continue to serve those customers.
During 2005, the Company sold a property, located in Greensboro, North Carolina. The Greensboro property sold for $2,249,000, net of closing costs. The gain associated with this sale was $401,000 and is classified as a reduction of selling, general, and administrative expenses. There were no relocation or severance costs associated with this sale of property.
6. LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS
At December 31, 2007 and 2006, long-term debt and capital lease obligations consisted of the following (in thousands):

	2007	2006
Revolving credit facility (Note 7)	$10,513	$24,375
Other	18	48

Total long-term debt	10,531	24,423
Capital Lease Obligations	657	0

Total	11,188	24,423
Less current portion	(133)	(30)

Total long-term debt and capital lease obligations, net of current portion	$11,055	$24,393

Maturities of long-term debt as of December 31, 2007 are as follows (in thousands):

		Capital Lease
	Long-Term Debt	Obligations	Total
2008	$18	$115	$133
2009	0	123	123
2010	10,513	131	10,644
2011	0	140	140
2012	0	148	148

	$10,531	$657	$11,188

For the years ended December 31, 2007, 2006, and 2005, the Company incurred interest expense of $1,617,000, $1,434,000, and $1,493,000, respectively. The long-term debt of the Company’s revolving credit facility has a first priority security interest.
During 2007, the Company entered into a sale-leaseback transaction for certain warehouse related assets in conjunction with facility consolidations. The initial lease term extends through 2012. At the end of the initial term, the Company may either purchase the assets or renew the lease for 12 months. This sale-leaseback transaction resulted in no gain or loss. The warehouse related assets have been capitalized at the original cost of the assets, which approximated the present value of the minimum lease payments. Total future minimum lease payments under capital leases are $155,000 annually for 2008 through 2011 and $150,000 for 2012, included in these amounts is interest of $113,000 through 2012.
7. REVOLVING CREDIT FACILITY
In December 2000, the Company entered into a $100,000,000 revolving credit facility with a five financial institution syndicate. On July 18, 2005, the Company amended this agreement to extend it to July 18, 2010 and to provide a $75,000,000 credit facility with an accordion option enabling the Company to expand the facility to $110,000,000. The agreement provides that the facility may be used for operations and acquisitions, and provides $7,500,000 for swinglines and $10,000,000 for letters of credit. Amounts outstanding under the credit facility bear interest at either the lead bank’s corporate rate or LIBOR, as selected by the Company from time to time, plus applicable margins. This rate was 7.3% and 6.9% at December 31, 2007 and 2006, respectively. There is an annual commitment fee on the unused portion of the facility equal to 25 basis points of the average daily unused capacity during the term. Commitment fees totaled $135,000 and $138,000 in 2007 and 2006, respectively.
The amounts outstanding under the facility at December 31, 2007 and 2006 were $10,513,000 and $24,375,000, respectively, which are classified as long-term liabilities in the consolidated balance sheets. Additionally, the Company had outstanding letters of credit of $1,170,000 under the facility at December 31, 2007 and 2006. Financial covenants under the amended Credit Facility are required if the monthly average excess availability under the line falls below $15,000,000. In such case, the Credit Facility contains a requirement for a fixed charge coverage ratio of 1.1:1.0. The Company has the ability to repurchase up to $5,000,000 of its common stock during any one fiscal year under the terms of the agreement. Covenants under the amended Credit Facility prohibit the payment of cash dividends, among various other restrictions. The Company was in compliance with the covenants as of December 31, 2007 and 2006.
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
In August 2000, the Board of Directors designated 1,000,000 shares of the Company’s previously authorized 10,000,000 shares of preferred stock as Series A Participating Cumulative Preferred Stock, as required for the Stockholder Rights Plan. There was no preferred stock issued or outstanding at December 31, 2007 and 2006.
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
Common Stock
Options are included in the computation of diluted earnings per share (“EPS”) where the options’ exercise price is less than the average market price of the common shares during the period. Common equivalent shares from stock options and restricted stock awards during the years ended December 31, 2007, 2006, and 2005 had a dilutive effect of 286,396 shares, 260,985 shares, and 361,147 shares, respectively, to the weighted-average common shares outstanding using the treasury stock method. During 2007, 2006, and 2005, options where the exercise price exceeded the average market price of the common shares totaled 9,000, 38,550, and 61,495, respectively. Options expire ten years from the date of grant and vest ratably over three-to-four year periods. At December 31, 2007, the Company has several stock-based compensation plans, which are described in Note 9.
Stock Repurchase Program
The Company’s Board of Directors approved, on February 23, 2005, a program for the Company to repurchase up to $5,000,000 of its outstanding common shares over a 24-month period from the adoption of the program. On February 21, 2007, the Board of Directors approved the extension of the Stock Repurchase Plan to December 31, 2009 and provided for the purchase of up to an additional $5,000,000 of common stock. During the years ended December 31, 2007, 2006, and 2005, the Company repurchased 50,800 shares, 336,800 shares, and 135,081 shares, respectively, for an average price per share of $10.62, $8.84, and $8.53, respectively.
9. STOCK BASED COMPENSATION
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
The fair value of each option grant was estimated on the date of grant using the Black-Scholes-Merton option-pricing model with the following weighted-average assumptions:

	2007	2006	2005
Expected life (years)	7	7	7
Dividend yield	0%	0%	0%
Expected stock price volatility	46%	47%	52%
Risk-free interest rate (low-high)	3.48% - 5.21%	4.29% - 5.23%	3.74% - 4.60%
Stock Incentive Plan
The 2007 stock incentive plan was adopted to replace the 1997 stock incentive plan which was set to expire on July 1, 2007. Both plans were designed to provide key employees, officers, and directors an opportunity to own common stock of the Company and to provide incentives for such persons to promote the financial success of the Company. Awards under the 2007 stock incentive plan may be structured in a variety of ways, including incentive and nonqualified stock options, shares of common stock subject to terms and conditions set by the Board of Directors (“restricted stock awards”), stock appreciation rights (“SARs”), and performance awards payable in cash and/or stock. Incentive stock options may be granted only to full-time employees (including officers) of the Company and any subsidiaries. Nonqualified options, restricted stock awards, SARs, and other permitted forms of awards may be granted to any person employed by or performing services for the Company, including directors. The aggregate number of shares which are available for issuance pursuant to awards under the 2007 stock incentive plan is 1,122,180 plus any shares that are subject to outstanding grants under the Company’s 1997 stock incentive plan, which expire, are forfeited, or otherwise terminate without delivery of the shares, the “Share Pool.” Under the 2007 stock incentive plan, each option awarded is counted as one share subject to an award deducted from the Share Pool. Each share of restricted stock, each restricted stock unit, and each performance award that may be settled in shares, is counted as 1.778 shares subject to an award and deducted from the Share Pool. The Company currently has 835,625 shares available for issue under the stock incentive plan.
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
During the year ended December 31, 2007 the Company issued 1,752 shares of restricted stock with a weighted-average fair value of $13.32 under the 2007 stock incentive plan. During the years ended December 31, 2007, 2006, and 2005 the Company issued 30,035 shares, 56,500 shares, and 3,125 shares of restricted stock, respectively, with a weighted-average grant date fair value of $10.61, $7.84, and $8.75 respectively, under the 1997 stock incentive plan. During the years ended December 31, 2007, 2006, and 2005 the Company issued options to purchase 8,000 shares, 60,050 shares, and 45,000 shares of common stock, respectively, with a weighted-average grant date fair value of $6.44, $4.59, and $5.05, respectively, under the 1997 stock incentive plan.
Employee Stock Purchase Plan
In 1997, the Company adopted an employee stock purchase plan (the “Stock Purchase Plan”) under which qualified employees of the Company and its subsidiaries have the right to purchase shares of common stock through payroll deductions by the employee. The Stock Purchase Plan is administered by the compensation committee of the Company’s Board of Directors. The Stock Purchase Plan was amended at the Annual Shareholder’s meeting on May 16, 2002 to increase the available shares under the plan from 500,000 to 1,000,000. The second amendment to the Stock Purchase Plan, effective July 1, 2005, was approved by the Board of Directors on April 29, 2005. The amendment changed the price paid for a share of common stock under the plan to 95% of the fair market value (as defined in the Stock Purchase Plan) of a share of common stock at the beginning of the month. The amount of any participant’s payroll deductions or cash contributions made pursuant to the Stock Purchase Plan may not exceed 10% of such participant’s total annual compensation and may not exceed $25,000 per year. Shares issued in 2007, 2006, and 2005 under the Stock Purchase Plan were 23,073 shares, 27,483 shares, and 48,129 shares, respectively. The Company has issued 986,424 shares under the Stock Purchase Plan as of December 31, 2007. Due to reduced participation by associates, on October 24, 2007, the Company’s Board of Directors terminated the plan effective January 1, 2008.
Management Incentive Plan
In 1998, the Company adopted a management incentive plan, whereby management may be awarded shares of stock or restricted stock based on attaining certain performance goals. During the years ended December 31, 2007, 2006, and 2005 the Company issued 13,635 shares, 24,883 shares and 79,011 shares of restricted stock, respectively, with a weighted-average grant date fair value of $11.50, $7.86 and $8.84, respectively. In August 2007, a former executive forfeited 1,913 and 4,935 shares of restricted stock issued in 2007 and 2006, respectively. In November 2005, a former executive forfeited 19,130 shares and 12,130 shares of restricted stock issued in 2005 and 2004, respectively. The Company may issue shares in 2008 for 2007 performance based on the terms of the management incentive plan. During 2007, the Company increased the number of available shares of the plan by 250,000. As of December 31, 2007 a maximum of 450,000 shares of common stock may be issued at fair market value under this fixed plan. The Company has issued a total of 168,852 shares under the management incentive plan as of December 31, 2007. The Company currently has 281,148 shares available for issue under the management incentive plan.
Non-Stockholder Approved Equity Arrangements
The Company, may, from time to time, issue equity or equity investments to executives as inducement for employment which awards are not part of the stockholder approved equity arrangements. The Company issued no such shares in 2007. In 2006, the Company issued 12,500 shares of restricted common stock with a weighted-average grant date fair value of $8.41 as inducement for employment. In January 2005, the Company issued 6,250 shares of restricted common stock with a weighted-average grant date fair value of $8.25 as inducement for employment. The Company has issued a total of 18,750 shares of restricted common stock under the non-stockholder approved equity arrangements as of December 31, 2007.

A summary of the status of options issued under the stock incentive plan, management incentive plan, and non-stockholder approved equity arrangements, as of December 31, 2007, 2006, and 2005 and changes during the years then ended, is presented in the table below:

	2007		2006		2005
		WEIGHTED-		WEIGHTED-		WEIGHTED-
		AVERAGE		AVERAGE		AVERAGE
		EXERCISE		EXERCISE		EXERCISE
	SHARES	PRICE	SHARES	PRICE	SHARES	PRICE
Outstanding at beginning of year	698,196	$5.49	943,847	$4.86	974,669	$4.60
Granted	8,000	$11.50	60,050	$8.04	45,000	$8.31
Forfeited and surrendered	(48,350)	$14.99	(35,702)	$8.98	(20,205)	$4.05
Exercised	(36,150)	$4.64	(269,999)	$3.41	(55,617)	$3.34

Outstanding at end of year	621,696	$4.88	698,196	$5.49	943,847	$4.86

Exercisable at end of year	566,999	$4.52	599,813	$5.09	853,847	$4.66
The following table summarizes information about all stock options outstanding at December 31, 2007:

		OPTIONS OUTSTANDING		OPTIONS EXERCISABLE
		WEIGHTED	WEIGHTED-		WEIGHTED-
		REMAINING	AVERAGE	EXERCISABLE	AVERAGE
RANGE OF EXERCISE	OUTSTANDING	CONTRACTUAL	EXERCISE	AT	EXERCISE
PRICE	AT 12/31/07	LIFE	PRICE	12/31/07	PRICE
$1.65 — $5.00	295,265	4.13	$2.55	295,265	$2.55
$5.01 — $10.00	317,431	3.34	$6.83	270,734	$6.61
$10.01— $15.00	8,000	9.15	$11.50	0	$0.00
$15.01— $20.00	1,000	0.35	$19.00	1,000	$19.00

	621,696	3.78	$4.88	566,999	$4.52

During the years ended December 31, 2007, 2006, and 2005 the Company recorded $791,000, $635,000 and $448,000, respectively, in compensation expense related to share-based payment awards. The income tax benefit from share-based arrangements for the years ended December 31, 2007, 2006, and 2005 totaled approximately $304,000, $244,000, and $172,000, respectively.
The weighted-average grant date fair value of options granted during the years ended December 31, 2007 and 2006 was $6.44 and $4.59, respectively. The total weighted-average grant date fair value of options exercised during the years ended December 31, 2007, and 2006 was $2.90 and $2.18, respectively. The total intrinsic value of options exercised during the years ended December 31, 2007 and 2006 was $245,000 and $1,483,000, respectively. As of December 31, 2007, unrecognized compensation cost related to unvested stock option awards totaled $142,000 and is expected to be recognized over a weighted-average period of 1.18 years.
The weighted-average intrinsic value of options outstanding at December 31, 2007 was $4,126,000 and the options have a weighted-average contractual life of 3.78 years. The weighted-average intrinsic value of options exercisable at December 31, 2007 was $3,967,000 and the weighted-average contractual life was 3.36 years.
Cash received from stock options exercised for year ended December 31, 2007 was $168,000.
A summary of the status of restricted shares issued under all above named plans as of December 31, 2007, 2006, and 2005 and changes during the years then ended is presented in the table below:

	2007		2006		2005
		WEIGHTED-		WEIGHTED-		WEIGHTED-
		AVERAGE		AVERAGE		AVERAGE
		GRANT DATE		GRANT DATE		GRANT DATE
	SHARES	PRICE	SHARES	PRICE	SHARES	PRICE
Outstanding, unvested at beginning of year	196,794	$8.26	112,911	$8.35	135,785	$5.00
Granted	45,422	$10.98	93,883	$7.92	88,386	$8.80
Forfeited	(9,348)	$8.91	(10,000)	$6.20	(41,260)	$7.22
Vested	(42,405)	$8.06	0	$0.00	(70,000)	$3.08

Outstanding, unvested at end of year	190,463	$8.92	196,794	$8.26	112,911	$8.35

As of December 31, 2007, unrecognized compensation cost related to unvested restricted stock awards totaled $670,000 and is expected to be recognized over a weighted-average period of 1.14 years. In 2007, 42,405 shares of restricted stock vested with a weighted-average grant date fair value of $8.06. No shares vested during the year ended December 31, 2006.
Pro Forma Information under SFAS 123R
The Company adopted the fair value provisions of SFAS No. 123R effective January 1, 2006. The expense related to stock-based compensation included in the determination of net earnings for December 31, 2007 and 2006 was the same as that which would have been recognized if the fair value method had been applied to all awards granted after the original effective date of SFAS No. 123 and the stock-based compensation expense for the years ended December 31, 2005 was less than that which would have been recognized if the fair value method had been applied to all awards granted after the original effective date of SFAS No. 123. Stock-based compensation expense for the years ended December 31, 2007 and 2006 was $791,000, and $635,000. If the Company had elected to adopt the fair value recognition provisions of SFAS No. 123 as of its original effective date, pro forma net earnings and diluted net earnings per share would be as follows for the year ended December 31, 2005 (in thousands, except per share data):

2005
Net earnings as reported	$5,421
Add: Total stock-based compensation expense included in the determination of net earnings as reported, net of tax	332
Deduct: Total stock-based compensation expense determined under fair-value based method for all awards, net of tax	410

Pro forma net earnings	$5,343
Basic earnings per common share:
As reported	$0.58
Pro forma	$0.57
Diluted earnings per common share:
As reported	$0.56
Pro forma	$0.55
10. INCOME TAXES
The provision for income taxes includes income taxes deferred because of temporary differences between financial statement and tax bases of assets and liabilities and consisted of the following for the years ended December 31, 2007, 2006, and 2005 (in thousands):

	2007	2006	2005
Current	$2,745	$3,979	$2,644
Deferred	75	680	1,016

Total provision	$2,820	$4,659	$3,660

The provision for income taxes for the years ended December 31, 2007, 2006, and 2005 differs from the amount computed by applying the statutory rate of 34% due to the following (in thousands):

	2007	2006	2005
Tax at federal statutory rate	$2,336	$3,891	$3,088
State income tax, net of federal benefit	309	548	405
Nondeductible expenses	125	244	245
Change in valuation allowance	(10)	(19)	0
Tax contingency reserve and other	60	(5)	(78)

Provision for income taxes	$2,820	$4,659	$3,660

Deferred taxes are recorded based on differences between the financial statement and tax bases of assets and liabilities. Temporary differences, which give rise to a significant portion of deferred tax assets and liabilities at December 31, 2007 and 2006, are as follows (in thousands):

	2007	2006
Deferred tax assets:
Allowance for doubtful accounts	$512	$530
Accrued employee benefits	15	19
Capitalized inventory costs	463	530
Inventory allowance	1,999	1,906
Accrued liabilities	786	682
Net operating loss carryforwards	647	682
Book in excess of tax depreciation	(5)	(201)
Book in excess of tax amortization	1,377	1,607
Valuation allowance	(532)	(542)
Other	1	(1)

Total deferred tax assets	5,263	5,212

Deferred tax liabilities:
Intangible storeroom management contract	(45)	(60)
Step-up in asset basis	(163)	(22)

Total deferred liabilities	(208)	(82)

Net deferred tax assets	$5,055	$5,130

The Company has net operating loss carryforwards for state income tax purposes of approximately $13,300,000 as of December 31, 2007, which expire in various years through 2024. The related deferred tax asset for these state net operating loss carryforwards is approximately $534,000 as of December 31, 2007.
Significant management judgment is required in determining whether any valuation allowance should be recorded against the Company’s net deferred tax asset. A valuation allowance of $532,000 and $542,000 was provided at December 31, 2007 and December 31, 2006, respectively, to offset the related deferred tax assets due to uncertainty of realizing the benefit of certain state net operating losses. Despite the valuation allowance, the income tax benefits related to these deferred tax assets will remain available to offset the tax liability of future taxable income until they expire.
The Company adopted FIN 48 on January 1, 2007. FIN 48 provides that a tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits of the position. Income tax positions must meet a more-likely-than-not recognition threshold at the effective date to be recognized upon the adoption of FIN 48 and in subsequent periods. As a result of the adoption of FIN 48, there was no material change to unrecognized tax benefits, which would have been accounted for as an adjustment to the January 1, 2007 balance of retained earnings.
The reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows:

Balance at January 1, 2007	$307,000
Additions on tax positions related to the current year	9,000
Additions/(reductions) for tax positions of prior years	(8,000)
Reductions for settlements	0
Reductions due to statute expiration	0

Balance at December 31, 2007	$308,000

The unrecognized tax benefits at December 31, 2007, if recognized, would impact the Company’s annual effective tax rate.
With the adoption of FIN 48, the Company provides for interest as a part of income tax expense which is consistent with prior reporting periods. The Company recorded an additional $18,000 in interest related to the unrecognized tax benefit during the year ended December 31, 2007. As of December 31, 2007 and 2006, the Company had recorded a liability of approximately $40,000 and $22,000, respectively, for payment of interest.

The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions. With few exceptions the Company is no longer subject to federal, state, and local, or non-U.S. income tax examinations by tax authorities for years before 2004.

During the next 12 months, it is possible the Company could recognize approximately $196,000 of the unrecognized tax benefits, including interest and state benefits, due mainly to the expiration of statute of limitations. The recognition of these unrecognized tax benefits may have an impact on the 2008 effective tax rate.
11. COMMITMENTS AND CONTINGENCIES
Operating Leases
The Company leases certain warehouse and office facilities as well as certain vehicles and office equipment under operating leases. Management expects that in the normal course of business, leases that expire will be renewed or replaced by other leases. The minimum future rental payments, net of sublease revenues, under all leases as of December 31, 2007 were as follows (in thousands):

2008	$6,259
2009	4,754
2010	3,017
2011	2,060
2012	1,589
Thereafter	9,678

$27,357

During the years ended December 31, 2007, 2006, and 2005, gross rental expense under operating leases totaled $6,994,000, $6,495,000, and $6,152,000, respectively, with related sublease rental income of $431,000, $508,000, and $611,000, respectively. Certain of the Company’s operating leases contain escalating rent payments over the lease term. For these leases, the Company recognizes rent expense on a straight-line basis over the lease term. The liability for future rent payments recognized on a straight-line basis was $1,127,000 and $1,217,000 at December 31, 2007 and 2006, respectively, and is included in Other Accrued Liabilities in the consolidated balance sheets.
Litigation
The Company is involved in various claims and legal actions, which arise in the ordinary course of business. Although the ultimate outcome of these proceedings cannot be determined with certainty, based on presently available information management believes that adequate reserves have been established for probable losses with respect thereto. Management further believes that the ultimate outcome of these matters could be material to operating results in any given quarter but will not have a materially adverse effect on the Company’s long-term financial condition, results of operations, or cash flows.
Insurance
The Company has a self-insured group health insurance plan and a self-insured workers' compensation, property, and casualty plan for all employees, whereby the Company is self-insured for the majority of claims, subject to specific aggregate stop loss limits. The Company estimates its liability for unasserted or unpaid claims. Based on presently available information management believes that adequate reserves have been established for probable losses with respect thereto. Management further believes that the ultimate liability for payment of claims has been adequately reserved for, and any additional claims will not have a material adverse effect on the Company’s long-term financial condition, results of operations or cash flows.
12. SAVINGS PLANS
All employees who are age 21 or older and have completed 30 days of service are eligible to participate in the Company’s 401(k) plan (the “Plan”). Employees are eligible to receive matching contributions from the Company after they have completed one year of service. Once eligibility requirements are met, employees may contribute between 1% and 75% of their compensation to the Plan, subject to tax law limitations. For 2007 and 2006, the Company matched, at its sole discretion, 33.3% of employee contributions up to a maximum of 6% of the employee annual salary. For 2005, the Company matched, at its sole discretion, 33% of employee contributions up to a maximum of 6% of the employee’s salary. Total company contributions to the Plan during 2007, 2006, and 2005 were $674,000, $642,000, and $633,000, respectively.

13. RELATED-PARTY TRANSACTIONS
The Company leases facilities from related parties including directors of the Company. The Company believes that the monthly rent and other terms of these leases are not less favorable to the Company than could be obtained from unaffiliated parties for comparable properties in the respective geographic areas. Renewal of these leases, if applicable, is based on management’s best estimate of market value. Rental expense recognized under leases from directors of the Company was $436,000, $434,000, and $438,000 for the years ended December 31, 2007, 2006, and 2005, respectively. Rental expense recognized under leases from other related parties was $153,500, $125,000, and $198,800 for the years ended December 31, 2007, 2006, and 2005, respectively.
14. SUBSEQUENT EVENTS (UNAUDITED)
The Company’s Board of Directors, on February 20, 2008, signed a merger agreement for the Company to be acquired by an affiliate of Platinum Equity Advisors, LLC in a transaction that will pay $10.30 per share in cash to the Company’s stockholders. The holders of outstanding options for IDG common stock will become fully vested in connection with the merger, and will be paid the positive difference, if any, between $10.30 per share and the exercise price of the options. The transaction value of approximately $113.0 million includes the acquisition of all of the Company’s outstanding shares and options for approximately $102.9 million, and the assumption of all Company debt. The Company’s Board of Directors, and the Platinum Equity affiliates involved in the proposed merger, have approved the transaction, which is subject to approval by the stockholders of IDG and the satisfaction of customary closing conditions.
15. INTERIM FINANCIAL INFORMATION (UNAUDITED)
The Company’s unaudited quarterly results of operations for the fiscal years ended December 31, 2007 and 2006 are as follows (in thousands, except for per share amounts):

	2007
	FIRST	SECOND	THIRD	FOURTH
	QUARTER	QUARTER	QUARTER	QUARTER
Net sales	$135,105	$132,578	$134,319	$135,454
Cost of sales	103,996	103,241	102,912	104,315

Gross profit	31,109	29,337	31,407	31,139
Selling, general and administrative expenses	28,190	28,825	28,773	28,814

Operating income	2,919	512	3,634	2,325
Interest expense, net	500	445	344	328
Other expense (income), net	1	19	1	(79)

Earnings before income taxes	2,420	86	2,289	2,076
Provision for income taxes	951	34	990	845

Net earnings	$1,469	$52	$1,299	$1,231

Earnings per share:
Basic earnings per common share (*)	$0.16	$0.01	$0.14	$0.13

Diluted earnings per common share (*)	$0.15	$0.01	$0.14	$0.13

(*)	The sum of the basic and diluted earnings per common share does not equal the total for the year due to the weighted average shares calculation and rounding.

	2006
	FIRST	SECOND	THIRD	FOURTH
	QUARTER	QUARTER	QUARTER	QUARTER
Net sales	$140,276	$137,005	$138,991	$131,602
Cost of sales	110,144	107,721	107,633	101,314

Gross profit	30,132	29,284	31,358	30,288
Selling, general and administrative expenses	27,237	26,374	27,888	26,745

Operating income	2,895	2,910	3,470	3,543
Interest expense, net	311	302	361	460
Other (income) expense, net	(18)	(3)	(2)	(37)

Earnings before income taxes	2,602	2,611	3,111	3,120
Provision for income taxes	1,061	1,091	1,311	1,196

Net earnings	$1,541	$1,520	$1,800	$1,924

Earnings per share:
Basic earnings per common share	$0.16	$0.16	$0.19	$0.20

Diluted earnings per common share	$0.16	$0.16	$0.19	$0.20

INDUSTRIAL DISTRIBUTION GROUP, INC.
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
FOR THE YEARS ENDED DECEMBER 31, 2007, 2006, AND 2005
(in thousands)
ALLOWANCE FOR DOUBTFUL ACCOUNTS

		ADDITIONS
		CHARGED
	BALANCE	TO COSTS
	AT	AND		BALANCE AT
	BEGINNING	EXPENSES		END OF
DESCRIPTION	OF PERIOD	NET (1)	DEDUCTIONS	PERIOD
Year ended December 31, 2007:
Allowance for doubtful accounts	$1,382	250	295	$1,337
Year ended December 31, 2006:
Allowance for doubtful accounts	$1,369	370	357	$1,382
Year ended December 31, 2005:
Allowance for doubtful accounts	$2,055	74	760	$1,369

(1)	Amounts charged to costs and expenses are net of adjustments and recoveries to state the allowance based on the Company’s historical collections experience and management’s assessment of the collectibility of specific accounts.
INVENTORY RESERVE

		ADDITIONS
		CHARGED
		TO COSTS
	BALANCE AT	AND		BALANCE AT
	BEGINNING	EXPENSES		END OF
DESCRIPTION	OF PERIOD	NET (1)	DEDUCTIONS(2)	PERIOD
Year ended December 31, 2007:
Inventory reserve	$4,970	546	291	$5,225
Year ended December 31, 2006:
Inventory reserve	$5,115	410	555	$4,970
Year ended December 31, 2005:
Inventory reserve	$5,168	1,208	1,261	$5,115

(1)	Amounts charged to costs and expenses are net of adjustments to state the reserve based on the Company’s experience and management’s assessment of the net realizable value of specific inventory items.

(2)	Deductions represent the write off of obsolete inventory.

VALUATION ALLOWANCE

		ADDITIONS
		CHARGED
		TO COSTS
	BALANCE AT	AND		BALANCE AT
	BEGINNING	EXPENSES		END OF
DESCRIPTION	OF PERIOD	NET(1)	DEDUCTIONS (2)	PERIOD
Year ended December 31, 2007:
Valuation allowance	$542	0	10	$532
Year ended December 31, 2006:
Valuation allowance	$561	0	19	$542
Year ended December 31, 2005:
Valuation allowance	$561	0	0	$561

(1)	These amounts represent the recording of the valuation allowance for deferred tax assets.

(2)	These amounts represent the reduction of the valuation allowance for deferred tax associated with certain state tax net operating loss carryforwards and future goodwill amortization.

EXHIBIT INDEX
     The exhibits set forth below are required to be filed with this Report pursuant to Item 601 of Regulation S-K:

Exhibit
Number	Description of Exhibit
2.1	Agreement and Plan of Merger, effective February 20, 2008, among Project Athena Holding Corporation, Project Athena Merger Corporation and the Company (filed as Exhibit 2.1 of Form 8-K (File No. 001-13195) on February 21, 2008 is hereby incorporated by reference.

3.1	Certificate of Incorporation, as amended, of the Company (filed as Exhibit 3.1 of the Company’s Registration Statement on Form S-1 (File No. 333-36233) is hereby incorporated by reference)

3.2	Bylaws, as amended, of the Company (filed as Exhibit 3.2 of the Company’s Quarterly Report on Form 10-Q (File No. 001-13195) on November 9, 2007 is hereby incorporated by reference)

4.1	Form of Common Stock Certificate of the Company (filed as Exhibit 4.1 of the Company’s Registration Statement on Form 8-A (File No. 001-13195) on August 31, 2000 is hereby incorporated by reference)

4.2	Certificate of Designation (filed as Exhibit 4.2 of the Company’s Current Report on Form 8-K (File No. 001-13195) on August 31, 2000 is hereby incorporated by reference)

(*)10.1(a)	Industrial Distribution Group, Inc. Stock Incentive Plan (filed as Exhibit 10.5 of the Company’s Registration Statement on Form S-1 (File No. 333-36233) is hereby incorporated by reference)

(*)10.1(b)	Amendment No. 1 to Industrial Distribution Group, Inc. Stock Incentive Plan (filed as Exhibit 10.5b) of the Company’s Annual Report on Form 10-K (File No. D01-131950) on March 31, 1999 is hereby incorporated by reference)

(*)10.1(c)	Industrial Distribution Group 2007 Stock Incentive Plan (filed as Exhibit 10.9 of the Company’s Current Report on Form 8-K (File No. 001-13195) on April 24, 2007 is hereby incorporated by reference)

(*)10.2	Form of Indemnification Agreement entered into between the Company and each of the executive officers and directors of the Company (filed as Exhibit 10.9 of the Company’s Registration Statement on Form S-1 (File No. 333-36233) is hereby incorporated by reference)

10.3	Lease Agreement dated July 30, 1998 by and between Andrew B. and Stephanie A. Shearer and Shearer Industrial Supply Co.(filed as Exhibit 10.12 of the Company’s Registration Statement on Form S-1 (File No. 333-51851) is hereby incorporated by reference)

(*)10.4	Industrial Distribution Group, Inc. Management Incentive Program (filed as Exhibit 10.14 of the Company’s Annual Report on Form 10-K (File No. 001-13195) on March 31, 1999 is hereby incorporated by reference)

10.5(a)	Credit Agreement dated December 22, 2000 by and between the Company, the lenders listed therein, and First Union National Bank (filed as Exhibit 10.6 of the Company’s Annual Report on Form 10-K (File No. 001-13195) on March 28, 2001 is hereby incorporated by reference)

10.5(b)	Credit Agreement Amendment dated August 1, 2001 by and between the Company, the lenders listed therein, and First Union National Bank (filed as Exhibit 10.5(b) of the Company’s Annual Report on Form 10-K (File No. 001-13195) on March 29, 2002 is hereby incorporated by reference)

10.5(c)	Second Amendment to Credit Agreement dated May 18, 2003 by and between the Company, Wachovia Bank, National Association (formerly First Union National Bank) and the lenders listed therein (filed as Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q (File No. 001-13195) on July 31, 2003 is hereby incorporated by reference)

10.5(d)	Third Amendment to Credit Agreement dated July 18, 2005 by and between the Company, Bank of America, N.A. as a lender and administrative agent, and certain other lenders listed therein (filed as Exhibit 10 on the Company’s Current Report on Form 8-K filed (File No. 001-13195) on July 19, 2005 is hereby incorporated by reference)

10.6	Rights Agreement dated as of August 28, 2000 by and between the Company and American Stock Transfer & Trust Company (filed as Exhibit 10.1 of the Company’s Registration Statement on Form 8-A (File No. 001-13195) on August 31, 2000 is hereby incorporated by reference)

(*)10.7 (a)	Form of Restricted Stock Agreement (filed as Exhibit 10.7 of the Company’s Annual Report on Form 10-K (File No. 001-13195) on March 21, 2003 is hereby incorporated by reference)

(*)10.7 (b)	Form of Restricted Stock Agreement (filed as Exhibit 10.10 of the Company’s Current Report on Form 8-K (File No. 001-13195) on May 30, 2007 is hereby incorporated by reference)

Exhibit
Number	Description of Exhibit
10.8(a)	Industrial Distribution Group, Inc. Amended and Restated Employee Stock Purchase Plan (filed as Exhibit 4 of Post-Effective Amendment No. 1 to the Company’s Registration Statement on Form S-8 (File No. 333-41921) on January 26, 1998 is hereby incorporated by reference)

10.8(b)	First Amendment to Industrial Distribution Group, Inc. Amended and Restated Employee Stock Purchase Plan (filed as Exhibit 4 of the Company’s Registration Statement on Form S-8 (File No. 333-58072) on April 2, 2001 is hereby incorporated by reference)

10.8(c)	Second Amendment to Industrial Distribution Group, Inc. Amended and Restated Employee Stock Purchase Plan (filed as Exhibit 4(c) of Post-Effective Amendment No. 1 to the Company’s Registration Statement on Form S-8 (File No. 333-58072) on March 3, 2006 is hereby incorporated by reference)

10.8(d)	Third Amendment to Industrial Distribution Group, Inc. Amended and Restated Employee Stock Purchase Plan (filed as Exhibit 4(c) of Post-Effective Amendment No. 1 to the Company’s Registration Statement on Form S-8 (File No. 333-58072) on February 21, 2007 is hereby incorporated by reference)

(**)21.1	Subsidiaries of the Company

(**)23.1	Consent of Independent Registered Public Accounting Firm

(**)31.1	Certification of Chief Executive Officer with respect to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

(**)31.2	Certification of Chief Financial Officer with respect to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

(**)32.1	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of United States Code by Chief Executive Officer with respect to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

(**)32.2	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of United States Code by Chief Financial Officer with respect to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

(*)	Management contract or compensatory plan or arrangement required to be filed as an exhibit.

(**)	Filed electronically herewith.