Form 10-Q
period 2008-03-31
INDUSTRIAL DISTRIBUTION GROUP INC
filed 2008-05-16
CIK 1042351

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2008
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at April 28, 2008

Common Stock, $0.01 par value	9,605,502

INDUSTRIAL DISTRIBUTION GROUP, INC.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
INDUSTRIAL DISTRIBUTION GROUP, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	MARCH 31,	DECEMBER 31,
	2008	2007
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$438	$431
Accounts receivable, net	69,037	71,376
Inventory, net	57,441	60,259
Deferred tax assets	3,711	3,613
Prepaid and other current assets	2,843	3,328

Total current assets	133,470	139,007
PROPERTY AND EQUIPMENT, NET	4,216	4,352
INTANGIBLE ASSETS, NET	107	118
DEFERRED TAX ASSETS	1,433	1,442
OTHER ASSETS	684	773

Total assets	$139,910	$145,692

LIABILITIES & STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Current portion of long-term debt and capital lease obligations	$175	$133
Accounts payable	40,016	46,309
Accrued compensation	2,360	1,892
Other accrued liabilities	4,545	4,850

Total current liabilities	47,096	53,184
LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS, NET OF CURRENT PORTION	10,262	11,055
OTHER LONG-TERM LIABILITIES	297	293

Total liabilities	57,655	64,532

COMMITMENTS AND CONTINGENCIES (NOTE 7)
STOCKHOLDERS’ EQUITY:
Preferred stock, $0.10 par value per share; 10,000,000 shares authorized, no shares issued or outstanding at March 31, 2008 and at December 31, 2007	0	0
Common stock, par value $0.01 per share, 50,000,000 shares authorized; 9,458,113 shares issued and outstanding at March 31, 2008; 9,394,025 shares issued and outstanding at December 31, 2007	95	94
Additional paid-in capital	100,588	100,414
Accumulated deficit	(18,428)	(19,348)

Total stockholders’ equity	82,255	81,160

Total liabilities and stockholders’ equity	$139,910	$145,692

The accompanying notes are an integral part of these consolidated financial statements.

INDUSTRIAL DISTRIBUTION GROUP, INC.
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except share data)
(Unaudited)

	THREE MONTHS ENDED
	MARCH 31,
	2008	2007
NET SALES	$127,267	$135,105
COST OF SALES	97,107	103,996

Gross profit	30,160	31,109
SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES	28,436	28,190

Operating income	1,724	2,919
INTEREST EXPENSE	239	500
OTHER INCOME	0	1

EARNINGS BEFORE INCOME TAXES	1,485	2,420
PROVISION FOR INCOME TAXES	565	951

NET EARNINGS	$920	$1,469

EARNINGS PER COMMON SHARE:
Basic	$0.10	$0.16

Diluted	$0.10	$0.15

WEIGHTED AVERAGE SHARES:
Basic	9,414,535	9,354,371

Diluted	9,683,317	9,654,010

The accompanying notes are an integral part of these consolidated financial statements.

INDUSTRIAL DISTRIBUTION GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands) (Unaudited)

	THREE MONTHS ENDED MARCH 31,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$920	$1,469
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	288	290
Loss on sale of assets	2	2
Deferred income taxes	(89)	(112)
Stock-based compensation expense	27	39
Amortization of restricted stock	159	167
Excess tax benefit from exercise of stock options	0	(46)
Changes in operating assets and liabilities:
Accounts receivable, net	2,339	(2,833)
Inventories, net	2,818	361
Prepaid and other assets	574	556
Accounts payable	(6,293)	1,497
Accrued compensation	468	(486)
Other accrued liabilities	(333)	97

Total adjustments	(40)	(468)

Net cash provided by operating activities	880	1,001

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property and equipment, net	(146)	(186)
Proceeds from the sale of property and equipment	2	0

Net cash used in investing activities	(144)	(186)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock, net of issuance costs	22	116
Excess tax benefit from exercise of stock options	0	46
Repayments on revolving credit facility	(43,038)	(35,219)
Borrowings on revolving credit facility	42,275	34,767
Debt and capital lease repayments	(30)	(6)
Debt borrowings	42	0

Net cash used in financing activities	(729)	(296)

NET CHANGE IN CASH AND CASH EQUIVALENTS	7	519
CASH AND CASH EQUIVALENTS, beginning of period	431	349

CASH AND CASH EQUIVALENTS, end of period	$438	$868

Supplemental Disclosures:
Interest paid	$261	$471

Income taxes paid, net of refunds	$278	$454

The accompanying notes are an integral part of these consolidated financial statements.

INDUSTRIAL DISTRIBUTION GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — MARCH 31, 2008 (Unaudited)
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
These interim statements should be read in conjunction with the Company’s financial statements and notes thereto, included in its Annual Report on Form 10-K, for the fiscal year ended December 31, 2007.
Certain reclassifications have been made to prior year amounts to conform to the current year presentation.
During 2007, the Company corrected errors primarily related to duplicate trade payables arising from inventory purchases made in prior years and the overstatement of inventory balances at certain FPS sites at December 31, 2006. These errors were identified by the Company during its monthly financial statement close processes throughout 2007. The Company has concluded that the aggregate of these prior year errors corrected during 2007 were not material to results of operations, to trends for those periods affected, or to a fair presentation of the Company’s consolidated financial statements and, accordingly, results for the prior periods have not been restated. Instead, the errors were corrected during the twelve months ended December 31, 2007, which resulted in a net increase of cost of sales of $128,000, a decrease of inventory aggregating $616,000 and a decrease of accounts payable aggregating $488,000.
2. ADOPTION OF NEW ACCOUNTING STANDARDS
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
In December 2007, the FASB issued SFAS No. 141 (revised 2007) “Business Combinations” (SFAS No. 141R). SFAS No. 141R establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. SFAS No. 141R also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141R is to be applied prospectively to business combinations for which the acquisition date is on or after January 1, 2009. The Company expects SFAS No. 141R will have an impact on its accounting for future business combinations once adopted but the effect is dependent upon acquisitions that are made in the future.
In December 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (SFAS No. 160). SFAS No. 160 establishes requirements for ownership interests in subsidiaries held by parties other than the Company (sometimes called “minority interests”) be clearly identified, presented, and disclosed in the consolidated statement of financial position within equity, but separate from the parent’s equity. All changes in the parent’s ownership interests are required to be accounted for consistently as equity transactions and any noncontrolling equity investments in deconsolidated subsidiaries must be measured initially at fair value. SFAS No. 160 is effective, on a prospective basis, on or after January 1, 2009. However, presentation and disclosure requirements must be retrospectively applied to comparative financial statements. The Company is currently assessing the impact of SFAS No. 160, if any, on its consolidated financial position, results of operations and cash flows.

earnings. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The Company does not expect the adoption of SFAS No. 157 will have a material effect on its consolidated financial position, results of operations or cash flows.
In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (SFAS No. 162). This Statement identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy). This statement shall be effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board (PCAOB) amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” The Company is currently evaluating the potential impact, if any, of the adoption of SFAS No. 162 on its consolidated financial position, results of operations and cash flows.
3. CREDIT FACILITY
In December 2000, the Company entered into a $100.0 million revolving credit facility with a five financial institution syndicate. On July 18, 2005, the Company amended this agreement with the existing syndicate. The agreement provides a $75.0 million credit facility with an accordion option enabling the Company to expand the facility to $110.0 million and extends through July 18, 2010. The agreement contains a first security interest in the assets of the Company. The annual commitment fee on the unused portion of the amended facility is 25 basis points of the average daily unused portion of the greater of $75.0 million or $110.0 million if the accordion option is used. The agreement provides that the facility may be used for operations and acquisitions, and provides $7.5 million for swinglines and $10.0 million for letters of credit. Amounts outstanding under the amended credit facility bear interest at either the lead bank’s corporate rate or LIBOR, as selected by the Company from time to time, plus applicable margins. This rate was 5.3% and 7.3% at March 31, 2008 and December 31, 2007, respectively.
The amounts outstanding under the facility at March 31, 2008 and December 31, 2007 were $9.8 million and $10.5 million, respectively, which have been classified as long-term liabilities in the consolidated balance sheets. Additionally, the Company had outstanding letters of credit of $1.2 million under the facility at March 31, 2008 and December 31, 2007. The amended credit facility contains a requirement for fixed charge coverage to be met if monthly average excess availability under the facility falls below $15.0 million. The Company has the ability to repurchase up to $5.0 million of its common stock during any one fiscal year under the terms of the agreement. Covenants under the amended Credit Facility prohibit the payment of cash dividends, among various other restrictions. The Company was in compliance with these covenants as of March 31, 2008 and December 31, 2007.
4. CAPITAL STOCK
The Company’s Board of Directors terminated the employee stock purchase plan effective January 1, 2008. During the three month period ended March 31, 2008 the Company issued the remaining 1,362 shares of its common stock through its employee stock purchase plan related to the final employee purchases made during December 2007, and issued 1,000 shares of its common stock pursuant to the exercise of options. During the three months ended March 31, 2007 the Company issued 6,296 shares of its common stock through its employee stock purchase plan and issued 18,267 shares of its common stock pursuant to the exercise of options.
Options are included in the computation of diluted earnings per share when the options’ exercise price is less than the average market price of the common stock during the period. The number of options outstanding during the three months ended March 31, 2008 and 2007 had a dilutive effect of 268,782 shares and 299,639 shares, respectively, to the weighted average common stock outstanding. During the three months ended March 31, 2008 and 2007, options where the exercise price exceeded the average market price of the common stock totaled 9,000 and 38,490, respectively. Such shares were not included in the calculation of weighted average common stock outstanding because they were antidilutive.
On February 21, 2007, the Company’s board of directors approved the extension of the Stock Repurchase Program to December 31, 2009 and provided for the purchase of up to an additional $5,000,000 of common stock. During the three months ended March 31, 2008 and 2007, no shares were repurchased. As of March 31, 2008, the Company is authorized to repurchase an additional $5.3 million of its outstanding shares of common stock under the current terms of the repurchase program.
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

The fair value of each option grant is estimated on the date of grant using the Black-Scholes-Merton option-pricing model with the following weighted average assumptions:

THREE MONTHS ENDED
MARCH 31, 2007
Expected life (years)	7
Dividend yield	0%
Expected stock price volatility	48%
Risk-free interest rate (low-high)	4.43% - 4.89%
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
There were no options granted during the first quarter of 2008. The weighted average grant-date fair value of options granted during the fiscal quarter March 31, 2007 was $6.44. The total intrinsic value of options exercised was less than $0.1 million during the three months ended March 31, 2008 and $0.2 million during the three months ended March 31, 2007. The total weighted average grant-date fair value of options exercised during the quarters ended March 31, 2008 and 2007 was $4.13 and $1.88, respectively. As of March 31, 2008, unrecognized compensation cost related to unvested stock options awards totaled $0.1 million and is expected to be recognized over a weighted average period of 1.2 years.
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
The stock incentive plan was adopted to provide key employees, officers, and directors an opportunity to own common stock of the Company and to provide incentives for such persons to promote the financial success of the Company. Awards under the stock incentive plan may be structured in a variety of ways, including incentive and nonqualified stock options, shares of common stock subject to terms and conditions set by the Board of Directors (“restricted stock awards”), and stock appreciation rights (“SARs”). Incentive stock options may be granted only to full-time employees (including officers) of the Company and any subsidiaries. Nonqualified options, restricted stock awards, SARs, and other permitted forms of awards may be granted to any person employed by or performing services for the Company, including directors. The aggregate number of shares which are available for issuance pursuant to awards under the 2007 stock incentive plan is 1,122,180 plus any shares that are subject to outstanding grants under the Company’s 1997 stock incentive plan, which expire, are forfeited, or otherwise terminate without delivery of the shares, the “Share Pool.” Under the 2007 stock incentive plan, each option awarded is counted as one share subject to an award deducted from the Share Pool. Each share of restricted stock, each restricted stock unit, and each performance award that may be settled in shares, is counted as 1.778 shares subject to an award and deducted from the Share Pool. The Company currently has 806,639 shares available for issue under the stock incentive plan.
Under the management incentive program, management may be awarded shares of stock or restricted stock based on attaining certain performance goals. The Company issued no shares in 2008 for 2007 performance based on the terms of the management incentive program. During 2007, the Company increased the number of available shares of the plan by 250,000. As of March 31, 2008 a maximum of 450,000 shares of common stock may be issued at fair market value under this plan. The Company has issued a total of 168,852 shares under the management incentive plan as of March 31, 2008. The Company currently has 281,148 shares available for issue under the management incentive plan.

A summary of changes in outstanding stock options for the period ended March 31, 2008 is as follows:

			WEIGHTED-
			AVERAGE
		WEIGHTED-	REMAINING
		AVERAGE	CONTRACTUAL	AGGREGATE
	SHARES	EXERCISE PRICE	LIFE	INTRINSIC VALUE

Outstanding at December 31, 2007	621,696	$4.88
Granted	0
Forfeited and surrendered	(717)	$6.00
Exercised	(1,000)	$6.78

Outstanding at March 31, 2008	619,979	$4.87	3.54	$3,225,000

Vested/Exercisable at March 31, 2008	587,614	$4.66	3.29	$3,174,000
Cash received from stock options exercised for the three months ended March 31, 2008 was less than $0.1 million. The income tax benefits from share-based arrangements for the three months ended March 31, 2008 totaled less than $0.1 million.
A summary of changes in unvested shares of restricted stock for the period ended March 31, 2008 is as follows:

		WEIGHTED-
		AVERAGE
		GRANT DATE
	SHARES	FAIR VALUE

Outstanding, unvested at December 31, 2007	190,463	$8.92
Granted	19,518	$10.76
Forfeited and surrendered	0	—

Vested	(61,726)	$8.87
Outstanding, unvested at March 31, 2008	148,255	$9.18

As of March 31, 2008, unrecognized compensation cost related to unvested restricted stock awards totaled $0.7 million and is expected to be recognized over a weighted average period of 0.7 years. There were 61,726 shares that vested during the three month period ended March 31, 2008. No shares vested during the three month period ended March 31, 2007.
6. INCOME TAXES
The Company adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”) on January 1, 2007. FIN 48 provides that a tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits of the position. Income tax positions must meet a more-likely-than-not recognition threshold at the effective date to be recognized upon the adoption of FIN 48 and in subsequent periods. As a result of the adoption of FIN 48, there was no material change to unrecognized tax benefits, which would have been accounted for as an adjustment to the January 1, 2007 balance of retained earnings.
With the adoption of FIN 48, the Company provides for interest as a part of income tax expense which is consistent with prior reporting periods. The Company recorded an additional $14,000 in interest related to the unrecognized tax benefit during the three months ended March 31, 2008. As of March 31, 2008 and December 31, 2007, the Company had recorded a liability of approximately $54,000 and $40,000, respectively, for payment of interest. The balance as of March 31, 2008 was $0.3 million and is recorded in other long-term liabilities.
During the next 12 months, it is possible the Company could recognize $201,000 of the unrecognized tax benefits, including interest and state benefits, due mainly to the expiration of statute of limitations. The recognition of these unrecognized tax benefits may have an impact on the 2008 effective tax rate.
The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions. With few exceptions the Company is no longer subject to federal, state, and local, or non-U.S. income tax examinations by tax authorities for years before 2004.

The Company’s net deferred tax assets totaled approximately $5.1 million at March 31, 2008 and at December 31, 2007, and are subject to periodic recoverability assessments. The realization of the Company’s deferred tax assets is principally dependent upon the Company being able to generate sufficient future taxable income in certain tax jurisdictions. Factors used to assess the likelihood of realization are the Company’s forecast of future taxable income (which is based upon estimates and assumptions) and available tax planning strategies that could be implemented to realize the net deferred tax assets.
On the basis of the Company’s operating results and projections for future taxable income, management believes it is more likely than not that future operations will generate sufficient taxable income to realize the net deferred tax assets. The valuation allowance for net deferred tax assets was $0.5 million as of March 31, 2008 and December 31, 2007. The valuation allowance for deferred tax assets at March 31, 2008 is primarily for state net operating loss carryforwards for which the Company believes sufficient taxable income will not be realized prior to expiration.
The provision for income taxes was $0.6 million for the three months ended March 31, 2008, compared to $1.0 million for the three months ended March 31, 2007. The effective tax rate decreased to 38.0% as compared to 39.3% due to a decrease in non-deductible items as a percentage of pre-tax income.
7. COMMITMENTS AND CONTINGENCIES
From time to time, we are involved in various proceedings incidental to our businesses and we are subject to a variety of environmental and pollution control laws and regulations in all jurisdictions in which we operate. The Company has and will continue to vigorously defend itself in such legal claims and proceedings. Although the ultimate outcome of these proceedings cannot be determined with certainty, based on presently available information management believes that adequate reserves have been established for probable losses with respect thereto. Management further believes that the ultimate outcome of these matters could be material to operating results in any given quarter but will not have a materially adverse effect on our long-term financial condition, our results of operations, or our cash flows.
8. SUBSEQUENT EVENTS
Merger Agreement
On April 25, 2008, the Company entered into an Agreement and Plan of Merger (the “Eiger Merger Agreement”) with Eiger Holdco, LLC, a Delaware limited liability company (“Eiger”), and Eiger Merger Corporation, a Delaware corporation and a wholly-owned subsidiary of Eiger (“Merger Co”). Under the Eiger Merger Agreement, the Company’s stockholders will be paid $12.10 per share in cash, and the holders of outstanding options for Company common stock (which will become fully vested in connection with the merger) will be paid the positive difference, if any, between $12.10 per share and the exercise price of the options. The total value of the transaction is approximately $130.8 million, which includes the acquisition of all of the Company’s outstanding shares and options for approximately $118.5 million, and the assumption of all Company debt.
The Eiger Merger Agreement may be terminated by the Company or Eiger in certain circumstances detailed in the Eiger Merger Agreement. Under specified circumstances, the Company would be required to pay Eiger, or Eiger would be required to pay the Company, a termination fee equal to 3% of the total purchase price.
Consummation of the merger is subject to approval of the Eiger Merger Agreement by the Company’s stockholders and other customary closing conditions. If approved by the Company’s stockholders, and if the conditions of the Eiger Merger Agreement are satisfied or waived, the parties expect to consummate the merger promptly thereafter.
Eiger and Merger Co are both affiliates of Luther King Capital Management Corporation (“LKCM”) — which has become the largest stockholder of the Company as a result of purchases over the past seven months that brought its ownership to approximately 14.9% of the Company’s outstanding common stock.
In connection with the execution and delivery of the Eiger Merger Agreement on April 25, 2008, the Company terminated its Agreement and Plan of Merger (as amended), dated as of February 20, 2008, with affiliates of Platinum Equity Advisors, LLC. In connection therewith, the Company paid to Platinum Equity the approximately $3.0 million termination fee it was owed under the Platinum Merger Agreement. Pursuant to the Eiger Merger Agreement, in the event the Eiger Merger Agreement is terminated under certain conditions, Eiger may be obligated to reimburse the Company for the payment of the Platinum Fee.

Tornado
The Company’s Belmont, North Carolina, campus facility, on which the Company has 125,000 square feet of both warehouse and office space, was struck by a tornado in the early morning on May 9, 2008. The storm occurred prior to opening for business so none of our associates were present. The office building suffered no damage, beyond a temporary loss of electricity, and thus personnel were able to resume work without significant disruptions to any aspect of our business operations. The warehouse suffered significant physical damage, however, which included the destruction of a substantial portion of the roof, including over the section of the warehouse used to store certain inventory and shipment records, and led to the loss of some inventory. The Company was able to initiate clean-up and restoration activities within a couple of days, and arranged for approximately 80,000 square feet of temporary replacement warehouse space at a nearby location, which has enabled the Company to remain fully operational during this period. The restoration process is expected to take approximately six months.
At this time, the Company’s insurers have not determined the extent of the loss of property, inventory, or business interruption. Some of the records that were stored in the warehouse suffered water damage, and may not be salvageable. However, the Company has been able to continue inventory shipments without significant disruptions to customers, and they do not believe the permanent loss of any records will be significant or have any material adverse effect on the business. Based on preliminary analyses and discussions with loss adjusters and the Company’s insurance carrier, it is believed all of the damage and loss suffered will be covered by insurance, subject to the applicable deductible of $0.1 million.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion is based upon our historical financial results. In this discussion, most percentages and dollar amounts have been rounded to aid presentation; as a result, all such figures are approximations. References to such approximations have generally been omitted.
This discussion may contain certain forward-looking statements concerning our operations, performance, and financial condition, including, in particular, the likelihood of our success in developing and expanding our business. These statements are based upon a number of assumptions and estimates that are inherently subject to significant uncertainties and contingencies, many of which are beyond our control. Actual results may differ materially from those expressed or implied by such forward-looking statements. Factors that could cause actual results to differ, include but are not limited to: our exploration of strategic alternatives may have an adverse affect on our operating results and/or financial outlook, our ability to compete successfully in the highly competitive and diverse MROP market, our ability to renew profitable contracts, the availability of key personnel for employment by us, our reliance on the expertise of our senior management, a change in our pricing model for certain customers, an interruption of business due to IT system failures could harm our business, the uncertainty of customers’ demand for our products and services, our relationships with and dependence upon third-party suppliers and manufacturers, discontinuance of our distribution rights, failure to successfully implement efficiency improvements and other factors discussed in more detail under Item 1A Risk Factors in our Annual Report on Form 10-K for fiscal year 2007.
Our discussions below in this Item 2 are based upon the more detailed discussions about our business, operations and financial condition included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007, under Item 7. Our discussions here focus on our results during or as of the three-month period ended March 31, 2008, and the comparable period of 2007 and, to the extent applicable, any material changes from the information discussed in that Form 10-K or other important intervening developments or information since that time. These discussions should be read in conjunction with that Form 10-K for more detailed and background information.

RESULTS OF OPERATIONS
THREE MONTHS ENDED MARCH 31, 2008 AND 2007
The following table sets forth a summary of our operating data and shows such data as a percentage of net sales for the periods indicated (dollars in thousands):

	THREE MONTHS ENDED MARCH 31,
	2008		2007
Net Sales	$127,267	100.0%	$135,105	100.0%
Cost of Sales	97,107	76.3	103,996	77.0

Gross Profit	30,160	23.7	31,109	23.0
Selling, General, and Administrative Expenses	28,436	22.3	28,190	20.8

Operating Income	1,724	1.4	2,919	2.2
Interest Expense	239	0.2	500	0.4
Other Income	0	0.0	1	0.0

Earnings Before Taxes	1,485	1.2	2,420	1.8
Provision for Income Taxes	565	0.5	951	0.7

Net Earnings	$920	0.7%	$1,469	1.1%

Net sales
Net sales decreased $7.8 million or 5.8% to $127.3 million for the three months ended March 31, 2008 from $135.1 million for the three months ended March 31, 2007. Our FPS revenues comprised 61.8% of our total revenue for the quarter, compared with 60.0% in the prior year period. Total FPS revenue declined $2.5 million or 3.0% to $78.6 million as compared to $81.1 million in the prior year quarter. As of March 31, 2008 we had 307 FPS sites, 97 of which were storeroom management arrangements, as compared to 336 sites as of March 31, 2007, 100 of which were storeroom management arrangements. New sites implemented since the first quarter of 2007 generated incremental revenue of $4.2 million in the first quarter of 2008. We benefited from sites that were implemented in late 2006 through early 2007 achieving their full run rate in the first quarter of 2008. More than offsetting these improvements, however, was the loss of certain sites in the fourth quarter of 2007 for which we chose not to compete due to pricing.
General MROP revenue decreased $5.4 million or 10.0% to $48.6 million for the three months ended March 31, 2008, from $54.0 million for the same period in 2007, primarily as a result of a general business decline in the automotive and truck sector and declines in production and volume by associated job shops, which had significant impact on a broad portion of our customer base of tier-one and tier-two suppliers who support those industries. The manufactured housing and recreational vehicle industries continue to struggle to regain market share and represented $1.0 million of the sales decline. Customers in the auto related sectors have been adversely affected by the American Axle & Manufacturing, Inc. labor strike that began in the first quarter.
Cost of Sales
Cost of sales decreased $6.9 million or 6.6% to $97.1 million for the three months ended March 31, 2008, from $104.0 million for the three months ended March 31, 2007. As a percentage of sales, cost of sales decreased to 76.3% for the three months ended March 31, 2008, from 77.0% in 2007, resulting in a favorable gross margin variance. FPS margins improved due to more profitable FPS customer arrangements, due to increased services billings, including management, administrative and implementation fees and due to the unfavorable impact in the 2007 quarter of cost of sales adjustments related to 2006. Excluding the impact from the correction of errors in the prior year, General MROP gross margin improved 60 basis points as the result of strategic pricing initiatives.
Selling, General, and Administrative Expenses
Selling, general, and administrative expenses increased $0.2 million or 0.9% to $28.4 million for the three months ended March 31, 2008, from $28.2 million for the three months ended March 31, 2007. As a percentage of sales, total selling, general, and administrative expenses increased to 22.3% for the first quarter of 2008 from 20.8% for the first quarter of 2007. During the first quarter, we incurred $0.6 million of strategic alternatives review process expenses. The Company also incurred $0.1 million related to marketing initiatives such as the launch of the e-commerce website. Excluding the costs associated with the strategic alternatives review, which we believe are non-recurring expenditures, selling, general and administrative expenses decreased $0.4 million or 1.3%. The reduction was due to lower overall travel, training and consumable supplies as the Company continues to focus on cost containment.
Operating Income
Operating income decreased $1.2 million or 40.9% to $1.7 million for the three months ended March 31, 2008 as compared to $2.9 million for the three months ended March 31, 2007. As a percent of revenue, operating income decreased to 1.4% for the three months ended March 31, 2008, down from 2.2% for the prior year quarter. Excluding the costs associated with the strategic alternatives review, which we believe are non-recurring expenditures, operating income was $2.4 million or 1.8% of revenue representing a decline of $0.6 million compared to prior year quarter. The decline in operating income was primarily due to lower sales volume for the quarter.
Interest Expense
As compared to the prior year quarter, our quarterly average debt outstanding under our Credit Facility decreased by $14.2 million or 59.2% to $9.8 million for the three months ended March 31, 2008. Interest expense decreased $0.3 million as compared to the prior year quarter due to a combination of lower debt outstanding and lower LIBOR rates. The average quarterly interest rate decreased to 6.6% from 7.0%.
Provision for Income Taxes
The provision for income taxes decreased by $0.4 million, to a provision of $0.6 million, for the three months ended March 31, 2008, compared to $1.0 million for the three months ended March 31, 2007. Our effective tax rate decreased to 38.0% as compared to 39.3% due to a decrease in non-deductible items, such as foreign losses, as a percentage of pre-tax income.
LIQUIDITY AND CAPITAL RESOURCES
Capital Availability and Requirements
At March 31, 2008, our total working capital was $86.4 million, which included $0.4 million in cash and cash equivalents. We had an aggregate of $75.0 million of borrowing capacity under our Credit Facility. Based upon our current asset base (which serves as our collateral under the Credit Facility) and outstanding borrowings under the Credit Facility, we had borrowing availability under the Credit Facility of $62.0 million. We are in compliance with all applicable financial covenants under our Credit Facility.
Analysis of Cash Flows
Net cash provided by operating activities was $0.9 million and $1.0 million for the three months ended March 31, 2008 and 2007, respectively. For the first quarter of 2008, cash was primarily provided by net earnings. The cash provided by net earnings was partially offset by a use of cash due to changes in working capital. The changes in working capital were due to decreased accounts receivable as a result of an improvement in the number of days sales remained outstanding, and a reduction in inventory due to lower customer demands partially offset by decreased accounts payable. During the three months ended March 31, 2007, we used cash primarily in accounts receivable which was partially offset by cash provided from accounts payable as well as net earnings for the quarter.
Net cash used in investing activities for the three months ended March 31, 2008 and 2007 was $0.1 million and $0.2 million, respectively. In both periods, cash was used for fixed asset purchases in the normal course of business.
Net cash used in financing activities was $0.7 million and $0.3 million for the three months ended March 31, 2008 and 2007, respectively. Cash was used primarily for net repayments on our Credit Facility of $0.8 million and $0.5 million, respectively, for the three months ended March 31, 2008 and for the same period in 2007.
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
While our significant accounting policies are described in Note 2 — Summary of Significant Accounting Policies in the Notes to Consolidated Financial Statements of our Annual Report on Form 10-K for fiscal 2007, we believe that the following accounting policies and estimates involve a higher degree of complexity and warrant specific description.
Allowance for Doubtful Accounts — Methodology
We have established an allowance for doubtful accounts based on our collection experience and an assessment of the collectability of specific accounts. We evaluate the collectability of accounts receivable based on a combination of factors. Initially, we estimate an allowance for doubtful accounts as a percentage of accounts receivable based on historical collections experience. This initial estimate is periodically adjusted when we become aware of a specific customer’s inability to meet its financial obligations (e.g., bankruptcy filing) or as a result of changes in the overall aging of accounts receivable. We do not believe our estimate of the allowance for doubtful accounts is likely to be adversely affected by any individual customer or group of customers, since our customers are geographically and functionally dispersed, and none are individually significant. The table below depicts our allowance for doubtful accounts, bad debt expense incurred or recovered and write-offs or recoveries during each of the first quarters of 2008 and 2007. Write-offs of accounts receivable have no effect on either our results of operations or cash flows, only charges to bad debt expense impact our earnings.

Allowance for Doubtful Accounts	2008	2007
	(dollars in thousands)
Balance at December 31	$1,337	$1,382
Add: Charges to expense	131	115
Deduct: Write-offs	51	39

Balance at March 31	$1,417	$1,458

Percentage of Gross Receivables	2.0%	1.7%
Inventories — Slow Moving and Obsolescence
In connection with certain contracts, we maintain special inventories for specific customers’ needs. In certain contracts, the customers are required to purchase the special inventory at the point in time in which the inventory reaches a certain age. However, for other customer relationships and inventories, we are not protected by our customer from the risk of inventory obsolescence. In such cases, we rely on available return privileges with vendors, if any. Therefore, in determining the net realizable value of inventories, we identify slow moving or obsolete inventories that (i) are not protected by our customer agreements from risk of loss, and (ii) are not eligible for return under various vendor return programs. Based upon these factors, we estimate the net realizable value of inventories and record any necessary adjustments as a charge to cost of sales. If our inventory return privileges were discontinued in the future, or if customers were unable to honor the provisions of certain contracts that protect us from inventory losses, our risk of loss associated with obsolete or slow moving inventories would increase. The table below depicts our reserve for slow moving and obsolete inventory incurred and write-offs, net of recoveries, during each of the first quarters of 2008 and 2007. Write-offs of inventory have no effect on either our results of operations or cash flows, only expense impacts our earnings.

Inventory Reserve	2008	2007
	(dollars in thousands)
Balance at December 31	$5,225	$4,970
Add: Charges to expense	156	100
Deduct: Write-offs	123	12

Balance at March 31	$5,258	$5,058

Percentage of Gross Inventory	8.4%	7.4%

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
Self Insurance and Related Reserves
     We are self insured for group health and we utilize third party administrators to process and administer all medical claims. We are self insured subject to a $150,000 specific claim stop loss and a 120% aggregate claim stop loss agreement. Based upon 2008 premiums, the aggregate stop loss maximum amounted to $701.62 per month per associate participating in the medical insurance program, less the associate paid portion. This represents the maximum amount of liability which would be incurred under the plan. As of March 31, 2008 and December 31, 2007 we had approximately 1,000 associates enrolled in the group health plan.
     We accrue an estimate for incurred but not reported claims and related expenses based on historical experience. The accrual for incurred but not reported claims relating to group health totaled approximately $0.7 million at March 31, 2008 and December 31, 2007. Because we are self-insured, an increase in the volume (frequency) or amount (severity) of claims in the future may cause us to record additional expense that was not estimable at March 31, 2008. We are not aware of any increasing frequency or severity of individual claims. The accuracy of our accrual for incurred but not reported claims is entirely dependent on future events that are subject to change.
     We are also self-insured for certain losses relating to worker’s compensation, and property and casualty losses subject to certain deductibles and an aggregate stop loss limit of $1.4 million. The accrual for incurred but not reported claims relating to worker’s compensation, and property and casualty totaled approximately $0.5 million at March 31, 2008 and $0.4 million at December 31, 2007. The policies are subject to other limitations and exclusions which are normal and customary in such insurance contracts.
Accounting for Uncertainty in Income Taxes
As of the beginning of our 2008 fiscal year, the total amount of gross unrecognized tax benefits, which is reported in other long-term liabilities in our consolidated balance sheet, is $0.3 million. This amount would impact our effective tax rate over time, if recognized. In addition, we accrue interest and any necessary penalties related to unrecognized tax positions in our provision for income taxes. As of March 31, 2008, we accrued less than $0.1 million of gross interest and penalties, which are included in other long term liabilities.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We believe that our exposure to market risks are immaterial. We hold no market risk sensitive instruments for trading purposes. At present, we do not employ any derivative financial instruments, other financial instruments, or derivative commodity instruments to hedge any market risk, and we have no plans to do so in the future. To the extent we have borrowings outstanding under our Credit Facility, we are exposed to interest rate risk because of the variable interest rate under the Credit Facility. A change of 100 basis points in the market rate of interest would impact interest expense by less than $0.1 million based on borrowing outstanding at March 31, 2008.
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
No change occurred in the Company’s internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the most recent fiscal quarter ended March 31, 2008 that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.
PART II. OTHER INFORMATION
ITEM 1A. RISK FACTORS
Except as described below, there have been no material changes from the Risk Factors described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007. The information below updates, and should be read in conjunction with, the Risk Factors and information disclosed in the Annual Report on Form 10-K.
Our exploration and identification of strategic alternatives may have an adverse impact on our operating results and/or financial outlook, and, if a strategic transaction is not consummated, our stock price is likely to be adversely affected.
          On July 30, 2007, we announced that our Board of Directors had authorized a process to identify, review and evaluate potential strategic alternatives for our company in an effort to enhance and unlock realizable value for our stockholders. On February 20, 2008, we announced that, as a result of the review process, we had signed a merger agreement to be acquired by an affiliate of Platinum Equity Advisors, LLC. On April 25, 2008, we announced that we had terminated such merger agreement in order to sign a new merger agreement to be acquired by an affiliate of Luther King Private Discipline Master Fund at an increased price. There are various risks and uncertainties as a result of the strategic alternatives process we conducted and the merger transaction we have proposed, including: (i) the required approval of the merger transaction by our stockholders, (ii) satisfaction or (if permitted) waiver of the other conditions to the merger transaction, many of which involve factors that are unknown or impossible to predict and beyond our ability to control, and (iii) potential perceived uncertainties as to our future direction that may result in increased difficulties and expense in recruiting and retaining employees, and that may also impact our relationships with various other constituencies, such as customers and vendors. Any of the foregoing could have a material adverse affect on our operating results and/or financial outlook. In addition, if the ultimate result of our review of strategic alternatives is a transaction (or other outcome) that is different from what the market expects, it is likely that our stock price would be adversely affected.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(c) Issuer Purchases of Equity Securities
On February 23, 2005, the Company’s Board of Directors approved a repurchase program pursuant to which the Company is authorized to repurchase up to $5.0 million of its outstanding shares of common stock (“Stock Repurchase Program”) over a period of 24 months from the inception of the Stock Repurchase Program. On February 21, 2007, the Company’s Board of Directors approved an expansion of the Stock Repurchase Program to include an additional $5.0 million of common stock through December 31, 2009. For the three months ended March 31, 2008, the Company did not purchase any shares of its common stock pursuant to the Stock Repurchase Program or otherwise. As of March 31, 2008 the Company was authorized to purchase up to $5.3 million of shares of its common stock under this repurchase program.

ITEM 6. EXHIBITS
Exhibits filed as part of this Form 10-Q:
2.1	Agreement and Plan of Merger, dated April 25, 2008, among Eiger Holdco, LLC, Eiger Merger Corporation, and Industrial Distribution Group, Inc. (incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the SEC on May 1, 2008).

31.1	Certification of Charles A. Lingenfelter pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (15 U.S.C. Section 7241) (Chief Executive Officer)

31.2	Certification of Jack P. Healey pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (15 U.S.C. Section 7241) (Chief Financial Officer)

32.1	Certification of Charles A. Lingenfelter pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350) (Chief Executive Officer)

32.2	Certification of Jack P. Healey pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350) (Chief Financial Officer)

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INDUSTRIAL DISTRIBUTION GROUP, INC.
Date: May 16, 2008	/s/ Jack P. Healey
Jack P. Healey
Executive Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Accounting and Financial Officer)